Form 10-Q
period 2015-03-31
Minerva Neurosciences, Inc.
filed 2015-05-07
CIK 1598646

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

The number of shares of Registrant’s Common Stock, $0.0001 par value per share, outstanding as of April 22, 2015 was 24,721,143.

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. These forward-looking statements reflect our plans, estimates and beliefs. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “would” and similar expressions intended to identify forward-looking statements. Forward-looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Because of these risks and uncertainties, the forward-looking events and circumstances discussed in this report may not transpire. These risks and uncertainties include, but are not limited to, the risks included in this Quarterly Report on Form 10-Q under Part II, Item IA, “Risk Factors.”

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

All trademarks, trade names and service marks appearing in this Quarterly Report on Form 10-Q are the property of their respective owners.

PART I

MINERVA NEUROSCIENCES, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
	2015	2014
Assets
Current assets
Cash and cash equivalents	$52,200,985	$18,545,702
Restricted cash	40,000	35,014
Prepaid expenses	503,317	756,979
Total current assets	52,744,302	19,337,695

Equipment, net	33,735	43,446
In-process research and development	34,200,000	34,200,000
Goodwill	14,869,399	14,869,399
Total assets	$101,847,436	$68,450,540

Liabilities and Stockholders’ Equity
Current liabilities
Notes payable - current portion	$158,263	$-
Accounts payable	1,034,772	641,813
Accrued expenses and other current liabilities	1,771,439	1,645,258
Accrued collaborative expenses	1,461,342	1,222,420
Total current liabilities	4,425,816	3,509,491
Notes payable - noncurrent	9,546,861	-
Deferred taxes	13,433,760	13,433,760
Other noncurrent liabilities	5,129	7,694
Total liabilities	27,411,566	16,950,945
Commitments and contingencies

Stockholders’ equity
Preferred stock; $.0001 par value; 100,000,000 shares authorized; none issued or outstanding as of March 31, 2015 and December 31, 2014, respectively	-	-
Common stock; $.0001 par value; 125,000,000 shares authorized; 24,721,143 and 18,439,482 shares issued and outstanding as of March 31, 2015 and December 31, 2014, respectively	2,472	1,844
Additional paid-in capital	155,257,875	126,228,981
Accumulated deficit	(80,824,477)	(74,731,230)
Total stockholders’ equity	74,435,870	51,499,595
Total liabilities and stockholders’ equity	$101,847,436	$68,450,540

See accompanying notes to condensed consolidated financial statements

MINERVA NEUROSCIENCES, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Expenses
Research and development	$3,961,205	$585,936
General and administrative	1,917,293	2,037,392
Total expenses	5,878,498	2,623,328
Loss from operations	(5,878,498)	(2,623,328)

Foreign exchange gains (losses)	15,960	(6,562)
Interest (expense) income	(230,709)	(308,528)
Net loss	$(6,093,247)	$(2,938,418)

Net loss per share, basic and diluted	$(0.31)	$(0.43)
Weighted average shares outstanding, basic and diluted	19,416,629	6,902,910

See accompanying notes to condensed consolidated financial statements

MINERVA NEUROSCIENCES, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-In Capital	Deficit	Total
Balances at December 31, 2014	18,439,482	$1,844	$126,228,981	$(74,731,230)	$51,499,595
Issuance of common stock and warrants pursuant to a private placement, net of issuance costs of $2,473,189	6,281,661	628	28,526,182	-	28,526,810
Issuance of warrant pursuant to loan agreement			166,344		166,344
Stock-based compensation	-	-	336,368	-	336,368
Net loss	-	-	-	(6,093,247)	(6,093,247)
Balances at March 31, 2015	24,721,143	$2,472	$155,257,875	$(80,824,477)	$74,435,870

See accompanying notes to condensed consolidated financial statements

MINERVA NEUROSCIENCES, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(6,093,247)	$(2,938,418)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,711	270
Amortization of debt discount recorded as interest expense	67,124	274,312
Stock-based compensation expense	336,368	302,076
Unrealized foreign exchange gain	-	2,651
Change in fair value of derivative	-	(5,193)
Changes in operating assets and liabilities
Prepaid expenses	253,662	(1,964)
Accounts payable	254,529	1,187,152
Accrued expenses and other current liabilities	26,181	(60,424)
Accrued collaborative expenses	238,922	-
Other noncurrent liabilities	(2,565)
Net cash used in operating activities	(4,909,315)	(1,239,538)

Cash flows from investing activities:
Cash acquired in business combination	-	1,167,869
Restricted cash	(4,986)	-
Net cash provided by investing activities	(4,986)	1,167,869

Cash flows from financing activities:
Proceeds from loans	10,000,000	500,000
Costs paid in connection with loans	(195,656)	-
Proceeds from sales of common stock in private placement	30,999,999	-
Costs paid in connection with private placement	(2,234,759)	-
Public offering costs paid	-	(105,417)
Net cash provided by financing activities	38,569,584	394,583
Net increase in cash and cash equivalents	33,655,283	322,914

Cash and cash equivalents
Beginning of period	18,545,702	1,818,317
End of period	$52,200,985	$2,141,231
Cash paid for interest	$88,125	$-
Incurred but unpaid private/public placement costs	$238,430	$1,075,818
Supplemental disclosure of noncash investing and financing activities
Common stock issued as consideration for business acquisition	$-	$16,541,834
Plus liabilities assumed:
Accrued expenses and other	-	321,417
ProteoSys milestone payable	-	681,600
Deferred tax liability	-	5,970,560
Less assets acquired:
Prepaid expenses	-	42,926
Equipment	-	28,204
In-process research and development	-	15,200,000
Goodwill	-	7,076,412
Cash acquired in business merger	$-	$1,167,869
Incurred but unpaid public offering costs	$-	$1,075,818

See accompanying notes to condensed consolidated financial statements

MINERVA NEUROSCIENCES, INC.

Notes to Condensed Consolidated Financial Statements

As of March 31, 2015 and for the

Three Months Ended March 31, 2015 and 2014

(Unaudited)

NOTE 1 — NATURE OF OPERATIONS AND LIQUIDITY

Nature of Operations

Minerva Neurosciences, Inc. (“Minerva” or the “Company”), formerly known as Cyrenaic Pharmaceuticals Inc. (“Cyrenaic”) was incorporated on April 23, 2007. On November 12, 2013, Sonkei Pharmaceuticals, Inc. (“Sonkei”), a biopharmaceutical company focused on the development of an experimental drug for the treatment of depression and an affiliated company through certain common ownership, was merged into Cyrenaic with Cyrenaic being the surviving company.  Subsequent to the merger, Cyrenaic changed its name to Minerva Neurosciences, Inc. The Company is a clinical-stage biopharmaceutical company focused on the development and commercialization of a portfolio of product candidates to treat central nervous system (“CNS”) diseases.

On February 11, 2014, the Company acquired Mind-NRG (discussed further in Note 3 — Business Acquisition).  Mind-NRG is a Swiss development stage biopharmaceutical company focused on the development and commercialization of an experimental drug for the treatment of Parkinson’s disease. The Company acquired 100% of the share capital of Mind-NRG largely to obtain the intellectual property estate which underpins Mind-NRG’s lead product candidate, renamed MIN-301.

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

Going Concern

The Company has limited capital resources and has incurred recurring operating losses and negative cash flows from operations since inception. As of March 31, 2015, the Company has an accumulated deficit of approximately $80.8 million. Management expects to continue to incur operating losses and negative cash flows from operations. The Company has financed its business to date from proceeds from the sale of common stock, loans and convertible promissory notes.

In January 2015, the Company entered into a loan and security agreement and drew down on $10.0 million in term loans.  In March 2015, the Company closed the sale of 6,281,661 shares of common stock and warrants to purchase an equal number of shares of common stock in a private placement resulting in net proceeds to the Company of $28.5 million after deducting placement fees and issuance costs. The Company believes that based on its operating plan, cash on hand at March 31, 2015 and the proceeds from the term loans and the private placement in March 2015 will be sufficient to fund the Company’s operations through the end of 2016.

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

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim reporting and the requirements of the Securities and Exchange Commission (“SEC”) in accordance with Regulation S-X, Rule 10-01. Under those rules, certain footnotes and financial information that are normally required for annual financial statements can be condensed or omitted. In the opinion of the Company’s management, the accompanying financial statements contain all adjustments (consisting of items of a normal and recurring nature) necessary to present fairly the financial position as of March 31, 2015 and the results of operations and cash flows for the three months ended March 31, 2015 and 2014. The results of operations for the three months ended March 31, 2015, are not necessarily indicative of the results to be expected for the full year. When preparing financial statements in conformity with GAAP, management must make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates. The consolidated balance sheet as of December 31, 2014 was derived from the audited annual financial statements. The accompanying unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements for the years ended December 31, 2014 and 2013 included in the Annual Report on Form 10-K.

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

In July 2014, the Company paid a $22.0 million license fee, which has been included as a component of research and development expense since the licensed rights were not deemed to have an alternative future use. The Company accounts for the co-development and license agreement pursuant to which the license fee was paid as a joint risk-sharing collaboration in accordance with ASC 808, Collaboration Arrangements. Costs between the Company and the licensor with respect to each party’s share of development costs that have been incurred pursuant to the joint development plan are recorded within research and development expense or general and administrative expense, as applicable, in the accompanying condensed consolidated financial statements due to the joint risk-sharing nature of the activities. The Company has included $1.5 million in accrued collaborative expenses as of March 31, 2015 related to this agreement.

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

The amounts capitalized are being accounted for as indefinite-lived intangible assets, subject to impairment testing, until completion or abandonment of research and development efforts associated with the project. An IPR&D asset is considered abandoned when it ceases to be used (that is, research and development efforts associated with the asset have ceased, and there are no plans to sell or license the asset or derive defensive value from the asset). At that point, the asset is considered to be disposed of and is written off. Upon successful completion of each project, the Company will make a determination about the then remaining useful life of the intangible asset and begin amortization. The Company tests its indefinite-lived intangibles, IPR&D assets, for impairment annually on November 30 and more frequently if events or changes in circumstances indicate that it is more likely than not that the asset is impaired. When testing indefinite-lived intangibles for impairment, the Company may assess qualitative factors for its indefinite-lived intangibles to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the asset is impaired. Alternatively, the Company may bypass this qualitative assessment for some or all of its indefinite-lived intangibles and perform the quantitative impairment test that compares the fair value of the indefinite- lived intangible asset with the asset’s carrying amount. There was no impairment of IPR&D for the three months ended March 31, 2015 and 2014.

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

Goodwill

The Company tests its goodwill for impairment annually, or whenever events or changes in circumstances indicate an impairment may have occurred, by comparing its reporting unit’s carrying value to its implied fair value. Impairment may result from, among other things, deterioration in the performance of the acquired business, adverse market conditions, adverse changes in applicable laws or regulations and a variety of other circumstances. If the Company determines that an impairment has occurred, it is required to record a write-down of the carrying value and charge the impairment as an operating expense in the period the determination is made. In evaluating the recoverability of the carrying value of goodwill the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the acquired assets. Changes in strategy or market conditions could significantly impact those judgments in the future and require an adjustment to the recorded balances. The Company tests its goodwill for impairment annually at November 30 and more frequently if events or changes in circumstances indicate that it is more likely than not that the asset is impaired. There was no impairment of goodwill for the three months ended March 31, 2015 and 2014.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) and are adopted by the Company as of the specified effective date. The Company believes that the impact of recently issued but not yet adopted accounting pronouncements will not have a material impact on the consolidated financial position, consolidated results of operations, and consolidated cash flows, or do not apply to the Company.

In April 2015, the FASB issued ASU 2015-03, which simplifies the presentation of debt issuance costs.  The Company has elected early adoption of this guidance and recorded its debt issuance costs associated with the Term Loans as a direct reduction to the face amount of the loans.

NOTE 3 — BUSINESS ACQUISITION

On February 11, 2014, the Company acquired Mind-NRG, a Swiss development stage biopharmaceutical company focused on the development and commercialization of an experimental drug for the treatment of Parkinson’s disease. This transaction was accounted for as a business combination by the Company. The purchase price consisted of 1,481,583 shares of the Company’s common stock with an estimated fair value of $11.17 per share, or approximately $16.5 million. The Company acquired 100% of the share capital of Mind-NRG largely to obtain the intellectual property estate that underpins Mind-NRG’s lead product candidate, renamed MIN-301.

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

The Company allocated the excess of purchase price over the identifiable intangible and net tangible assets to goodwill. The goodwill recorded recognizes the value of the overall development program, both the current pre-clinical development program in process and the future clinical trial development strategy. Such goodwill is not deductible for tax purposes. The aggregate consideration of $16.5 million was allocated to assets acquired and liabilities assumed based on estimated fair values as follows:

Cash	$1,167,869
Other assets	71,130
Goodwill	7,076,412
In-process research and development	15,200,000
Deferred tax liability	(5,970,560)
Accrued expenses	(321,417)
ProteoSys milestone payable	(681,600)
$16,541,834

IPR&D, an indefinite-lived asset, has been included as an asset on the Company’s balance sheet until such time that: (i) a marketing approval to commercially sell the drug is received from a regulatory agency, in which case it will be amortized over its expected commercial life, or (ii) such time as the IPR&D is deemed to be impaired, in which case it will be expensed. The transaction is being treated as a stock purchase for income tax purposes and accordingly, the tax bases of Mind-NRG’s assets and liabilities are not adjusted for the effect of purchase accounting. In 2014, the Company corrected the deferred tax rate used to record a deferred tax liability at acquisition date by recording at $0.1 million reduction in deferred tax liability with a corresponding increase to goodwill.

NOTE 4 — ACCRUED EXPENSES

Accrued expenses and other liabilities consist of the following:

	March 31, 2015	December 31, 2014

Accrued bonus	$546,761	$327,960
Research and development costs	498,094	415,595
Accrued severance	318,750	636,033
Professional fees	128,446	54,350
Primomed research funding (1)	105,123	127,209
Interest payable	58,750	-
Accrued excise and franchise taxes	76,469	76,885
Vacation pay	30,809	-
Deferred rent, current	8,237	7,226
	$1,771,439	$1,645,258

(1)	Under the terms of a research agreement with Primomed, the Company received grant funds that will be used to offset certain costs under the MIN-301 development program.

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

	Three Months Ended
	March 31,
	2015	2014
Net loss	$(6,093,247)	$(2,938,418)
Weighted average shares of common stock outstanding	19,416,629	6,902,910
Net loss per share of common stock – basic and diluted	$(0.31)	$(0.43)

The following securities outstanding at March 31, 2015 and 2014 have been excluded from the calculation of weighted average shares outstanding as their effect on the calculation of loss per share is antidilutive:

	March 31,
	2015	2014
Stock issued subject to recourse notes	-	926,604
Common stock options	2,081,558	646,759
Warrants	6,322,451	-

NOTE 6 — LICENSE AGREEMENTS

The Company has entered into a license agreement with Mitsubishi Tanabe Pharma Corporation (“MTPC”) dated as of August 30, 2007, as amended (the “License Agreement”). Under the terms of the License Agreement, the Company acquired an exclusive license to the compound known as CYR-101 (subsequently renamed MIN-101), and other compounds with a similar structure and intended purpose and other data included within the valid claims of certain patents licensed to the Company under the License Agreement. The license is for world-wide rights, excluding certain Asian countries such as China, Japan, India and South Korea. The Company will pay a tiered royalty for net sales of product by it or any of its affiliates or sub-licensees containing the licensed compound equal to a percentage ranging from the high single digit to the low teens depending on net sales of products under the License Agreement. The initial $1.0 million licensing fee paid in 2007 was expensed as research and development expense, as was an additional payment of $0.5 million in 2008 upon the onset of a Phase IIa study. The Company made a $0.5 million extension payment in 2010 which was expensed as part of research and development expense. The Company was also required to make milestone payments upon the achievement of certain development and commercial milestones, potentially up to $57.5 million for MIN-101 and up to $59.5 million for additional products.

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

In connection with the merger of Sonkei in November 2013, the Company has a second license agreement with MTPC dated September 1, 2008, as amended. Under the terms of the agreement, the Company has an exclusive license to the compound known as SON-117 (subsequently renamed MIN-117) and other data included within the valid claims of certain patents licensed to the Company under the agreement. The license is for world-wide rights other than certain countries in Asia, including China, Japan, India and South Korea. Under the agreement, the Company will pay a tiered royalty for net sales of product by it or any of its affiliates or sub-licensees containing the licensed compound ranging from the high single digits to the low teens depending on net sales of products. Through the date of the agreement, as amended, the Company was required to make payments up to $57.5 million upon the achievement of certain commercial milestones.

In January 2014, the Company renegotiated the structure of the license for MIN-117 such that the Company is required to make certain milestone payments upon the achievement of certain commercial milestones up to $47.5 million. In addition, in the event that the Company sells the rights to the license, the licensor will be entitled to a percentage of milestone payments in the low teens and a percentage of royalties received by the Company in the low double digits. Under the terms of the amended agreement, the Company is required to initiate either a Phase IIa or Phase IIb study with the licensed compound in patients suffering major mood disorders where initiation is defined as first patient enrolled in the study by the end of April 2015. If the Company fails to achieve this milestone, the Company may elect to extend the timeline to achieve the milestone by one year increments by making an extension payment of $0.5 million. The number of extension payments which may be made is unlimited.

The Company did not make any license payments under the agreements for the three months ended March 31, 2015 or 2014.

NOTE 7 — DEBT

Loan and Security Agreement

On January 16, 2015, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Oxford Finance LLC (“Oxford”) and Silicon Valley Bank (“SVB” and, together with Oxford, the “Lenders”), providing for term loans to the Company in an aggregate principal amount of up to $15 million, in two tranches.

The Company drew down the initial term loans in the aggregate principal amount of $10 million (the “Term A Loans”), on January 16, 2015. The Term A Loans bear interest at a fixed rate of 7.05% per annum. On or prior to March 31, 2016, the Company may borrow additional term loans or Term B Loans and, together with the Term A Loans, (the “Term Loans”), in the aggregate principal amount up to $5 million, subject to the satisfaction of certain borrowing conditions, including its achievement of primary endpoints on its Phase IIa trials for its MIN-117 and MIN-202 programs. The Term B Loans will bear interest at a fixed rate per annum of the greater of (i) 7.05% or (ii) the sum of (a) the prime rate reported in The Wall Street Journal three (3) business days prior to the funding date of the Term B Loans, plus (b) 3.80%.

The Company paid a facility fee of $75,000 for access to the Term Loans and will be required to pay a final payment of 4.45% (or, if the interest-only period is extended as described below, 5.10%) of the total amount borrowed, which has been included as a component of the debt discount and will be amortized to interest expense over the term of the loan.  The Term A Loans and debt discount are as follows:

March 31, 2015

Term A Loans	$10,000,000
Less: debt discount and financing costs	(294,876)
Less: current portion	(158,263)
Long-term portion	$9,546,861

For the three months ended March 31, 2015, the Company recognized interest expense of $0.2 million related to the Term A Loans, including $67 thousand related to the debt discount.

Through February 1, 2016, the Company is obligated only to make monthly interest payments on the outstanding principal balance on the Term A Loans, followed by 30 months of equal principal and interest payments. If the Company raises at least $30.0 million in capital (including at least $20.0 million from the sale of equity securities) and completes the first dosing of its Phase I/II clinical trial for MIN-117 prior to December 31, 2015, the interest-only period will be extended an additional six months and the repayment period will be reduced by six months. The Company achieved the first milestone by raising approximately $31.0 million in gross proceeds in a private placement of common stock and warrants in March 2015.  The Term Loans mature on August 1, 2018. The Company may prepay all, but not less than all, of the loaned amount upon 30 days’ advance notice to the Lenders, provided that the Company will be obligated to pay a prepayment fee equal to (i) 3% of the outstanding balance, if the loan is prepaid within 24 months of the funding date, (ii) 2% of the outstanding balance, if the loan is prepaid between 24 and 36 months of the funding date and (iii) 1% of the outstanding balance, if the loan is prepaid thereafter (each, a “Prepayment Fee”).  The expected repayment of the $10.0 million Term A loan principal is as follows:

2015	$-
2016	3,140,089
2017	4,019,155
2018	2,840,756
Total Term A Loans	$10,000,000

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

Under the Loan Agreement, the Company agreed to issue the Lenders warrants to purchase shares of its common stock upon its draw of each tranche of the Term Loans. The aggregate number of shares of common stock issuable upon exercise of the warrants is equal to 2.25% of the amount drawn of such tranche, divided by the average closing price per share of the Company’s common stock reported on the NASDAQ Global Market for the 10 consecutive trading days prior to the applicable draw.  On January 16, 2015, upon the draw of the Term A Loans, the Company issued to the Lenders warrants to purchase 40,790 shares of common stock at a per share exercise price of $5.516. The warrants were immediately exercisable upon issuance, and other than in connection with certain mergers or acquisitions, will expire on the ten-year anniversary of the date of issuance.  The fair value of the warrants was estimated at $0.2 million using a Black-Scholes model and assuming: (i) expected volatility of 100.84%, (ii) risk free interest rate of 1.83%, (iii) an expected life of 10 years and (iv) no dividend payments.  The fair value of the warrants was included as a discount to the Term A Loans and also as a component of additional paid-in capital at March 31, 2015.

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

The Company included the $22.0 million license fee payment as a component of research and development expense since the licensed rights were not deemed to have an alternative future use. The Company accounts for the co-development and license agreement as a joint risk-sharing collaboration in accordance with ASC 808, Collaboration Arrangements. Payments between the Company and the licensor with respect to each party’s share of MIN-202 development costs that have been incurred pursuant to the joint development plan are recorded within research and development expense or general and administrative expense, as applicable, in the accompanying consolidated statements of operations due to the joint risk-sharing nature of the activities. The Company has included $1.5 million and $1.2 million in accrued collaborative expenses as of March 31, 2015 and December 31, 2014, respectively.  The Company paid $1.2 million in February 2015 under this agreement.

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

NOTE 9 — STOCKHOLDERS’ EQUITY

Private Placement of Common Stock and Warrants

On March 18, 2015, pursuant to a securities purchase agreement with certain accredited investors dated March 13, 2015, the Company sold in a private placement 6,281,661 shares of the Company’s common stock at a price per share of $4.81 and warrants to purchase up to an aggregate of 6,281,661 shares of common stock at a purchase price of $0.125 per warrant share, with an initial exercise price of $5.772 per share, resulting in gross proceeds of approximately $31.0 million.  The warrants will expire on March 18, 2017, two years after the date on which they were initially issued.  The Company incurred $2.5 million for placement agent fees and transaction costs which have been included as a component of additional paid-in capital, resulting in net proceeds of $28.5 million.

In connection with the private placement, the Company also entered into a registration rights agreement (the “Registration Rights Agreement”), dated March 13, 2015 with certain accredited investors. Pursuant to the terms of the Registration Rights Agreement, the Company is obligated to prepare and file with the SEC a registration statement to register for resale the 6,281,661 shares of its common stock issued in the private placement and the 6,281,661 shares of its common stock issuable upon exercise of the warrants on or prior to May 2, 2015.  The Company filed a resale registration statement on April 30, 2015. If registration statements are not maintained effective, the Company could be subject to penalties of up to 10.0% of proceeds received in the private placement.

Term Loan Warrants

In connection with the Loan Agreement, the Company issued the Lenders warrants to purchase shares of its common stock upon its draw of each tranche of the Term Loans. The aggregate number of shares of common stock issuable upon exercise of the warrants is equal to 2.25% of the amount drawn of such tranche, divided by the average closing price per share of the Company’s common stock reported on the NASDAQ Global Market for the 10 consecutive trading days prior to the applicable draw.  Upon the draw of the Term A Loans, the Company issued the Lenders warrants to purchase 40,790 shares of common stock at a per share exercise price of $5.516. The warrants are immediately exercisable upon issuance, and other than in connection with certain mergers or acquisitions, will expire on the ten-year anniversary of the date of issuance.  The fair value of the warrants was estimated at $0.2 million using a Black-Scholes model and assuming: (i) expected volatility of 100.84%, (ii) risk free interest rate of 1.83%, (iii) an expected life of 10 years and (iv) no dividend payments.  The fair value of the warrants was included as a discount to the Term A Loans and also as a component of additional paid-in capital at March 31, 2015.

NOTE 10 — STOCK OPTION PLAN

The Company adopted the 2013 Equity Incentive Plan (the “Plan”) in December 2013, which provides for the issuance of options, stock appreciation rights, stock awards and stock units. On January 1, 2015, in accordance with the terms of the Plan, the total shares authorized for issuance under the plan increased by 737,579 to 4,281,333.  This increase represents 4% of the total shares outstanding calculated as of the end of the most recent fiscal year. The exercise price per share shall not be less than the fair value of the Company’s underlying common stock on the grant date and no option may have a term in excess of ten years. Stock option activity under the Plan is as follows:

		Weighted-Average
	Stock Options	Exercise Price
Outstanding January 1, 2015	2,076,558	$6.64

Granted	25,000	$5.05
Forefeited	(20,000)	$6.26
Outstanding March 31, 2015	2,081,558	$6.63
Exercisable March 31, 2015	1,308,685	$6.84
Available for future grant	2,199,775

The Company uses the Black Scholes model to estimate the fair value of stock options granted.  For stock options granted on January 2, 2015 and February 2, 2015, the Company utilized the following assumptions:

	January 2, 2015	February 2, 2015
Expected term (years)	6.25	5.50
Risk free interest rate	1.80%	1.27%
Volatility	109.86%	73.74%
Dividend yield	0%	0%
Grant date fair value per share of common stock	$5.13	$2.72

The Company recognized stock-based compensation expense for the three months ended March 31, 2015 and 2014 of $0.3 million and $0.3 million, respectively.  The weighted average grant-date fair value of stock options outstanding on March 31, 2015 was $5.58 per share. Total unrecognized compensation costs related to non-vested awards at March 31, 2015 was approximately $3.6 million and is expected to be recognized within future operating results over a period of 2.93 years. At March 31, 2015, the weighted average contractual term of the options outstanding is approximately 9.2 years. The intrinsic value of outstanding stock options at March 31, 2015 was $9,900.

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

NOTE 11 — COMMITMENTS

In September 2014, the Company entered into a lease agreement for 4,043 square feet of office space in Waltham, MA. The term of the lease is approximately 2 years, and the Company is required to make monthly rental payments commencing December 2014. Estimated annual rent payable under this operating lease is approximately $0.1 million per year in each of the two years.

NOTE 12 — RELATED PARTY TRANSACTIONS

An investor previously provided accounting and other services to the Company, for the three months ended March 31, 2015 and 2014, the expense recognized in operating results in connection with these services was $0 and $25,000, respectively.

For the three months ended March 31, 2015 and 2014, the Company retained the services of certain consultants who were also stockholders of the Company (see Note 9 – Stockholders’ Equity). The total expense recognized by the Company in connection with these consulting services was $0 and $199,438 for the three months ended March 31, 2015 and 2014, respectively.

NOTE 13 — SUBSEQUENT EVENTS

In April 2015, the Company amended the diligence milestone obligation under the license agreement for MIN-117 to extend the deadline to initiate a Phase IIa or Phase IIb study with the licensed compound in patients suffering major mood disorders from April 30, 2015 to June 30, 2015. As consideration for such two-month extension, the Company agreed to pay $80,000 to MTPC. In the event the Company is unable to achieve such milestone by June 30, 2015, the Company may extend the milestone date to April 30, 2016 by making an additional extension payment of $0.5 million by June 30, 2015. The Company may make an unlimited number of annual extensions beyond April 30, 2016 if it is unable to achieve the milestone due to circumstances beyond its reasonable control by making an additional payment of $0.5 million for each extension before April 30 in each applicable year. All other terms of the license agreement for MIN-117 remain in effect.

The Company amended the license agreement for MIN-117 to extend the April 30, 2015 milestone deadline because the Company plans to file an amendment to the protocol previously approved by the Latvian regulatory authorities for the double blinded placebo controlled Phase IIa study in patients with Major Depressive Disorder (“MDD”). The amendment will be filed to request an additional patient arm to evaluate a 2.5mg dose of MIN-117. If approved, the study is expected to include a total 80 patients, of which 20 would receive a 0.5mg dose of MIN-117, 20 would receive a 2.5mg dose of MIN-117, 20 would receive a 20mg dose of paroxetine and 20 would receive a placebo. The additional arm would explore the relative improvement in symptoms between the patients receiving 0.5mg and 2.5mg doses of MIN-117. The Company plans to begin enrollment for the Phase IIa study in the second quarter of 2015 and expects topline results of the Phase IIa study to be available in the first half of 2016.

In April 2015, under the terms of the Plan, the Company granted 823,778 options to purchase common stock to employees with vesting terms over four years and a weighted average exercise price equal to the closing price of the stock on the date of grant of $5.18 per common share.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with our condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our annual audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2014 as filed with the Securities and Exchange Commission on March 26, 2015.

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

On March 18, 2015, pursuant to a securities purchase agreement with certain accredited investors dated March 13, 2015, we sold in a private placement 6,281,661 shares of our common stock at a price per share of $4.81 and warrants to purchase up to an aggregate of 6,281,661 shares of common stock at a purchase price of $0.125 per warrant share, with an initial exercise price of $5.772 per share.  We received net proceeds of approximately $28.5 million, after deducting placement agent fees and issuance costs.  The warrants will expire on March 18, 2017, two years after the date on which they were initially issued.  All of the shares of common stock and warrant shares issued and sold were registered under the Securities Act of 1933, as amended, or the Securities Act, pursuant to a registration statement on Form S-1, which we filed with the Securities and Exchange Commission, on April 30, 2015 (File No. 333-203737).

On January 16, 2015, we entered into a Loan and Security Agreement with Oxford Finance LLC, or Oxford, and Silicon Valley Bank, or SVB, providing for term loans in an aggregate principal amount of up to $15 million, in two tranches.  We drew down the initial term loans, or the Term A Loans, in the aggregate principal amount of $10 million on January 16, 2015. The Term A Loans bear interest at a fixed rate of 7.05% per annum. On or prior to March 31, 2016, we may borrow additional term loans, or the Term B loans, in the aggregate principal amount up to $5 million, subject to the satisfaction of certain borrowing conditions, including achievement of the primary endpoints on our Phase IIa trials for our MIN-117 and MIN-202 programs. The Term B Loans will bear interest at a fixed rate per annum of the greater of (i) 7.05% or (ii) the sum of (a) the prime rate reported in The Wall Street Journal three (3) business days prior to the funding date of the Term B Loans, plus (b) 3.80%.

On July 7, 2014, we closed our initial public offering, in which we issued and sold 5,454,545 shares of common stock at a public offering price of $6.00 per share, for aggregate gross proceeds to us of $32.7 million. All of the shares issued and sold in our initial public offering were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-195169), which was declared effective by the SEC on June 30, 2014. Net proceeds to us from the offering were approximately $28.2 million, after deducting the underwriting discount and transaction expenses of approximately $3.1 million.  Following our initial public offering, on July 29, 2014, we closed the sale of an over-allotment of 160,993 shares of our common stock at a price of $6.00 per share, resulting in net proceeds to us of approximately $0.9 million, after deducting the underwriting discount of approximately $0.1 million.

Clinical Update

MIN-101

We have begun enrollment of our Phase IIb clinical trial of MIN-101 in Europe and expect enrollment to continue over the last three quarters of 2015. To date we have received regulatory approvals in Latvia, Estonia, Romania and Russia as well as ethical committee approvals in Latvia, Estonia and Romania. The trial is being conducted in stable subjects with schizophrenia suffering from predominantly negative symptoms. We are evaluating two doses of MIN-101 (32mg and 64mg) versus placebo, in a double-blind design in 234 subjects. The primary efficacy endpoint is the change from baseline of negative symptoms after three months of drug administration, as measured from the baseline by the Positive and Negative Symptom Scale, or PANSS. We plan to also investigate the effects on positive symptoms and overall symptoms of schizophrenia measured by PANSS and the Clinical Global Impression rating scales, as well as the effects of MIN-101 on sleep, cognition, anxiety and mood, and clinical and biological safety and drug plasma levels. Patients that experience improved symptomatology during the first 3 months will be offered the opportunity to enter into an extension phase of 6 months, which we expect will provide additional long term safety and efficacy data. We anticipate topline results from this part of the study in the first half of 2016.

MIN-117

In April 2015, we amended the diligence milestone obligation under the license agreement for MIN-117 to extend the deadline to initiate a Phase IIa or Phase IIb study with the licensed compound in patients suffering major mood disorders from April 30, 2015 to June 30, 2015. As consideration for such two-month extension, we agreed to pay $80,000 to MTPC. In the event we are unable to achieve such milestone by June 30, 2015, we may extend the milestone date to April 30, 2016 by making an additional extension payment of $0.5 million by June 30, 2015. We may make an unlimited number of annual extensions beyond April 30, 2016 if we are unable to achieve the milestone due to circumstances beyond our reasonable control by making an additional payment of $0.5 million for each extension before April 30 in each applicable year. All other terms of the license agreement for MIN-117 remain in effect.

We amended the license agreement for MIN-117 to extend the April 30, 2015 milestone deadline because we plan to file an amendment to the protocol previously approved by the Latvian regulatory authorities for the double blinded placebo controlled Phase IIa study in patients with MDD. The amendment will be filed to request an additional patient arm to evaluate a 2.5mg dose of MIN-117. If approved, the study is expected to include a total 80 patients, of which 20 would receive a 0.5mg dose of MIN-117, 20 would receive a 2.5mg dose of MIN-117, 20 would receive a 20mg dose of paroxetine and 20 would receive a placebo. The additional arm would explore the relative improvement in symptoms between the patients receiving 0.5mg and 2.5mg doses of MIN-117. We plan to begin enrollment for the Phase IIa study in the second quarter of 2015 and expect topline results of the Phase IIa study to be available in the first half of 2016.

MIN-202

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

In January 2015, we also announced results from a double-blind, placebo-controlled, randomized, multiple ascending dose study in sequential cohorts of male and female healthy subjects completed by Janssen in Europe. MIN-202 was administered in the morning at dose levels ranging from 5mg to 60mg for 10 days. A dose level as low as 5mg of MIN-202 elicits sedation while dose levels ≥ 20mg induce (daytime) somnolence. The MIN-202 plasma exposure is dose proportional from 5mg to 20mg. At higher doses, the exposure is less than dose proportional. This study was performed using a suspension formulation and MIN-202 was found to be safe and well-tolerated. Pharmacodynamic assessments were incorporated into the clinical study to evaluate the effect of MIN-202 on alertness via PK/PD modeling.

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

MIN-301

In January 2015, we announced results from a non-human primate study showing that treatment with an analog of MIN-301 resulted in improvements in a range of symptoms associated with a Parkinson’s disease model in primates.  The results confirmed the beneficial effects of MIN-301 in non-primate preclinical models. Currently, we are conducting material scale-up for Investigational Medicinal Product Dossier, or IMPD, or Investigational New Drug, or IND, application enabling studies of MIN-301 expected to be completed during the first half of 2016, with a Phase I study expected to commence in the second half of 2016.

Financial Overview

Presentation

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

Research and Development Expense. Research and development expense consists of costs incurred in connection with the development of our product candidates, including: fees paid to consultants and clinical research organizations, or CROs, including in connection with our non-clinical and clinical trials, and other related clinical trial fees, such as for investigator grants, patient screening, laboratory work, clinical trial database management, clinical trial material management and statistical compilation and analysis; licensing fees; costs related to acquiring clinical trial materials; costs related to compliance with regulatory requirements; and costs related to salaries, bonuses and stock-based compensation granted to employees in research and development functions.  We expense research and development costs as they are incurred.

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

General and Administrative Expense. General and administrative expenses consist principally of costs for functions in executive, finance, legal, auditing and taxes. Our general and administrative expenses include salaries, bonuses, facility and information system costs and professional fees for accounting, consulting and legal services. General and administrative costs also include non-cash stock-based compensation expense as part of our compensation strategy to attract and retain qualified staff. We expect general and administrative expenses to be higher in 2015 versus the prior year in order to support our operations as a public reporting company, including increased payroll, consulting, legal and compliance, accounting, insurance and investor relations costs.

Foreign Exchange Gains. Foreign exchange gains are comprised primarily of foreign currency exchange gains or losses resulting from clinical trial expenses denominated in Euros.  Since our initial planned clinical trials are expected to be in Europe, we expect to continue to incur expenses in Euros. We record expenses in U.S. dollars at the time the liability is incurred. Changes in the applicable foreign currency rate between the date an expense is recorded and the payment date is recorded as a foreign currency gain or loss

Interest Expense (Income), Net. Interest expense consists of interest incurred under our current and former debt obligations, including our Term A loans with SVB and Oxford, our 8.0% convertible promissory notes and our 8.0% working capital loans.  Interest expense under our 8.0% convertible promissory notes includes the amortization of the debt discount related to the beneficial conversion feature of the convertible promissory notes as well as coupon interest.  Interest income consists of interest earned on our cash and cash equivalents.

Results of Operations

Comparison of Three Months Ended March 31, 2015 versus March 31, 2014

Research and Development Expenses

Total research and development expenses were $4.0 million for the three months ended March 31, 2015 compared to $0.6 million for the same period in 2014, an increase of $3.4 million. The increase was primarily due to program costs of $1.6 million related to MIN-101, $1.5 million in program costs related to MIN-202 and $0.3 million in employee compensation.

General and Administrative Expenses

Total general and administrative expenses were $1.9 million for the three months ended March 31, 2015 compared to $2.0 million for the same period in 2014, a decrease of approximately $0.1 million.  The decrease was primarily due to lower consulting fees, offset by higher employee compensation.

Foreign Exchange Gains (Losses)

Foreign exchange gains were $16,000 for the three months ended March 31, 2015 compared to a loss of $7,000 for the same period in 2014, an increase of $23,000.  The increase was primarily due to certain expenses of Mind-NRG and clinical activities denominated in Euros, with more positive currency movements in 2015.

Interest (Income)/Expense, Net

Interest expense was $0.2 million for the three months ended March 31, 2015 compared to $0.3 million for the same period in 2014, a decrease of $0.1 million. The decrease was primarily due to higher interest expense incurred in 2014 under our convertible promissory notes.  These convertible promissory notes and accrued interest were converted into 352,000 common shares in July 2014.

Liquidity and Capital Resources

Sources of Liquidity

We have incurred losses and cumulative negative cash flows from operations since our inception in April 2007 and, as of March 31, 2015, we had an accumulated deficit of approximately $80.8 million. We anticipate that we will continue to incur net losses for the foreseeable future as we continue the development and potential commercialization of our product candidates and to support our operations as a public company. At March 31, 2015, we had approximately $52.2 million in cash and cash equivalents. We believe that our cash and cash equivalents will be sufficient to fund our operations through the end of 2016.

Sources of Funds

Private Placement

On March 18, 2015, pursuant to a securities purchase agreement with certain accredited investors dated March 13, 2015, we sold in a private placement 6,281,661 shares of our common stock at a price per share of $4.81 and warrants to purchase up to an aggregate of 6,281,661 shares of our common stock at a purchase price of $0.125 per warrant share, with an initial exercise price of $5.772 per share for gross proceeds of approximately $31.0 million and net proceeds of approximately $28.5 million. The warrants will expire on March 18, 2017, two years after the date on which they were initially issued.

Term Loans

On January 16, 2015, we entered into a Loan and Security Agreement with Oxford and SVB, providing for term loans to us in an aggregate principal amount of up to $15 million, in two tranches.  We drew down the initial term loans in the aggregate principal amount of $10 million, which we refer to as the Term A Loan, on January 16, 2015. The Term A Loan bears interest at a fixed rate of 7.05% per annum. On or prior to March 31, 2016, we may borrow additional term loans, which we refer to as the Term B Loan, in the aggregate principal amount up to $5 million, subject to the satisfaction of certain borrowing conditions, including our achievement of primary endpoints on our Phase IIa trials for our MIN-117 and MIN-202 programs. The Term B Loans will bear interest at a fixed rate per annum of the greater of (i) 7.05% or (ii) the sum of (a) the prime rate reported in The Wall Street Journal three (3) business days prior to the funding date of the Term B Loan, plus (b) 3.80%.

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

Under our collaboration agreement with Janssen for MIN-202, we have paid a total of $2.4 million as of March 31, 2015.  We have included an additional $1.5 million in accrued collaborative expenses as of March 31, 2015 and expect to incur another $1.1 million during 2015, in accordance with the terms of the agreement.

Under our $10.0 million Term A Loan, we expect to make principal repayments of approximately $3.1 million in 2016, $4.0 million in 2017 and $2.9 million in 2018, in accordance with the terms of the agreement.

Cash Flows

The table below summarizes our significant sources and uses of cash for the three months ended March 31, 2015 and 2014:

	Three months Ended
	March 31,
	2015	2014
	(dollars in millions)
Net cash provided by (used in):
Operating activities	$(4.9)	$(1.2)
Investing activities	-	$1.1
Financing activities	38.6	$0.4
Net increase in cash	$33.7	$0.3

Net Cash Used in Operating Activities

Net cash used in operating activities of approximately $4.9 million during the three months ended March 31, 2015 was primarily due to our net loss of $6.1 million, partially offset by stock-based compensation expense of $0.3 million, amortization of debt discount of $0.1, a $0.3 million decrease in prepaid expenses and a $0.5 million increase in accounts payable and accrued expenses.

Net cash used in operating activities of $1.2 million during the three months ended March 31, 2014 was primarily a result of our net loss of $2.9 million, partially offset by $1.1 million increase in accounts payable, $0.3 million in non‑cash stock‑based compensation expense and $0.3 million in non‑cash interest expense.

Net Cash Provided by Investing Activities

Net cash provided by investing activities in the three months ended March 31, 2014 consisted of $1.1 million of cash acquired in February 2014 in conjunction with the Mind‑NRG Acquisition.

Net Cash Provided by Financing Activities

Net cash provided by financing activities of $38.6 million during the three months ended March 31, 2015 was primarily due to proceeds from the January 2015 Term Loans of $10.0 million and net proceeds from our March 2015 private placement.

Net cash provided by financing activities of $0.4 million during the three months ended March 31, 2014 was due to the proceeds from a working capital loan of $0.5 million, partially offset by costs of our IPO paid during the quarter.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements as defined under Securities and Exchange Commission rules.

Critical Accounting Policies and Estimates

In our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, our most critical accounting policies and estimates upon which our financial status depends were identified as those relating to stock-based compensation; net operating losses and tax credit carryforwards; and impairment of long-lived assets.  We reviewed our policies and determined that those policies remain our most critical accounting policies for the three months ended March 31, 2015.

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

Not applicable.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2015. Based on the evaluation of our disclosure controls and procedures as of March 31, 2015, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no other changes in internal control over financial reporting during the Company’s latest fiscal quarter that would have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

Item 1.   Legal Proceedings

From time to time, we may be subject to various legal proceedings and claims that arise in the ordinary course of our business activities. Although the results of litigation and claims cannot be predicted with certainty, as of the date of this Quarterly Report on Form 10-Q, we do not believe we are party to any claim or litigation, the outcome of which, if determined adversely to us, would individually or in the aggregate be reasonably expected to have a material adverse effect on our business. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

Item 1A.   Risk Factors

This Quarterly Report on Form 10-Q contains forward-looking information based on our current expectations. Because our actual results may differ materially from any forward-looking statements that we make or that are made on our behalf, this section includes a discussion of important factors that could affect our actual future results, including, but not limited to, our capital resources, the progress and timing of our clinical programs, the safety and efficacy of our product candidates, risks associated with regulatory filings, risks associated with determinations made by regulatory agencies, the potential clinical benefits and market potential of our product candidates, commercial market estimates, future development efforts, patent protection, effects of healthcare reform, reliance on third parties, and other risks set forth below. The risk factors set forth below with an asterisk (*) next to the title are new risk factors or risk factors containing changes, which may be material, from the risk factors previously disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, as filed with the Securities and Exchange Commission.

Risks Related to Our Financial Position and Capital Requirements

*We have incurred significant losses since our inception. We expect to continue to incur losses over the next several years and may never achieve or maintain profitability.

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

We are not profitable and have incurred losses in each period since our inception in 2007. For the three months ended March 31, 2015 and 2014, we reported net losses of $6.1 million and $2.9 million, respectively. As of March 31, 2015, we had an accumulated deficit of $80.8 million.

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

*We will require additional capital to finance our operations, which may not be available to us on acceptable terms, or at all. As a result, we may not complete the development and commercialization of our product candidates or develop new product candidates.

Our operations and the historic operations of Sonkei and Mind-NRG have consumed substantial amounts of cash since inception. We expect our research and development expenses to increase substantially in connection with our ongoing activities, particularly as we advance our product candidates into clinical trials.

As of March 31, 2015, we had cash and cash equivalents of $52.2 million. We believe that our existing cash and cash equivalents, together with amounts drawn or available under our credit facility with Oxford Finance LLC and Silicon Valley Bank and the net proceeds from our private placement of common stock and warrants to purchase common stock, which was completed in March 2015, will fund our projected operating requirements through 2016. In particular, we expect these funds will allow us to complete our Phase IIb trial for MIN-101, our Phase IIa trial for MIN-117, our portion of the funding for the Phase IIa trial in primary insomnia for MIN-202 with Janssen, our portion of the funding for the Phase Ib trial in comorbid insomnia for MIN-202 with Janssen and additional pre-clinical development for MIN-301. However, circumstances may cause us to consume capital more rapidly than we currently anticipate. In any event, we will require significant additional capital to fund future clinical trials of our product candidates, and to obtain regulatory approval for, and to commercialize, our product candidates.

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

*We may have to pay liquidated damages to the selling stockholders from our recent private placement, which would increase our expenses and reduce our cash resources.

In connection with the private placement that we completed on March 18, 2015, we entered into a registration rights agreement. Under the terms of the registration rights agreement, subject to certain limited exceptions, if the registration statement filed with the SEC on Form S-1 (File No. 333-203737) has not been declared effective within the time periods specified in the registration rights agreement or we otherwise fail to comply with certain provisions set forth in the registration rights agreement, we will be required to pay the investors, as liquidated damages, 1.0% of the amount invested for each 30-day period (or a pro rata portion thereof) during which such failure continues until the shares are sold or can be sold without restriction under Rule 144 promulgated under the Securities Act. There can be no assurance that the registration statement filed with the SEC on Form S-1 (File No. 333-203737) will be declared effective by the SEC or will remain effective for the time periods necessary to avoid payment of liquidated damages. Any payment of liquidated damages would increase our expenses, reduce our cash resources and may limit or preclude us from advancing our product candidates through clinical trials or otherwise growing our business.

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

*We will need to grow the size of our organization, and we may experience difficulties in managing this growth.

As of March 31, 2015, we had seven full-time employees. As our development and commercialization plans and strategies develop, we expect to need additional managerial, operational, sales, marketing, financial and other resources. Future growth would impose significant added responsibilities on members of management, including:

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

Effective internal control over financial reporting is necessary for us to provide reliable financial reports in a timely manner. In connection with the preparation of our financial statements for the year ended December 31, 2013, we concluded that there were material weaknesses and significant deficiencies in our internal control over financial reporting during 2013. A material weakness is a significant deficiency, or a combination of significant deficiencies, in internal control over financial reporting such that it is reasonably possible that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses that we identified related to (1) lack of segregation of duties, (2) lack of personnel competent to perform complex accounting, including stock-based compensation, the convertible promissory notes beneficial conversion features and income tax disclosures, (3) lack of financial statement disclosure controls, and (4) not performing a risk assessment. During 2014 we addressed these control deficiencies and they have been remediated as of December 31, 2014, except for a significant deficiency related to income tax disclosure.

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

*We depend on our collaborations with Mitsubishi Tanabe Pharma Corporation, or MTPC, and Janssen and could be seriously harmed if our license agreements with MTPC and Janssen were terminated.

We exclusively license MIN-101 and MIN-117 from MTPC, with the rights to develop, sell and import MIN-101 and MIN-117 globally, excluding most of Asia. Under the MIN-117 license agreement, as amended, we must have the first subject with MDD enrolled in either a Phase IIa trial or a Phase IIb trial with a product containing MIN-117 by June 30, 2015. If we fail to achieve this milestone, we may elect to extend the milestone date to April 30, 2016 by making a $0.5 million extension payment. We may make an unlimited number of annual extensions beyond April 30, 2016 if we are unable to achieve the milestone due to circumstances beyond our reasonable control by making an additional payment of $0.5 million for each extension before April 30 in each applicable year. Subject to any extensions, if we fail to achieve this development milestone, MTPC may elect to terminate the MIN-117 license agreement. MTPC may also terminate the licenses following a material breach by us or certain insolvency events. If our license agreements with MTPC are terminated, our business would be seriously harmed.

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

*Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

To our knowledge, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially own approximately 76% of our voting stock as of March 31, 2015. Accordingly, these stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. The interests of this group of stockholders may not always coincide with the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.

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

*Sales of shares issued in our recent private placement may cause the market price of our shares to decline.

On March 18, 2015, we issued and sold 6,281,661 shares of our common stock and warrants to purchase an additional 6,281,661 in connection with a private placement.  We agreed to register for resale with the SEC such shares of common stock and shares of common stock issuable upon exercise of the warrants. On April 30, 2015, we filed with the SEC a registration statement on Form S-1 (File No. 333-203737) to satisfy this obligation. Upon the effectiveness of the registration statement, an aggregate of 12,563,322 shares of common stock issued and issuable upon exercise of warrants may be freely sold in the open market. The sale of a significant amount of these shares of common stock in the open market, or the perception that these sales may occur, could cause the market price of our common stock to decline or become highly volatile.

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

Pursuant to our Amended and Restated 2013 Equity Incentive Plan, our management is authorized to grant up to 4,281,333 stock options or awards to our employees, directors and consultants, and the number of shares of our common stock reserved for future issuance under the plan will be subject to automatic annual increases in accordance with the terms of the plan. To the extent that new options are granted and exercised or we issue additional shares of common stock in the future, our stockholders may experience additional dilution, which could cause our stock price to fall.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

On March 18, 2015, pursuant to a securities purchase agreement with certain accredited investors dated March 13, 2015, we sold in a private placement 6,281,661 shares of our common stock at a price per share of $4.81 and warrants to purchase up to an aggregate of 6,281,661 shares of our common stock at a purchase price of $0.125 per warrant share, with an initial exercise price of $5.772 per share, for gross proceeds of approximately $31.0 million, and net proceeds of approximately $28.5 million. The warrants will expire on March 18, 2017, two years after the date on which they were initially issued.

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

We believe the offers, sales and issuances of the above securities were exempt from registration under the Securities Act by virtue of Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder.

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

On July 29, 2014, we closed the sale of an over-allotment of 160,993 shares of our common stock at a price of $6.00 per share, resulting in net proceeds to us of approximately $0.9 million, after deducting the underwriting discount of approximately $0.1 million.

There has been no material change in the planned use of proceeds from our initial public offering as described in our prospectus dated June 30, 2014, filed pursuant to Rule 424(b)(4) under the Securities Act, with the Securities and Exchange Commission on July 1, 2014.

Item 3.   Defaults upon Senior Securities

Not applicable.

Item 4.   Mine Safety Disclosures

Not applicable.

Item 5.   Other Information

None.

Item 6.   Exhibits

The following exhibits are incorporated by reference or filed as part of this report.

Exhibit
Number	Description	SEC File No.

10.1

Loan and Security Agreement by and among Oxford Finance LLC, Silicon Valley Bank and the Registrant, dated as of January 16, 2015(incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 20, 2015)

001-36517

10.2

Form of Securities Purchase Agreement between certain investors referenced therein and the Registrant, dated as of March 13, 2015 (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on March 18, 2015)

001-36517
10.3

Form of Warrant to Purchase Common Stock of the Registrant (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on March 18, 2015)

001-36517
10.4

Form of Registration Rights Agreement between certain investors referenced therein and the Registrant, dated as of March 13, 2015 (incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on March 18, 2015)

001-36517

10.5	Second Amendment to License Agreement between Mitsubishi Tanabe Pharma Corporation and the Registrant, dated as of April 21, 2015

31.1	Certification of Chief Executive Officer (Principal Executive Officer) pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer (Principal Financial Officer) pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1+	Certification of Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) pursuant to Section 906 of Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Date: May 7, 2015