Form 10-Q
period 2015-06-30
Minerva Neurosciences, Inc.
filed 2015-08-05
CIK 1598646

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

The number of shares of Registrant’s Common Stock, $0.0001 par value per share, outstanding as of July 31, 2015 was 24,721,143.

Unless the context suggests otherwise, references in this Quarterly Report on Form 10-Q, or Quarterly Report, to "Minerva," the "Company," "we," "us," and "our" refer to Minerva Neurosciences, Inc. and, where appropriate, its subsidiaries.

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

PART I – Financial Information

Item 1 – Financial Statements

MINERVA NEUROSCIENCES, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
	2015	2014
Assets
Current assets
Cash and cash equivalents	$21,735,546	$18,545,702
Marketable securities - current portion	13,650,886	-
Restricted cash	80,000	35,014
Prepaid expenses and other current assets	308,976	756,979
Total current assets	35,775,408	19,337,695

Marketable securities - noncurrent	9,443,843	-
Equipment, net	34,809	43,446
In-process research and development	34,200,000	34,200,000
Goodwill	14,869,399	14,869,399
Total assets	$94,323,459	$68,450,540

Liabilities and Stockholders’ Equity
Current liabilities
Notes payable - current portion	$1,087,420	$-
Accounts payable	564,289	641,813
Accrued expenses and other current liabilities	1,082,535	1,645,258
Accrued collaborative expenses	1,078,215	1,222,420
Total current liabilities	3,812,459	3,509,491
Notes payable - noncurrent	8,696,799	-
Deferred taxes	13,433,760	13,433,760
Other noncurrent liabilities	2,565	7,694
Total liabilities	25,945,583	16,950,945
Commitments and contingencies

Stockholders’ equity
Preferred stock; $0.0001 par value; 100,000,000 shares authorized; none issued or outstanding as of June 30, 2015 and December 31, 2014, respectively	-	-
Common stock; $0.0001 par value; 125,000,000 shares authorized; 24,721,143 and 18,439,482 shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	2,472	1,844
Additional paid-in capital	155,810,015	126,228,981
Accumulated deficit	(87,434,611)	(74,731,230)
Total stockholders’ equity	68,377,876	51,499,595
Total liabilities and stockholders’ equity	$94,323,459	$68,450,540

See accompanying notes to condensed consolidated financial statements

MINERVA NEUROSCIENCES, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Expenses
Research and development	$4,484,688	$14,554,662	$8,445,893	$15,140,598
General and administrative	1,847,636	3,095,173	3,764,929	5,132,565
Total expenses	6,332,324	17,649,835	12,210,822	20,273,163
Loss from operations	(6,332,324)	(17,649,835)	(12,210,822)	(20,273,163)

Foreign exchange (losses) gains	(29,112)	10,549	(13,152)	3,987
Interest (expense)	(248,698)	(1,726,376)	(479,407)	(2,034,904)
Net loss	$(6,610,134)	$(19,365,662)	$(12,703,381)	$(22,304,080)

Net loss per share, basic and diluted	$(0.27)	$(2.55)	$(0.58)	$(3.07)
Weighted average shares outstanding, basic and diluted	24,721,143	7,604,503	22,083,539	7,255,648

See accompanying notes to condensed consolidated financial statements

MINERVA NEUROSCIENCES, INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-In Capital	Deficit	Total
Balances at December 31, 2014	18,439,482	$1,844	$126,228,981	$(74,731,230)	$51,499,595
Issuance of common stock and warrants pursuant to a private placement, net of issuance costs of $2,466,984	6,281,661	628	28,532,387	-	28,533,015
Issuance of warrant pursuant to loan agreement	-	-	166,344	-	166,344
Stock-based compensation	-	-	882,303	-	882,303
Net loss	-	-	-	(12,703,381)	(12,703,381)
Balances at June 30, 2015	24,721,143	$2,472	$155,810,015	$(87,434,611)	$68,377,876

See accompanying notes to condensed consolidated financial statements

MINERVA NEUROSCIENCES, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(12,703,381)	$(22,304,080)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,637	4,271
Amortization of debt discount recorded as interest expense	146,219	1,949,248
Amortization of marketable securities premium recorded as interest expense	67,848	-
Stock-based compensation expense	882,303	14,816,940
Change in fair value of derivative	-	(10,093)
Changes in operating assets and liabilities
Prepaid expenses and other current assets	448,003	10,565
Accounts payable	(77,524)	1,229,363
Accrued expenses and other current liabilities	(562,723)	520,209
Accrued collaborative expenses	(144,205)	-
Other noncurrent liabilities	(5,129)	-
Net cash used in operating activities	(11,939,952)	(3,783,577)

Cash flows from investing activities:
Purchases of marketable securities	(23,162,577)	-
Cash acquired in business combination	-	1,167,869
Restricted cash	(44,986)	-
Net cash (used in) provided by investing activities	(23,207,563)	1,167,869

Cash flows from financing activities:
Proceeds from loans	10,000,000	1,882,817
Repayments of loans	-	(500,000)
Costs paid in connection with loans	(195,656)	-
Proceeds from sales of common stock and warrants in private placement	30,999,999	-
Costs paid in connection with private placement	(2,466,984)	-
Public offering costs paid	-	(105,417)
Net cash provided by financing activities	38,337,359	1,277,400
Net increase in cash and cash equivalents	3,189,844	(1,338,308)

Cash and cash equivalents
Beginning of period	18,545,702	1,818,317
End of period	$21,735,546	$480,009
Cash paid for interest	$264,375	$-
Supplemental disclosure of noncash investing and financing activities
Common stock issued as consideration for business acquisition	$-	$16,541,834
Plus liabilities assumed:
Accrued expenses and other	-	321,417
ProteoSys milestone payable	-	681,600
Deferred tax liability	-	5,970,560
Less assets acquired:
Prepaid expenses	-	42,926
Equipment	-	28,204
In-process research and development	-	15,200,000
Goodwill	-	7,076,412
Cash acquired in business merger	$-	$1,167,869
Deferred public offering costs included in accrued expenses and other liabilities	$-	$3,006,327

See accompanying notes to condensed consolidated financial statements

MINERVA NEUROSCIENCES, INC.

Notes to Condensed Consolidated Financial Statements

As of June 30, 2015 and for the

Six Months Ended June 30, 2015 and 2014

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

On February 12, 2014, subject to the completion of an initial public offering (“IPO”), the Company entered into a co-development and license agreement (discussed further in Note 8 — Co-Development and License Agreement) pursuant to which the licensor, Janssen Pharmaceutica N.V. (“Janssen”), granted the Company an exclusive license, in certain territories, under certain patent and patent applications to sell products containing any orexin 2 compound, controlled by the licensor and claimed in a licensor patent right, as an active ingredient, or MIN-202, for any use in humans. The license became effective on July 7, 2014 at the closing of the IPO and the payment of the $22.0 million license fee was made at that date.

Going Concern

The Company has limited capital resources and has incurred recurring operating losses and negative cash flows from operations since inception. As of June 30, 2015, the Company has an accumulated deficit of approximately $87.4 million. Management expects to continue to incur operating losses and negative cash flows from operations. The Company has financed its business to date from proceeds from the sale of common stock, loans and convertible promissory notes.

In January 2015, the Company entered into a loan and security agreement and drew down on $10.0 million in term loans.  In March 2015, the Company closed the sale of 6,281,661 shares of common stock and warrants to purchase an equal number of shares of common stock in a private placement resulting in net proceeds to the Company of $28.5 million after deducting placement fees and issuance costs. The Company believes that based on its operating plan, cash on hand at June 30, 2015 and the proceeds from the term loans and the private placement in March 2015 will be sufficient to fund the Company’s operations into the fourth quarter of 2016.

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

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim reporting and the requirements of the Securities and Exchange Commission (“SEC”) in accordance with Regulation S-X, Rule 10-01. Under those rules, certain footnotes and financial information that are normally required for annual financial statements can be condensed or omitted. In the opinion of the Company’s management, the accompanying financial statements contain all adjustments (consisting of items of a normal and recurring nature) necessary to present fairly the financial position as of June 30, 2015 and the results of operations for the three and six months ended June 30, 2015 and 2014 and cash flows for the six months ended June 30, 2015 and 2014. The results of operations for the three and six months ended June 30, 2015, are not necessarily indicative of the results to be expected for the full year. When preparing financial statements in conformity with GAAP, management must make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates. The consolidated balance sheet as of December 31, 2014 was derived from the audited annual financial statements. The accompanying unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements for the years ended December 31, 2014 and 2013 included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 filed with the SEC on March 26, 2015.

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

Cash and Cash Equivalents

Cash equivalents include short-term, highly-liquid instruments, consisting of money market accounts and short-term investments with original maturities of less than 90 days. The majority of cash and cash equivalents are maintained with major financial institutions in North America. Deposits with these financial institutions may exceed the amount of insurance provided on such deposits; however, these deposits may be redeemed upon demand and, therefore, bear minimal risk.

Marketable Securities

Marketable securities consists of corporate debt securities maturing in fifteen months or less. Based on the Company’s intentions regarding its marketable securities, all marketable securities are classified as held-to-maturity and are carried under the amortized cost approach. As of June 30, 2015, remaining maturities of marketable securities ranged from November 2015 to September 2016, with a weighted average remaining maturity of approximately 10 months. The following table provides the amortized cost basis, aggregate fair value, unrealized losses (there were no unrealized gains) and the net carrying value of investments in held-to-maturity securities as of June 30, 2015:

	June 30, 2015
	Amortized	Aggregate	Unrealized	Net Carrying
	Cost	Fair Value	Losses	Value
	(in thousands)
Marketable securities:
Corporate bonds - current	$13,651	$13,632	$19	$13,651
Corporate bonds - noncurrent	9,444	9,413	31	9,444
Marketable securities	$23,095	$23,045	$50	$23,095

Research and development costs

Costs incurred in connection with research and development activities are expensed as incurred. These costs include licensing fees to use certain technology in the Company’s research and development projects as well as employee salaries and benefits, fees paid to consultants and various entities that perform certain research and testing on behalf of the Company. We determine our expenses related to clinical studies based on our estimates of the services received and efforts expended pursuant to contracts with multiple research institutions and contract research organizations that conduct and manage clinical studies on our behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. Payments under some of these contracts depend on factors such as the successful enrollment of patients and the completion of clinical trial milestones. In accruing service fees, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from our estimate, we adjust the accrual accordingly. The expenses for some trials may be recognized on a straight-line basis if the expected costs are expected to be incurred ratably during the period. Payments for these activities are based on the terms of the individual arrangements, which may differ from the pattern of costs incurred, and are reflected in the condensed consolidated financial statements as prepaid or accrued expenses.

In July 2014, the Company paid a $22.0 million license fee, which has been included as a component of research and development expense since the licensed rights were not deemed to have an alternative future use. The Company accounts for the co-development and license agreement pursuant to which the license fee was paid as a joint risk-sharing collaboration in accordance with ASC 808, Collaboration Arrangements. Costs between the Company and the licensor with respect to each party’s share of development costs that have been incurred pursuant to the joint development plan are recorded within research and development expense or general and administrative expense, as applicable, in the accompanying condensed consolidated financial statements due to the joint risk-sharing nature of the activities. The Company has included $1.1 million in accrued collaborative expenses as of June 30, 2015 related to this agreement.

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

The amounts capitalized are being accounted for as indefinite-lived intangible assets, subject to impairment testing, until completion or abandonment of research and development efforts associated with the project. An IPR&D asset is considered abandoned when it ceases to be used (that is, when research and development efforts associated with the asset have ceased, and there are no plans to sell or license the asset or derive defensive value from the asset). At that point, the asset is considered to be disposed of and is written off. Upon successful completion of each project, the Company will make a determination about the then remaining useful life of the intangible asset and begin amortization. The Company tests its indefinite-lived intangibles, IPR&D assets, for impairment annually on November 30 and more frequently if events or changes in circumstances indicate that it is more likely than not that the asset is impaired. When testing indefinite-lived intangibles for impairment, the Company may assess qualitative factors for its indefinite-lived intangibles to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the asset is impaired. Alternatively, the Company may bypass this qualitative assessment for some or all of its indefinite-lived intangibles and perform the quantitative impairment test that compares the fair value of the indefinite- lived intangible asset with the asset’s carrying amount. There was no impairment of IPR&D for the three and six months ended June 30, 2015 and 2014.

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

Loss per share

Basic loss per share excludes dilution and is computed by dividing net loss by the weighted-average number of common shares outstanding for the period. During the periods when the Company earns net income, diluted loss per share would reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the earnings of the entity. The Company had a net loss in all periods presented thus the inclusion of stock options and warrants would be anti-dilutive to net loss per share.

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

Goodwill

The Company tests its goodwill for impairment annually, or whenever events or changes in circumstances indicate an impairment may have occurred, by comparing its reporting unit’s carrying value to its implied fair value. Impairment may result from, among other things, deterioration in the performance of the acquired business, adverse market conditions, adverse changes in applicable laws or regulations and a variety of other circumstances. If the Company determines that an impairment has occurred, it is required to record a write-down of the carrying value and charge the impairment as an operating expense in the period the determination is made. In evaluating the recoverability of the carrying value of goodwill the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the acquired assets. Changes in strategy or market conditions could significantly impact those judgments in the future and require an adjustment to the recorded balances. The Company tests its goodwill for impairment annually at November 30 and more frequently if events or changes in circumstances indicate that it is more likely than not that the asset is impaired. There was no impairment of goodwill for the three and six months ended June 30, 2015 and 2014.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) and are adopted by the Company as of the specified effective date. The Company believes that the impact of recently issued but not yet adopted accounting pronouncements will not have a material impact on the condensed consolidated financial position, condensed consolidated results of operations, and condensed consolidated cash flows, or do not apply to the Company.

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

The fair value of the Company’s common stock issued was determined based on a number of objective and subjective factors, including external market conditions affecting the biotechnology industry sector, discounted cash flows and the likelihood of achieving a liquidity event, such as an IPO or a sale of the Company. The purchase price allocation was based upon an analysis of the fair value of the assets and liabilities acquired from Mind-NRG. Identifying the fair value of the tangible and intangible assets and liabilities acquired required the use of estimates by management and were based upon currently available data, as noted below.

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

NOTE 4 — ACCRUED EXPENSES

Accrued expenses and other liabilities consist of the following:

	June 30, 2015	December 31, 2014

Accrued bonus	$300,000	$327,960
Research and development costs and other accrued expenses	349,582	422,821
Accrued severance	212,500	636,033
Professional fees	-	54,350
Primomed research funding (1)	107,491	127,209
Interest payable	58,750	-
Accrued excise and franchise taxes	-	76,885
Vacation pay	54,212	-
	$1,082,535	$1,645,258
(1)	Under the terms of a research agreement with Primomed, the Company received grant funds that will be used to offset certain costs under the MIN-301 development program.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net loss	$(6,610,134)	$(19,365,662)	$(12,703,381)	$(22,304,080)
Weighted average shares of common stock outstanding	24,721,143	7,604,503	22,083,539	7,255,648
Net loss per share of common stock – basic and diluted	$(0.27)	$(2.55)	$(0.58)	$(3.07)

The following securities outstanding at June 30, 2015 and 2014 have been excluded from the calculation of weighted average shares outstanding as their effect on the calculation of loss per share is antidilutive:

	June 30,
	2015	2014
Common stock options	2,905,336	2,141,807
Warrants	6,322,451	-

NOTE 6 — LICENSE AGREEMENTS

The Company has entered into a license agreement with Mitsubishi Tanabe Pharma Corporation (“MTPC”) dated as of August 30, 2007, as amended (the “License Agreement”). Under the terms of the License Agreement, the Company acquired an exclusive license to the compound known as CYR-101 (subsequently renamed MIN-101) and other compounds with a similar structure and intended purpose and other data included within the valid claims of certain patents licensed to the Company under the License Agreement. The license is for world-wide rights, excluding certain Asian countries such as China, Japan, India and South Korea. The Company will pay a tiered royalty for net sales of product by it or any of its affiliates or sub-licensees containing the licensed compound equal to a percentage ranging from the high single digits to the low teens depending on net sales of products under the License Agreement. The initial $1.0 million licensing fee paid in 2007 was expensed as research and development expense, as was an additional payment of $0.5 million in 2008 upon the onset of a Phase IIa study. The Company made a $0.5 million extension payment in 2010 which was expensed as part of research and development expense. The Company was also required to make milestone payments upon the achievement of certain development and commercial milestones, potentially up to $57.5 million for MIN-101 and up to $59.5 million for additional products.

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

In January 2014, the Company renegotiated the structure of the license for MIN-117 such that the Company is required to make milestone payments upon the achievement of certain commercial milestones up to $47.5 million. In addition, in the event that the Company sells the rights to the license, the licensor will be entitled to a percentage of milestone payments in the low teens and a percentage of royalties received by the Company in the low double digits. Under the terms of the amended agreement, the Company was required to initiate by the end of April 2015 a Phase IIa or Phase IIb study with MIN-117 in patients suffering major mood disorders where initiation is defined as first patient enrolled in the study.

In April 2015, the Company amended the diligence milestone obligation under the license agreement for MIN-117 to extend the deadline to begin enrollment in a Phase IIa or Phase IIb study with MIN-117 in patients suffering major mood disorders from April 30, 2015 to June 30, 2015. As consideration for the two-month extension, the Company paid MTPC and expensed $80,000 in May 2015. The Company met the enrollment milestone obligation in June 2015.

The Company did not make any other license payments under the agreements for the six months ended June 30, 2015 or 2014.

NOTE 7 — DEBT

Loan and Security Agreement

On January 16, 2015, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Oxford Finance LLC (“Oxford”) and Silicon Valley Bank (“SVB” and, together with Oxford, the “Lenders”), providing for term loans to the Company in an aggregate principal amount of up to $15 million, in two tranches.

The Company drew down the initial term loans in the aggregate principal amount of $10 million (the “Term A Loans”), on January 16, 2015. The Term A Loans bear interest at a fixed rate of 7.05% per annum. On or prior to March 31, 2016, the Company may borrow additional term loans or Term B Loans, together with the Term A Loans, (the “Term Loans”), in the aggregate principal amount up to $5 million, subject to the satisfaction of certain borrowing conditions, including its achievement of primary endpoints on its Phase IIa trials for its MIN-117 and MIN-202 programs. The Term B Loans will bear interest at a fixed rate per annum of the greater of (i) 7.05% or (ii) the sum of (a) the prime rate reported in The Wall Street Journal three (3) business days prior to the funding date of the Term B Loans, plus (b) 3.80%.

The Company paid a facility fee of $75,000 for access to the Term Loans and will be required to pay a final payment of 4.45% (or, if the interest-only period is extended as described below, 5.10%) of the total amount borrowed, which has been included as a component of the debt discount and is amortized to interest expense over the term of the loans.  The Term A Loans and debt discount are as follows:

June 30, 2015

Term A Loans	$10,000,000
Less: debt discount and financing costs	(215,781)
Less: current portion	(1,087,420)
Long-term portion	$8,696,799

For the three and six months ended June 30, 2015, the Company recognized interest expense of $0.3 million and $0.5 million, respectively, related to the Term A Loans, including $0.1 million and $0.1 million, respectively, related to the debt discount.

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

Under the Loan Agreement, the Company agreed to issue the Lenders warrants to purchase shares of its common stock upon its draw of each tranche of the Term Loans. The aggregate number of shares of common stock issuable upon exercise of the warrants is equal to 2.25% of the amount drawn of such tranche, divided by the average closing price per share of the Company’s common stock reported on the NASDAQ Global Market for the 10 consecutive trading days prior to the applicable draw.  On January 16, 2015, upon the draw of the Term A Loans, the Company issued to the Lenders warrants to purchase 40,790 shares of common stock at a per share exercise price of $5.516. The warrants were immediately exercisable upon issuance, and other than in connection with certain mergers or acquisitions, will expire on the ten-year anniversary of the date of issuance.  The fair value of the warrants was estimated at $0.2 million using a Black-Scholes model and assuming: (i) expected volatility of 100.8%, (ii) risk free interest rate of 1.83%, (iii) an expected life of 10 years and (iv) no dividend payments.  The fair value of the warrants was included as a discount to the Term A Loans and also as a component of additional paid-in capital at June 30, 2015.

NOTE 8 — CO-DEVELOPMENT AND LICENSE AGREEMENT

On February 12, 2014, the Company signed a co-development and license agreement with Janssen and Janssen Research & Development, LLC (“JJDC”), subject to the completion of an IPO and the payment of a $22.0 million license fee. Under the agreement, the licensor granted the Company an exclusive license, with the right to sublicense, in the European Union, Switzerland, Liechtenstein, Iceland and Norway, referred to as the Minerva Territory, under (i) certain patent and patent applications to sell products containing any orexin 2 compound, controlled by the licensor and claimed in a licensor patent right as an active ingredient and (ii) MIN-202 for any use in humans. In addition, upon regulatory approval in the Minerva Territory (and earlier if certain default events occur), the Company will have rights to manufacture MIN-202. The Company has granted to the licensor an exclusive license, with the right to sublicense, under all patent rights and know-how controlled by the Company related to MIN-202 to sell MIN-202 outside the Minerva Territory. In consideration of the licenses granted on July 7, 2014, the Company made a license fee payment of $22.0 million, which was included as a component of research and development expense in 2014. The Company will pay a quarterly royalty percentage in the high single digits on aggregate net sales for MIN-202 products sold by the Company, its affiliates and sublicensees in the European Union. The licensor will pay a quarterly royalty percentage to the Company in the high single digits on aggregate net sales for MIN-202 products sold by the licensor outside the European Union.  In accordance with the development agreement, the Company will pay 40% of MIN-202 development costs related to the joint development of any MIN-202 products. However, the Company’s share of aggregate development costs shall not exceed (i) $5.0 million for the period beginning from the effective date of the license and ending following the completion of certain Phase Ib clinical trials and animal toxicology studies, and (ii) $24.0 million for the period beginning from the effective date of the license and ending following the completion of certain Phase II clinical trials.  The licensor has a right to opt out at the end of certain development milestones, with the first milestone being the completion of a single day Phase I clinical trial in patients with Major Depressive Disorder (“MDD”). Upon opt out, the licensor will not have to fund further development of MIN-202 and the Minerva Territory will be expanded to also include all of North America. The Company would then owe the licensor a reduced royalty in the mid-single digits for all sales in the Minerva Territory. The Company has the right to terminate the license following certain development milestones, the first being completion of a certain Phase Ib clinical trial in patients with insomnia and certain toxicology studies in animals. If the Company terminates the license within

45 days of this milestone, the Company must pay a termination fee equal to $3.0 million. If the Company terminates the license at any time following the last development milestone involving a certain Phase IIb clinical trial, the Company will be entitled to a royalty in the mid-single digits from sales of MIN-202 by the licensor. The licensor may also terminate the agreement for the Company’s material breach or certain insolvency events, including if the Company is unable to fund its portion of the development costs.

The Company included the $22.0 million license fee payment as a component of research and development expense since the licensed rights were not deemed to have an alternative future use. The Company accounts for the co-development and license agreement as a joint risk-sharing collaboration in accordance with ASC 808, Collaboration Arrangements. Payments between the Company and the licensor with respect to each party’s share of MIN-202 development costs that have been incurred pursuant to the joint development plan are recorded within research and development expense or general and administrative expense, as applicable, in the accompanying consolidated statements of operations due to the joint risk-sharing nature of the activities. The Company has included $1.1 million and $1.2 million in accrued collaborative expenses as of June 30, 2015 and December 31, 2014, respectively.  The Company paid $2.7 million during the six months ended June 30, 2015 under this agreement.

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

In connection with the private placement, the Company also entered into a registration rights agreement (the “Registration Rights Agreement”), dated March 13, 2015 with certain accredited investors. Pursuant to the terms of the Registration Rights Agreement, the Company was obligated to prepare and file with the SEC a registration statement to register for resale the 6,281,661 shares of its common stock issued in the private placement and the 6,281,661 shares of its common stock issuable upon exercise of the warrants on or prior to May 2, 2015.  The Company filed a resale registration statement on Form S-1 the SEC on April 30, 2015. The Company filed a post-effective amendment to the Form S-1 to convert the filing to a Form S-3 on July 2, 2015. If registration statements are not maintained effective, the Company could be subject to penalties of up to 10.0% of proceeds received in the private placement.

Term Loan Warrants

In connection with the Loan Agreement, the Company issued the Lenders warrants to purchase shares of its common stock upon its draw of each tranche of the Term Loans. The aggregate number of shares of common stock issuable upon exercise of the warrants is equal to 2.25% of the amount drawn of such tranche, divided by the average closing price per share of the Company’s common stock reported on the NASDAQ Global Market for the 10 consecutive trading days prior to the applicable draw.  Upon the draw of the Term A Loans, the Company issued the Lenders warrants to purchase 40,790 shares of common stock at a per share exercise price of $5.516. The warrants are immediately exercisable upon issuance, and other than in connection with certain mergers or acquisitions, will expire on the ten-year anniversary of the date of issuance.  The fair value of the warrants was estimated at $0.2 million using a Black-Scholes model and assuming: (i) expected volatility of 100.8%, (ii) risk free interest rate of 1.83%, (iii) an expected life of 10 years and (iv) no dividend payments.  The fair value of the warrants was included as a discount to the Term A Loans and also as a component of additional paid-in capital at June 30, 2015.

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

		Weighted-Average
	Stock Options	Exercise Price
Outstanding January 1, 2015	2,076,558	$6.64

Granted	848,778	$5.18
Forfeited	(20,000)	$6.26
Outstanding June 30, 2015	2,905,336	$6.22
Exercisable June 30, 2015	1,412,527	$6.79
Available for future grant	1,375,997

The Company granted 848,778 and 1,495,048 stock options during the six months ended June 30, 2015 and 2014 that had a weighted average exercise price of $5.18 and $6.00, respectively. The Company uses the Black Scholes model to estimate the fair value of stock options granted.  For stock options granted during the six months ended June 30, 2015 and 2014, the Company utilized the following assumptions:

	June 30, 2015	June 30, 2014
Expected term (years)	5.5-6.25	6.25
Risk free interest rate	1.27 - 1.80%	1.94%
Volatility	74-110%	113%
Dividend yield	0%	0%
Weighted average grant date fair value per share of common stock	$4.21	$5.11

The Company recognized stock-based compensation expense for the six months ended June 30, 2015 and 2014 of $0.9 million and $14.8 million, respectively.  The weighted average grant-date fair value of stock options outstanding on June 30, 2015 was $5.19 per share. Total unrecognized compensation costs related to non-vested awards at June 30, 2015 was approximately $6.6 million and is expected to be recognized within future operating results over a period of 3.19 years. At June 30, 2015, the weighted average contractual term of the options outstanding is approximately 9.2 years. The intrinsic value of outstanding stock options at June 30, 2015 was $0.5 million.

The expected term of the employee-related options was estimated using the “simplified” method as defined by the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107, Share-Based Payment. The volatility assumption was determined by examining the historical volatilities for industry peer companies, as the Company did not have sufficient trading history for its common stock. The risk-free interest rate assumption is based on the U.S. Treasury instruments whose term was consistent with the expected term of the options. The dividend assumption is based on the Company’s history and expectation of dividend payouts. The Company has never paid dividends on its common stock and does not anticipate paying dividends on its common stock in the foreseeable future. Accordingly, the Company has assumed no dividend yield for purposes of estimating the fair value of the options.

NOTE 11 — COMMITMENTS

In September 2014, the Company entered into a lease agreement for 4,043 square feet of office space in Waltham, MA. The term of the lease is approximately 2 years, and the Company is required to make monthly rental payments commencing December 2014. Estimated annual rent payable under this operating lease is approximately $0.1 million per year in each of the two years.

NOTE 12 — RELATED PARTY TRANSACTIONS

An investor previously provided accounting and other services to the Company during 2014. For the three and six months ended June 30, 2014, the expense recognized in operating results in connection with these services was $15,000 and $35,000, respectively.

The Company retained the services of certain consultants who were also stockholders of the Company during 2014. For the three and six months ended June 30, 2014, the expense recognized by the Company in connection with these consulting services was $0.2 million and $0.3 million, respectively.

NOTE 13 — SUBSEQUENT EVENTS

Stock Option Grants

On July 1, 2015, in accordance with the terms of the Plan, the Company granted 200,000 options to purchase common stock to two new employees with a vesting term of four years. On July 1, 2015, the Company also granted 25,000 options to one new member of the Board of Directors with a vesting term of three years pursuant to the Company’s Non-Employee Director Compensation Plan. All grants have an exercise price equal to the closing price of the stock on the date of grant of $5.60 per common share.

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

Historical Overview

We are a clinical-stage biopharmaceutical company focused on the development and commercialization of a portfolio of product candidates to treat patients suffering from central nervous system, or CNS, diseases. Leveraging our deep domain expertise, we have acquired or in-licensed four development-stage proprietary compounds that we believe have innovative mechanisms of action with potentially positive therapeutic profiles. Our lead product candidate is MIN-101, a compound for the potential treatment of patients with schizophrenia. In addition, our portfolio includes MIN-202, a compound we are co-developing with Janssen Pharmaceuticals (“Janssen”), for the treatment of patients suffering from primary and comorbid insomnia; MIN-117, a compound we are developing for the treatment of patients suffering from major depressive disorder, or MDD; and MIN-301, a compound we are developing for the treatment of patients suffering from Parkinson’s disease. We believe our innovative product candidates have significant potential to transform the lives of a large number of affected patients and their families who are currently not well-served by available therapies in each of their respective indications.

We exclusively licensed MIN-101 from Mitsubishi Tanabe Pharma Corporation (“MTPC”), in 2007 with the rights to develop, sell and import MIN-101 globally, excluding most of Asia. In November 2013, we merged with Sonkei Pharmaceuticals Inc. (“Sonkei”), a clinical-stage biopharmaceutical company and, in February 2014, we acquired Mind-NRG, a pre-clinical-stage biopharmaceutical company. We refer to these transactions as the Sonkei Merger and Mind-NRG Acquisition, respectively. Sonkei licensed MIN-117 from MTPC in 2008 with the rights to develop, sell and import MIN-117 globally, excluding most of Asia. With the acquisition of Mind-NRG, we obtained exclusive rights to develop and commercialize MIN-301. We have also entered into a co-development and license agreement with Janssen Pharmaceutica NV (“Janssen”), for the exclusive rights to develop and commercialize MIN-202 in the European Union, subject to royalty payments to Janssen, and royalty rights for any sales outside the European Union.

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

Clinical Update

MIN-101

Enrollment is ongoing in our Phase IIb clinical trial of MIN-101 in Europe. Approximately 40 clinical sites have been initiated in six countries, and patient enrollment is expected to continue through the end of 2015. The primary study objective is an evaluation of the efficacy of MIN-101 compared to placebo in improving the negative symptoms of schizophrenia. Topline results for the core 12-week evaluation period are expected in the second quarter of 2016. The trial is being conducted in stable subjects with schizophrenia suffering from predominantly negative symptoms. We are evaluating two doses of MIN-101 (32mg and 64mg) versus placebo, in a double-blind design in 234 subjects. The primary efficacy endpoint is the change from baseline of negative symptoms after three months of drug administration, as measured from the baseline by the Positive and Negative Symptom Scale, or PANSS. We plan to also investigate the effects on positive symptoms and overall symptoms of schizophrenia measured by PANSS and the Clinical Global Impression rating scales, as well as the effects of MIN-101 on sleep, cognition, anxiety and mood, and clinical and biological safety and drug plasma levels. Patients who experience improved symptomatology during the first three months will be offered the opportunity to enter into an extension phase of six months, which we expect will provide additional long term safety and efficacy data.

MIN-117

In April 2015, we amended the diligence milestone obligation under the license agreement for MIN-117 to extend the deadline to begin enrollment in a Phase IIa or Phase IIb study with MIN-117 in patients suffering major mood disorders from April 30, 2015 to June 30, 2015. We extended the deadline in order to amend the protocol previously approved by the Latvian regulatory authorities for the double blinded placebo controlled Phase IIa study to request an additional patient study arm to evaluate a 2.5mg dose of MIN-117. As consideration for the two-month extension, we paid MTPC $80,000 in May 2015. We met the enrollment milestone obligation in June 2015.

The amended study is expected to include a total 80 patients, of whom 20 will receive a 0.5mg dose of MIN-117, 20 will receive a 2.5mg dose of MIN-117, 20 will receive a 20mg dose of paroxetine and 20 will receive a placebo. The primary endpoint of the trial will be the efficacy of MIN-117 versus placebo in reducing depressive symptoms.  We have dosed the first patient in the Phase IIa study and expect topline results to be available in the first half of 2016.

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

Janssen also recently completed a bioavailability, food effects, safety and tolerability of a solid dosage formulation of MIN-202 in the United States in healthy male subjects. To support planned Phase Ib and Phase II activities, a solid dose formulation has been evaluated. The results of the study showed that similar absorption profiles were observed for both formulations thereby qualifying the solid dose to support further clinical studies. Janssen has dosed the first patient in a European Phase Ib study in adjunctive treatment of major depressive disorder and has opened an Investigational New Drug Application (“IND”) for this indication in the U.S. In addition, we expect that Janssen will initiate a Phase IIa study with MIN-202 in insomnia disorder within the next few months. Data readouts for both trials are expected in the first half of 2016.

MIN-301

In January 2015, we announced results from a non-human primate study showing that treatment with an analog of MIN-301 resulted in improvements in a range of symptoms associated with a Parkinson’s disease model in primates. The results confirmed the beneficial effects of MIN-301 in non-primate preclinical models. The next planned steps in this program involving our compound based on an investigational extra-cellular domain of neuregulin-1 beta1 to treat Parkinson’s disease are the filing of an IND in the U.S. or an Investigational Medicinal Product Dossier (IMPD) in Europe in 2016, and pending acceptance by regulatory authorities, the initiation of Phase I clinical testing thereafter.

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

Research and Development Expense. Research and development expense consists of costs incurred in connection with the development of our product candidates, including: fees paid to consultants and clinical research organizations, or CROs, including in connection with our non-clinical and clinical trials, and other related clinical trial fees, such as for investigator grants, patient screening, laboratory work, clinical trial database management, clinical trial material management and statistical compilation and analysis; licensing fees; costs related to acquiring clinical trial materials; costs related to compliance with regulatory requirements; and costs related to salaries, benefits, bonuses and stock-based compensation granted to employees in research and development functions. We expense research and development costs as they are incurred.

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

General and Administrative Expense. General and administrative expenses consist principally of costs for functions in executive, finance, legal, auditing and taxes. Our general and administrative expenses include salaries, bonuses, facility and information system costs and professional fees for auditing, accounting, consulting and legal services. General and administrative costs also include non-cash stock-based compensation expense as part of our compensation strategy to attract and retain qualified staff. We expect general and administrative expenses to be higher in 2015 versus the prior year in order to support our operations as a public reporting company, including increased payroll, consulting, legal and compliance, accounting, insurance and investor relations costs.

Foreign Exchange (Losses) Gains. Foreign exchange (losses) gains are comprised primarily of losses and gains of foreign currency transactions related to clinical trial expenses denominated in Euros. Since our current clinical trials are conducted in Europe, we incur certain expenses in Euros and record these expenses in U.S. dollars at the time the liability is incurred. Changes in the applicable foreign currency rate between the date an expense is recorded and the payment date is recorded as a foreign currency loss or gain.

Interest Expense (Income), Net. Interest expense consists of amortization of discounts and premiums on our marketable securities and interest incurred under our current and former debt obligations, including our outstanding Term A loans with SVB and Oxford, our former 8.0% convertible promissory notes and our former 8% working capital loans. Interest income consists of interest earned on our cash, cash equivalents and marketable securities.

During the period ended June 30, 2015, interest expense was related primarily to our Term A loans with SVB and Oxford. Interest expense during the period ended June 30, 2014 is primarily related to our former 8.0% convertible promissory notes and working capital loans, which were repaid in conjunction with our IPO in July 2014. The convertible promissory notes contained a beneficial conversion feature, for which we recorded a debt discount of approximately $2.0 million. The discount was amortized to interest expense using the effective interest method through the notes’ maturity date of June 30, 2014.

Results of Operations

Comparison of Three Months Ended June 30, 2015 versus June 30, 2014

Research and Development Expenses

Total research and development expenses were $4.5 million for the three months ended June 30, 2015 compared to $14.6 million for the same period in 2014, a decrease in total expense of $10.1 million.  Research and development expense in the three months ended June 30, 2015 and 2014 included non-cash stock-based compensation expenses of $0.2 million and $13.0 million, respectively. The decrease in stock-based compensation expense was primarily due to the vesting of 926,604 shares of common stock and 441,973 options to purchase common stock that were issued and fully vested during the second quarter of 2014. Excluding stock-based compensation, total research and development expense related to drug development programs for the three months ended June 30, 2015 and 2014 was $4.3 million and $1.6 million, respectively, an increase of $2.7 million.  This increase in research and development expense primarily reflect increased expenses related to our Phase IIb clinical trial of MIN-101, our Phase IIa clinical trial of MIN-117 and the recent MIN-202 Phase I clinical trials.

General and Administrative Expenses

Total general and administrative expenses were $1.8 million for the three months ended June 30, 2015 compared to $3.1 million for the same period in 2014, a decrease of approximately $1.3 million. General and administrative expense in the three months ended June 30, 2015 and 2014 included non-cash stock-based compensation expenses of $0.4 million and $1.5 million, respectively. The decrease in stock-based compensation expense was primarily due to 97,143 options to purchase common stock that were issued and fully vested during the second quarter of 2014. Excluding stock-based compensation, general and administrative expense for the three months ended June 30, 2015 and 2014 was $1.4 million and $1.6 million, respectively.

Foreign Exchange (Losses) Gains

Foreign exchange loss was $29 thousand for the three months ended June 30, 2015 compared to a gain of $11 thousand for the same period in 2014, a decrease of $40 thousand. The loss was primarily due to certain expenses of Mind-NRG and clinical activities denominated in Euros, with more negative currency movements in 2015.

Interest Expense/(Income), Net

Interest expense/(income) was $0.2 million for the three months ended June 30, 2015 compared to $1.7 million for the same period in 2014, a decrease of $1.5 million. The decrease was primarily due to higher interest expense incurred in 2014 under our convertible promissory notes and the beneficial conversion feature. These convertible promissory notes and accrued interest were converted into 352,000 common shares in July 2014.

Comparison of Six Months Ended June 30, 2015 versus June 30, 2014

Research and Development Expenses

Total research and development expenses were $8.4 million for the six months ended June 30, 2015 compared to $15.1 million for the same period in 2014, a decrease in total expense of $6.7 million. Research and development expense in the six months ended June 30, 2015 and 2014 included non-cash stock-based compensation expenses of $0.2 million and $13.0 million, respectively. The decrease in stock-based compensation expense was primarily due to the vesting of 926,604 shares of common stock and 441,973 options to purchase common stock that were issued and fully vested during the second quarter of 2014. Excluding stock-based compensation, total research and development expense related to drug development programs for the six months ended June 30, 2015 and 2014 was $8.2 million and $2.1 million, respectively, an increase of $6.1 million.  This increase in research and development expense primarily reflect increased expenses related to our Phase IIb clinical trial of MIN-101, our Phase IIa clinical trial of MIN-117 and the recent MIN-202 Phase I clinical trials.

General and Administrative Expenses

Total general and administrative expenses were $3.8 million for the six months ended June 30, 2015 compared to $5.1 million for the same period in 2014, a decrease of approximately $1.3 million. General and administrative expense in the six months ended June 30,

2015 and 2014 included non-cash stock-based compensation expenses of $0.6 million and $1.9 million, respectively. The decrease in stock-based compensation expense of $1.3 million was primarily due to 97,143 options to purchase common stock that were issued and fully vested during the second quarter of 2014 and the cancellation in November 2014 of 519,671 options to purchase common stock that had been outstanding during the prior year period. Excluding stock-based compensation, general and administrative expense for the six months ended June 30, 2015 and 2014 was $3.2 in both periods.

Foreign Exchange (Losses) Gains

Foreign exchange losses were $13 thousand for the six months ended June 30, 2015 compared to a gain of $4 thousand for the same period in 2014, a decrease of $17 thousand. The decrease was primarily due to certain expenses of Mind-NRG and clinical activities denominated in Euros, with more negative currency movements in 2015.

Interest (Income)/Expense, Net

Interest expense was $0.5 million for the six months ended June 30, 2015 compared to $2.0 million for the same period in 2014, a decrease of $1.5 million. The decrease was primarily due to higher interest expense incurred in 2014 under our convertible promissory notes and the beneficial conversion feature. These convertible promissory notes and accrued interest were converted into 352,000 common shares in July 2014.

Liquidity and Capital Resources

Sources of Liquidity

We have incurred losses and cumulative negative cash flows from operations since our inception in April 2007 and, as of June 30, 2015, we had an accumulated deficit of approximately $87.4 million. We anticipate that we will continue to incur net losses for the foreseeable future as we continue the development and potential commercialization of our product candidates and to support our operations as a public company. At June 30, 2015, we had approximately $44.8 million in cash, cash equivalents (current and non-current) and marketable securities. We believe that our cash, cash equivalents and marketable securities will be sufficient to fund our operations into the fourth quarter of 2016.

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

Term Loans

On January 16, 2015, we entered into a Loan and Security Agreement with Oxford and SVB, providing for term loans to us in an aggregate principal amount of up to $15 million, in two tranches. We drew down the initial term loans in the aggregate principal amount of $10 million, which we refer to as the Term A Loans, on January 16, 2015. The Term A Loans bears interest at a fixed rate of 7.05% per annum. On or prior to March 31, 2016, we may borrow additional term loans, which we refer to as the Term B Loans, in the aggregate principal amount up to $5 million, subject to the satisfaction of certain borrowing conditions, including our achievement of primary endpoints on our Phase IIa trials for our MIN-117 and MIN-202 programs. The Term B Loans will bear interest at a fixed rate per annum of the greater of (i) 7.05% or (ii) the sum of (a) the prime rate reported in The Wall Street Journal three (3) business days prior to the funding date of the Term B Loans, plus (b) 3.80%.

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

Until such time, if ever, as we can generate substantial revenue from product sales, we expect to finance our cash needs through a combination of equity offerings, debt financings, government or other third‑party funding, commercialization, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of our common stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Additional debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through government or other third‑party funding, commercialization, marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us. There can be no assurance that such additional funding, if available, can be obtained on terms acceptable to us. If we are unable to obtain additional financing, future operations would need to be scaled back or discontinued. Based on our current operating plan, existing cash, the proceeds from our term loan and the March 2015 private placement, we expect to be able to fund our operations into the fourth quarter of 2016.

Under our collaboration agreement with Janssen for MIN-202, we have paid a total of $2.7 million during the six months ended June 30, 2015. We have included an additional $1.1 million in accrued collaborative expenses as of June 30, 2015 and have reached our maximum contribution to program costs for the remainder of 2015, in accordance with the terms of the agreement.

Under our $10.0 million Term A Loan, we expect to make principal repayments of approximately $3.1 million in 2016, $4.0 million in 2017 and $2.9 million in 2018, in accordance with the terms of the agreement.

Cash Flows

The table below summarizes our significant sources and uses of cash for the six months ended June 30, 2015 and 2014:

	Six months Ended
	June 31,
	2015	2014
	(dollars in millions)
Net cash provided by (used in):
Operating activities	$(11.9)	$(3.8)
Investing activities	(23.2)	1.2
Financing activities	38.3	1.3
Net increase in cash	$3.2	$(1.3)

Net Cash Used in Operating Activities

Net cash used in operating activities of approximately $11.9 million during the six months ended June 30, 2015 was primarily due to our net loss of $12.7 million and a $0.8 million decrease in accounts payable and accrued expenses, partially offset by stock-based compensation expense of $0.9 million, amortization of investments and debt discount of $0.2 million, and a $0.4 million decrease in prepaid expenses.

Net cash used in operating activities of $3.8 million during the six months ended June 30, 2014 was primarily due to our net loss of $22.3 million, partially offset by non-cash interest expense of $1.9 million, non-cash stock-based compensation expense of $14.8 million and a $1.8 million increase in accounts payable, accrued expenses and other liabilities.

Net Cash Provided by Investing Activities

Net cash used in investing activities of approximately $23.2 million during the six months ended June 30, 2015 was primarily due to the purchase of marketable securities of $23.2 million.

Net cash provided by investing activities in the six months ended June 30, 2014 consisted of $1.2 million of cash acquired in February 2014 in conjunction with the Mind‑NRG Acquisition.

Net Cash Provided by Financing Activities

Net cash provided by financing activities of $38.3 million during the six months ended June 30, 2015 was primarily due to proceeds from the January 2015 Term Loans of $10.0 million and net proceeds from our March 2015 private placement.

Net cash provided by financing activities of $1.3 million during the six months ended June 30, 2014 was due to the proceeds from several working capital loan agreements of $1.4 million, partially offset by IPO costs paid during the period of $0.1 million.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements as defined under SEC rules.

Critical Accounting Policies and Estimates

In our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, our most critical accounting policies and estimates upon which our financial status depends were identified as those relating to stock-based compensation; net operating losses and tax credit carryforwards; and impairment of long-lived assets. We reviewed our policies and determined that those policies remain our most critical accounting policies for the six months ended June 30, 2015.

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

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

Market risk represents the risk of loss that may affect us due to adverse changes in financial market prices and rates.  Our market risk exposure is primarily related to fluctuations in interest rates.

Interest rate exposure

As of June 30, 2015, we had $23.1 million of marketable debt securities, which consisted primarily of corporate bonds, with fixed interest rates. These securities have a weighted-average remaining maturity of 10 months. Due to the overall short-term remaining maturities of our marketable debt securities, our interest rate exposure is not significant.  Our Term A loans have fixed interest rates and therefore are not subject to interest rate sensitivity.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2015. Based on the evaluation of our disclosure controls and procedures as of June 30, 2015, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

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

Item 1A.   Risk Factors

This Quarterly Report on Form 10-Q contains forward-looking information based on our current expectations. Because our actual results may differ materially from any forward-looking statements that we make or that are made on our behalf, this section includes a discussion of important factors that could affect our actual future results, including, but not limited to, our capital resources, the progress and timing of our clinical programs, the safety and efficacy of our product candidates, risks associated with regulatory filings, risks associated with determinations made by regulatory agencies, the potential clinical benefits and market potential of our product candidates, commercial market estimates, future development efforts, patent protection, effects of healthcare reform, reliance on third parties, and other risks set forth below. The risk factors set forth below with an asterisk (*) next to the title are new risk factors or risk factors containing changes, which may be material, from the risk factors previously disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, as filed with the SEC.

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

We are not profitable and have incurred losses in each period since our inception in 2007. For the six months ended June 30, 2015 and 2014, we reported net losses of $12.7 million and $22.3 million, respectively. As of June 30, 2015, we had an accumulated deficit of $87.4 million.

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

As of June 30, 2015, we had cash, cash equivalents and marketable securities (current and non-current) of $44.8 million. We believe that our existing cash and cash equivalents, together with amounts drawn or available under our credit facility with Oxford Finance LLC and Silicon Valley Bank and the net proceeds from our private placement of common stock and warrants to purchase common stock, which was completed in March 2015, will fund our projected operating requirements into the fourth quarter of 2016. In particular, we expect these funds will allow us to complete our Phase IIb trial for MIN-101, our Phase IIa trial for MIN-117, our portion of the funding for the Phase IIa trial in primary insomnia for MIN-202 with Janssen, our portion of the funding for the Phase Ib trial in comorbid insomnia for MIN-202 with Janssen and additional pre-clinical development for MIN-301. However, circumstances may cause us to consume capital more rapidly than we currently anticipate. In any event, we will require significant additional capital to fund future clinical trials of our product candidates, and to obtain regulatory approval for, and to commercialize, our product candidates.

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

MIN-301 is a peptide, and, as a peptide, may be subject to the Public Health Service Act, or PHSA, and the Food, Drug, and Cosmetic Act, or FDCA. We have yet to meet with the FDA regarding the approval pathway for this product candidate. Based on the definition of a biologic in the PHSA, we believe that MIN-301 meets the definition of a biologic and, thus, we will need to submit a Biologics License Application, or BLA, for product approval. Moreover, based on an FDA intercenter agreement, we believe that MIN-301 will be regulated by the FDA’s Center for Drug Evaluation and Research. However, we intend to discuss jurisdiction with the FDA to determine the appropriate regulatory pathway and corresponding requirements. Depending on the pathway, we may be subject to different regulatory requirements, including different regulatory and testing requirements, shorter or longer periods of market exclusivity, and different approval processes for generic drug and biosimilar competitors.

If the market opportunities for any product that we or our collaborators develop are smaller than we believe, our revenue may be adversely affected and our business may suffer.

Our product candidates are intended for the treatment of schizophrenia, MDD, insomnia and Parkinson’s disease. Our projections of both the number of people who have these disorders or disease, as well as the subsets of people who have the potential to benefit from treatment with our product candidates and who will pursue such treatment, are based on our beliefs and estimates that may prove to be inaccurate. For instance, with respect to schizophrenia and MDD, our estimates are based on the number of patients that suffer from schizophrenia and MDD, but these disorders are difficult to accurately diagnose and high rates of patients may not seek or continue treatment. Our estimates and beliefs are also based on the potential market of other drugs in development for schizophrenia and MDD, which may prove to be inaccurate and our advantages over such drugs may not be, or may not be perceived to be, as significant as we believe they are. If our estimates prove to be inaccurate, even if our products are approved, we may not be able to successfully commercialize them. In addition, the cause and pathophysiology of schizophrenia and MDD are not fully understood, and additional scientific understanding and future drug or non-drug therapies may make our product candidates obsolete.

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

As of June 30, 2015, we had eight full-time employees. As our development and commercialization plans and strategies develop, we expect to need additional managerial, operational, sales, marketing, financial and other resources. Future growth would impose significant added responsibilities on members of management, including:

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

On March 18, 2015, we issued and sold 6,281,661 shares of our common stock and warrants to purchase an additional 6,281,661 in connection with a private placement.  We agreed to register for resale with the SEC such shares of common stock and shares of common stock issuable upon exercise of the warrants. On April 30, 2015, we filed with the SEC a registration statement on Form S-1 (File No. 333-203737) to satisfy this obligation. We filed a post-effective amendment to the Form S-1 to convert the filing to a Form S-3 on July 2, 2015. Upon the effectiveness of the registration statement, an aggregate of 12,563,322 shares of common stock issued and issuable upon exercise of warrants may be freely sold in the open market. The sale of a significant amount of these shares of common stock in the open market, or the perception that these sales may occur, could cause the market price of our common stock to decline or become highly volatile.

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

On January 16, 2015, we entered into a Loan and Security Agreement with Oxford Finance LLC and Silicon Valley Bank.  In connection therewith, we agreed to issue the lenders warrants to purchase shares of our common stock, upon our draw of each tranche of the term loans contemplated by the Loan and Security Agreement. The aggregate number of shares of our common stock issuable upon exercise of the warrants is equal to 2.25% of the amount drawn of such tranche, divided by the average closing price per share of our common stock reported on the NASDAQ Global Market for the ten consecutive trading days prior to the applicable draw.  On January 16, 2015, upon the draw of the initial term loans, we issued the lenders warrants for an aggregate of 40,790 shares of our common stock at a per share exercise price of $5.516. The warrants are immediately exercisable upon issuance, and other than in connection with certain mergers or acquisitions, will expire on the ten-year anniversary of the date of issuance.

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

3.1

Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s registration statement on Form S-1/A filed with the SEC on June 10, 2014)

333-195169

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s registration statement on Form S-1/A filed with the SEC on June 10, 2014)	333-195169

10.1

Second Amendment to License Agreement between Mitsubishi Tanabe Pharma Corporation and the Registrant, dated as of April 21, 2015 (incorporated by reference to Exhibit 10.5 to the quarterly report on Form 10-Q for the period ended March 31, 2015 filed by the Registrant with the SEC on May 7, 2015)

001-36517
10.2

Minerva Neurosciences, Inc. Non-Employee Director Compensation Plan (effective July 1, 2015) (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed by the Registrant with the SEC on June 18, 2015)

001-36517

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

Date: August 5, 2015