Form 10-Q
period 2015-09-30
Minerva Neurosciences, Inc.
filed 2015-11-05
CIK 1598646

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

The number of shares of Registrant’s Common Stock, $0.0001 par value per share, outstanding as of October 30, 2015 was 24,721,143.

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

PART I – Financial Information

Item 1 – Financial Statements

MINERVA NEUROSCIENCES, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
	2015	2014
Assets
Current assets
Cash and cash equivalents	$16,836,667	$18,545,702
Marketable securities - current portion	20,650,869	-
Restricted cash	80,000	35,014
Prepaid expenses and other current assets	1,243,414	756,979
Total current assets	38,810,950	19,337,695

Marketable securities - noncurrent	1,407,345	-
Equipment, net	30,489	43,446
In-process research and development	34,200,000	34,200,000
Goodwill	14,869,399	14,869,399
Total assets	$89,318,183	$68,450,540

Liabilities and Stockholders’ Equity
Current liabilities
Notes payable - current portion	$251,594	$-
Accounts payable	734,798	641,813
Accrued expenses and other current liabilities	2,224,631	1,645,258
Accrued collaborative expenses	-	1,222,420
Total current liabilities	3,211,023	3,509,491
Notes payable - noncurrent	9,606,084	-
Deferred taxes	13,433,760	13,433,760
Other noncurrent liabilities	-	7,694
Total liabilities	26,250,867	16,950,945
Commitments and contingencies

Stockholders’ equity
Preferred stock; $0.0001 par value; 100,000,000 shares authorized; none issued or outstanding as of September 30, 2015 and December 31, 2014, respectively	-	-
Common stock; $0.0001 par value; 125,000,000 shares authorized; 24,721,143 and 18,439,482 shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	2,472	1,844
Additional paid-in capital	156,438,477	126,228,981
Accumulated deficit	(93,373,633)	(74,731,230)
Total stockholders’ equity	63,067,316	51,499,595
Total liabilities and stockholders’ equity	$89,318,183	$68,450,540

See accompanying notes to condensed consolidated financial statements

MINERVA NEUROSCIENCES, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Expenses
Research and development	$3,828,197	$24,737,835	$12,274,090	$39,939,958
General and administrative	1,876,458	2,413,516	5,641,387	7,484,556
Total expenses	5,704,655	27,151,351	17,915,477	47,424,514
Loss from operations	(5,704,655)	(27,151,351)	(17,915,477)	(47,424,514)

Foreign exchange (losses) gains	(2,280)	10,989	(15,432)	14,975
Investment income	37,863	-	64,906	-
Interest expense	(269,950)	(14,835)	(776,400)	(2,049,738)
Net loss	$(5,939,022)	$(27,155,197)	$(18,642,403)	$(49,459,277)

Net loss per share, basic and diluted	$(0.24)	$(1.53)	$(0.81)	$(4.58)
Weighted average shares outstanding, basic and diluted	24,721,143	17,752,371	22,972,402	10,798,432

See accompanying notes to condensed consolidated financial statements

MINERVA NEUROSCIENCES, INC.

Condensed Consolidated Statement of Changes in Stockholders’ Equity

(Unaudited)

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-In Capital	Deficit	Total
Balances at December 31, 2014	18,439,482	$1,844	$126,228,981	$(74,731,230)	$51,499,595
Issuance of common stock and warrants pursuant to a private placement, net of issuance costs of $2,466,984	6,281,661	628	28,532,387	-	28,533,015
Issuance of warrant pursuant to loan agreement	-	-	166,344	-	166,344
Stock-based compensation	-	-	1,510,765	-	1,510,765
Net loss	-	-	-	(18,642,403)	(18,642,403)
Balances at September 30, 2015	24,721,143	$2,472	$156,438,477	$(93,373,633)	$63,067,316

See accompanying notes to condensed consolidated financial statements

MINERVA NEUROSCIENCES, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(18,642,403)	$(49,459,277)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	12,957	29,879
Amortization of debt discount recorded as interest expense	277,025	1,952,309
Amortization of marketable securities premium	159,680	-
Stock-based compensation expense	1,510,765	15,720,011
Change in fair value of derivative	-	(10,093)
Changes in operating assets and liabilities
Prepaid expenses and other current assets	(427,074)	(539,761)
Accounts payable	92,985	658,863
Accrued expenses and other current liabilities	579,373	(682,549)
Accrued collaborative expenses	(1,222,420)	1,386,493
Other noncurrent liabilities	(7,694)	-
Net cash used in operating activities	(17,666,806)	(30,944,125)

Cash flows from investing activities:
Purchases of marketable securities	(23,279,285)	-
Proceeds from the redemption of marketable securities	944,683	-
Cash acquired in business combination	-	1,167,869
Restricted cash	(44,986)	-
Purchases of equipment	-	(33,739)
Net cash (used in) provided by investing activities	(22,379,588)	1,134,130

Cash flows from financing activities:
Proceeds from loans	10,000,000	1,882,817
Repayments of loans	-	(1,882,817)
Costs paid in connection with loans	(195,656)	-
Proceeds from sales of common stock in initial public offering	-	31,334,702
Proceeds from sales of common stock and warrants in private placement	30,999,999	23,706,118
Costs paid in connection with private placement	(2,466,984)	(280,000)
Public offering costs paid	-	(3,129,584)
Net cash provided by financing activities	38,337,359	51,631,236
Net (decrease) increase in cash and cash equivalents	(1,709,035)	21,821,241

Cash and cash equivalents
Beginning of period	18,545,702	1,818,317
End of period	$16,836,667	$23,639,558
Supplemental disclosure:
Cash paid for interest	$440,625	$-
Supplemental disclosure of noncash investing and financing activities
Common stock issued as consideration for business acquisition	$-	$16,541,834
Plus liabilities assumed:
Accrued expenses and other	-	321,417
ProteoSys milestone payable	-	681,600
Deferred tax liability	-	5,970,560
Less assets acquired:
Prepaid expenses	-	42,926
Equipment	-	28,204
In-process research and development	-	15,200,000
Goodwill	-	7,076,412
Cash acquired in business merger	$-	$1,167,869
Deferred public offering costs included in accrued expenses and other liabilities	$-	$10,250
Conversion of debt and interest to common stock	$-	$2,112,000

See accompanying notes to condensed consolidated financial statements

MINERVA NEUROSCIENCES, INC.

Notes to Condensed Consolidated Financial Statements

As of September 30, 2015 and for the Nine Months Ended September 30, 2015 and 2014

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

Going Concern

The Company has limited capital resources and has incurred recurring operating losses and negative cash flows from operations since inception. As of September 30, 2015, the Company has an accumulated deficit of approximately $93.4 million. Management expects to continue to incur operating losses and negative cash flows from operations. The Company has financed its business to date from proceeds from the sale of common stock, loans and convertible promissory notes.

In January 2015, the Company entered into a loan and security agreement and drew down on $10.0 million in term loans.  In March 2015, the Company closed the sale of 6,281,661 shares of common stock and warrants to purchase an equal number of shares of common stock in a private placement resulting in net proceeds to the Company of $28.5 million after deducting placement fees and issuance costs. The Company believes that based on its operating plan, cash on hand at September 30, 2015 and the proceeds from the term loans and the private placement in March 2015 will be sufficient to fund the Company’s operations into the fourth quarter of 2016.

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

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim reporting and the requirements of the Securities and Exchange Commission (“SEC”) in accordance with Regulation S-X, Rule 10-01. Under those rules, certain footnotes and financial information that are normally required for annual financial statements can be condensed or omitted. In the opinion of the Company’s management, the accompanying financial statements contain all adjustments (consisting of items of a normal and recurring nature) necessary to present fairly the financial position as of September 30, 2015 and the results of operations for the three and nine months ended September 30, 2015 and 2014 and cash flows for the nine months ended September 30, 2015 and 2014. The results of operations for the three and nine months ended September 30, 2015, are not necessarily indicative of the results to be expected for the full year. When preparing financial statements in conformity with GAAP, management must make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates. The consolidated balance sheet as of December 31, 2014 was derived from the audited annual financial statements. The accompanying unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements for the years ended December 31, 2014 and 2013 included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 filed with the SEC on March 26, 2015.

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

The Company currently has no commercially approved products and there can be no assurance that the Company’s research and development will be successfully commercialized. Developing and commercializing a product requires significant time and capital and is subject to regulatory review and approval as well as competition from other biotechnology and pharmaceutical companies. The Company operates in an environment of rapid change and is dependent upon the continued services of its employees and consultants and upon obtaining and protecting intellectual property.

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

Cash and Cash Equivalents

Cash equivalents include short-term, highly-liquid instruments, consisting of money market accounts and short-term investments with maturities from the date of purchase of 90 days or less. The majority of cash and cash equivalents are maintained with major financial institutions in North America. Deposits with these financial institutions may exceed the amount of insurance provided on such deposits; however, these deposits may be redeemed upon demand and, therefore, bear minimal risk.

Marketable Securities

Marketable securities consists of corporate debt securities maturing in thirteen months or less. Based on the Company’s intentions regarding its marketable securities, all marketable securities are classified as held-to-maturity and are carried under the amortized cost approach. The Company’s investments in marketable securities are classified as Level 2 within the fair value hierarchy. As of September 30, 2015, remaining final maturities of marketable securities ranged from November 2015 to October 2016, with a weighted average remaining maturity of approximately 7 months. The following table provides the amortized cost basis, aggregate fair value, unrealized losses (there were no unrealized gains) and the net carrying value of investments in held-to-maturity securities as of September 30, 2015:

	September 30, 2015
	Amortized	Aggregate	Unrealized	Net Carrying
	Cost	Fair Value	Losses	Value
Marketable securities:
Corporate bonds - current	$20,650,869	$20,630,174	$20,695	$20,650,869
Corporate bonds - noncurrent	1,407,345	1,403,262	4,083	1,407,345
Marketable securities	$22,058,214	$22,033,436	$24,778	$22,058,214

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

In July 2014, the Company paid a $22.0 million license fee, which has been included as a component of research and development expense since the licensed rights were not deemed to have an alternative future use. The Company accounts for the co-development and license agreement pursuant to which the license fee was paid as a joint risk-sharing collaboration in accordance with ASC 808, Collaboration Arrangements. Costs between the Company and the licensor with respect to each party’s share of development costs that have been incurred pursuant to the joint development plan are recorded within research and development expense or general and administrative expense, as applicable, in the accompanying condensed consolidated financial statements due to the joint risk-sharing nature of the activities. The Company did not have any accrued collaborative expenses as of September 30, 2015 related to this agreement.

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

The amounts capitalized are being accounted for as indefinite-lived intangible assets, subject to impairment testing, until completion or abandonment of research and development efforts associated with the project. An IPR&D asset is considered abandoned when it ceases to be used (that is, when research and development efforts associated with the asset have ceased, and there are no plans to sell or license the asset or derive defensive value from the asset). At that point, the asset is considered to be disposed of and is written off. Upon successful completion of each project, the Company will make a determination about the then remaining useful life of the intangible asset and begin amortization. The Company tests its indefinite-lived intangibles, IPR&D assets, for impairment annually on November 30 and more frequently if events or changes in circumstances indicate that it is more likely than not that the asset is impaired. When testing indefinite-lived intangibles for impairment, the Company may assess qualitative factors for its indefinite-lived intangibles to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the asset is impaired. Alternatively, the Company may bypass this qualitative assessment for some or all of its indefinite-lived intangibles and perform the quantitative impairment test that compares the fair value of the indefinite- lived intangible asset with the asset’s carrying amount. There was no impairment of IPR&D for the three and nine months ended September 30, 2015 and 2014.

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

Goodwill

The Company tests its goodwill for impairment annually, or whenever events or changes in circumstances indicate an impairment may have occurred, by comparing its reporting unit’s carrying value to its implied fair value. Impairment may result from, among other things, deterioration in the performance of the acquired business, adverse market conditions, adverse changes in applicable laws or regulations and a variety of other circumstances. If the Company determines that an impairment has occurred, it is required to record a write-down of the carrying value and charge the impairment as an operating expense in the period the determination is made. In evaluating the recoverability of the carrying value of goodwill the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the acquired assets. Changes in strategy or market conditions could significantly impact those judgments in the future and require an adjustment to the recorded balances. The Company tests its goodwill for impairment annually at November 30 and more frequently if events or changes in circumstances indicate that it is more likely than not that the asset is impaired. There was no impairment of goodwill for the three and nine months ended September 30, 2015 and 2014.

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

NOTE 4 — ACCRUED EXPENSES

Accrued expenses and other liabilities consist of the following:

	September 30, 2015	December 31, 2014
Accrued bonus	$454,406	$327,960
Research and development costs and other accrued expenses	1,237,620	422,821
Accrued severance (1)	106,250	636,033
Professional fees	86,422	54,350
Primomed research funding (2)	230,898	127,209
Interest payable	58,750	-
Accrued excise and franchise taxes	-	76,885
Vacation pay	50,285	-
	$2,224,631	$1,645,258
(1)	The change in accrued severance represents payments made during 2015.
(2)	Under the terms of a research agreement with Primomed, the Company received grant funds that will be used to offset certain costs under the MIN-301 development program.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net loss	$(5,939,022)	$(27,155,197)	$(18,642,403)	$(49,459,277)
Weighted average shares of common stock outstanding	24,721,143	17,752,371	22,972,402	10,798,432
Net loss per share of common stock – basic and diluted	$(0.24)	$(1.53)	$(0.81)	$(4.58)

The following securities outstanding at September 30, 2015 and 2014 have been excluded from the calculation of weighted average shares outstanding as their effect on the calculation of loss per share is antidilutive:

	September 30,
	2015	2014
Common stock options	3,098,036	2,621,910
Warrants	6,322,451	-

NOTE 6 — LICENSE AGREEMENTS

The Company has entered into a license agreement with Mitsubishi Tanabe Pharma Corporation (“MTPC”) dated August 30, 2007, as amended (the “License Agreement”). Under the terms of the License Agreement, the Company acquired an exclusive license to the compound known as CYR-101 (subsequently renamed MIN-101) and other compounds with a similar structure and intended purpose and other data included within the valid claims of certain patents licensed to the Company under the License Agreement. The license is for world-wide rights, excluding certain Asian countries such as China, Japan, India and South Korea. The Company will pay a tiered royalty to MTPC for net sales of product by it or any of its affiliates or sub-licensees containing the licensed compound equal to a percentage ranging from the high single digits to the low teens depending on net sales of products under the License Agreement. The initial $1.0 million licensing fee paid in 2007 was expensed as research and development expense, as was an additional payment of $0.5 million in 2008 upon the onset of a Phase IIa study. The Company made a $0.5 million extension payment in 2010, which was expensed as part of research and development expense. The Company was also required to make milestone payments upon the achievement of certain development and commercial milestones, potentially up to $57.5 million for MIN-101 and up to $59.5 million for additional products.

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

NOTE 7 — DEBT

Loan and Security Agreement

On January 16, 2015, the Company entered into a Loan and Security Agreement (as amended the “Loan Agreement”) with Oxford Finance LLC (“Oxford”) and Silicon Valley Bank (“SVB” and, together with Oxford, the “Lenders”), providing for term loans to the Company in an aggregate principal amount of up to $15 million, in two tranches.

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

In August 2015, the Lenders and the Company entered into a First Amendment to the Loan Agreement, amending certain milestones related to the six month extension of the interest-only repayment period.   By raising at least $30.0 million in gross capital (including at least $20.0 million from the sale of equity securities) and completing the first dosing of its Phase I/II clinical trial for MIN-117 prior to December 31, 2015, the Company achieved the interest-only milestones under the Loan Agreement and elected to extend the interest-only period an additional six months and reduce the repayment term by six months. Through August 1, 2016, the Company is obligated only to make monthly interest payments on the outstanding principal balance on the Term A Loans, followed by 24 months of equal principal and interest payments.

The Company paid a facility fee of $75,000 for access to the Term Loans and will be required to pay a final payment of 5.1% of the total amount borrowed, which has been included as a component of the debt discount and is amortized to interest expense over the term of the loans.  The Term A Loans and debt discount are as follows:

September 30, 2015

Term A Loans	$10,000,000
Less: debt discount and financing costs	(269,890)
Less: current portion	(251,594)
Accrued portion of final payment	127,568
Long-term portion	$9,606,084

For the three and nine months ended September 30, 2015, the Company recognized interest expense of $0.3 million and $0.8 million, respectively, including $0.1 million and $0.3 million, respectively, related to the debt discount.

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

2015	$-
2016	1,570,583
2017	4,938,713
2018	3,490,704
Total Term A Loans	$10,000,000

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

Under the Loan Agreement, the Company agreed to issue the Lenders warrants to purchase shares of its common stock upon its draw of each tranche of the Term Loans. The aggregate number of shares of common stock issuable upon exercise of the warrants is equal to 2.25% of the amount drawn of such tranche, divided by the average closing price per share of the Company’s common stock reported on the NASDAQ Global Market for the 10 consecutive trading days prior to the applicable draw.  On January 16, 2015, upon the draw of the Term A Loans, the Company issued to the Lenders warrants to purchase 40,790 shares of common stock at a per share exercise price of $5.516. The warrants were immediately exercisable upon issuance, and other than in connection with certain mergers or acquisitions, will expire on the ten-year anniversary of the date of issuance.  The fair value of the warrants was estimated at $0.2 million using a Black-Scholes model and assuming: (i) expected volatility of 100.8%, (ii) risk free interest rate of 1.83%, (iii) an expected life of 10 years and (iv) no dividend payments.  The fair value of the warrants was included as a discount to the Term A Loans and also as a component of additional paid-in capital as of September 30, 2015.

NOTE 8 — CO-DEVELOPMENT AND LICENSE AGREEMENT

On February 12, 2014, the Company signed a co-development and license agreement with Janssen and Janssen Research & Development, LLC (“JJDC”), subject to the completion of an IPO and the payment of a $22.0 million license fee. Under the agreement, the licensor granted the Company an exclusive license, with the right to sublicense, in the European Union, Switzerland, Liechtenstein, Iceland and Norway, referred to as the Minerva Territory, under (i) certain patent and patent applications to sell products containing any orexin 2 compound, controlled by the licensor and claimed in a licensor patent right as an active ingredient and (ii) MIN-202 for any use in humans. In addition, upon regulatory approval in the Minerva Territory (and earlier if certain default events occur), the Company will have rights to manufacture MIN-202, also known as JNJ-42847922. The Company has granted to the licensor an exclusive license, with the right to sublicense, under all patent rights and know-how controlled by the Company related to MIN-202 to sell MIN-202 outside the Minerva Territory. In consideration of the licenses granted on July 7, 2014, the Company made a license fee payment of $22.0 million, which was included as a component of research and development expense in 2014. The Company will pay a quarterly royalty percentage in the high single digits on aggregate net sales for MIN-202 products sold by the Company, its affiliates and sublicensees in the European Union. The licensor will pay a quarterly royalty percentage to the Company in the high single digits on aggregate net sales for MIN-202 products sold by the licensor outside the European Union.  In accordance with the development agreement, the Company will pay 40% of MIN-202 development costs related to the joint development of any MIN-202 products. However, the Company’s share of aggregate development costs shall not exceed (i) $5.0 million for the period beginning from the effective date of the license and ending following the completion of certain Phase Ib clinical trials and animal toxicology studies, and (ii) $24.0 million for the period beginning from the effective date of the license and ending following the completion of certain Phase II clinical trials.  The licensor has a right to opt out at the end of certain development milestones, with the first milestone being the completion of a single day Phase I clinical trial in patients with Major Depressive Disorder (“MDD”). Upon opt out, the licensor will not have to fund further development of MIN-202 and the Minerva Territory will be expanded to also include all of North America. The Company would then owe the licensor a reduced royalty in the mid-single digits for all sales in the Minerva Territory. The Company has the right to terminate the license following certain development milestones, the first being completion of a certain Phase Ib clinical trial in patients with insomnia and certain toxicology studies in animals. If the Company terminates the license within 45 days of this milestone, the Company must pay a termination fee equal to $3.0 million. If the Company terminates the license at any time following the last development milestone involving a certain Phase IIb clinical trial, the Company will be entitled to a royalty in the mid-single digits from sales of MIN-202 by the licensor. The licensor may also terminate the agreement for the Company’s material breach or certain insolvency events, including if the Company is unable to fund its portion of the development costs.

The Company included the $22.0 million license fee payment as a component of research and development expense since the licensed rights were not deemed to have an alternative future use. The Company accounts for the co-development and license agreement as a joint risk-sharing collaboration in accordance with ASC 808, Collaboration Arrangements. Payments between the Company and the licensor with respect to each party’s share of MIN-202 development costs that have been incurred pursuant to the joint development plan are recorded within research and development expense or general and administrative expense, as applicable, in the accompanying consolidated statements of operations due to the joint risk-sharing nature of the activities. The Company has included zero and $1.2 million in accrued collaborative expenses as of September 30, 2015 and December 31, 2014, respectively.  The Company paid $3.8 million during the nine months ended September 30, 2015 under this agreement, and has no further funding requirements in 2015 under this agreement.

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

In connection with the private placement, the Company also entered into a registration rights agreement (the “Registration Rights Agreement”), dated March 13, 2015 with certain accredited investors. Pursuant to the terms of the Registration Rights Agreement, the Company was obligated to prepare and file with the SEC a registration statement to register for resale the 6,281,661 shares of its common stock issued in the private placement and the 6,281,661 shares of its common stock issuable upon exercise of the warrants on or prior to May 2, 2015.  The Company filed a resale registration statement on Form S-1 (File No. 333-203737), which was declared effective by the SEC on May 11, 2015. The Company filed a post-effective amendment to the Form S-1 to convert the filing to a Form S-3 on July 2, 2015. If registration statements are not maintained effective, the Company could be subject to penalties of up to 10.0% of proceeds received in the private placement.

Term Loan Warrants

In connection with the Loan Agreement, the Company issued the Lenders warrants to purchase shares of its common stock upon its draw of each tranche of the Term Loans. The aggregate number of shares of common stock issuable upon exercise of the warrants is equal to 2.25% of the amount drawn of such tranche, divided by the average closing price per share of the Company’s common stock reported on the NASDAQ Global Market for the 10 consecutive trading days prior to the applicable draw.  Upon the draw of the Term A Loans, the Company issued the Lenders warrants to purchase 40,790 shares of common stock at a per share exercise price of $5.516. The warrants are immediately exercisable upon issuance, and other than in connection with certain mergers or acquisitions, will expire on the ten-year anniversary of the date of issuance.  The fair value of the warrants was estimated at $0.2 million using a Black-Scholes model and assuming: (i) expected volatility of 100.8%, (ii) risk free interest rate of 1.83%, (iii) an expected life of 10 years and (iv) no dividend payments.  The fair value of the warrants was included as a discount to the Term A Loans and also as a component of additional paid-in capital at September 30, 2015.

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

	Shares Issuable Pursuant to Stock Options	Weighted-Average Exercise Price
Outstanding January 1, 2015	2,076,558	$6.64

Granted	1,073,778	$5.27
Forfeited	(52,300)	$5.48
Outstanding September 30, 2015	3,098,036	$6.18
Exercisable September 30, 2015	1,500,914	$6.77
Available for future grant	1,183,297

The Company granted 1,073,778 and 1,975,151 stock options during the nine months ended September 30, 2015 and 2014 that had a weighted average exercise price of $5.27 and $6.05, respectively. The Company uses the Black Scholes model to estimate the fair value of stock options granted.  For stock options granted during the nine months ended September 30, 2015 and 2014, the Company utilized the following assumptions:

	September 30, 2015	September 30, 2014
Expected term (years)	5.5-6.25	6-6.25
Risk free interest rate	1.27 - 1.98%	1.90%
Volatility	74-110%	113%
Dividend yield	0%	0%
Weighted average grant date fair value per share of common stock	$4.26	$5.81

The Company recognized stock-based compensation expense for the nine months ended September 30, 2015 and 2014 of $1.5 million and $15.7 million, respectively.  The weighted average grant-date fair value of stock options outstanding on September 30, 2015 was $5.15 per share. Total unrecognized compensation costs related to non-vested awards at September 30, 2015 was approximately $6.8 million and is expected to be recognized within future operating results over a period of 3.3 years. At September 30, 2015, the weighted average contractual term of the options outstanding is approximately 9.0 years. The intrinsic value of outstanding stock options at September 30, 2015 was $0.1 million.

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

NOTE 12 — RELATED PARTY TRANSACTIONS

An investor previously provided accounting and other services to the Company during 2014. For the three and nine months ended September 30, 2014, the expense recognized in operating results in connection with these services was $0 and $35,000, respectively.

The Company retained the services of certain consultants who were also stockholders of the Company during 2014. For the three and nine months ended September 30, 2014, the expense recognized by the Company in connection with these consulting services was $0 million and $0.3 million, respectively.

NOTE 13 — SUBSEQUENT EVENTS

On November 2, 2015, the Company granted 25,000 options to one new member of the Board of Directors pursuant to the Company’s Non-Employee Director Compensation Plan. The options were issued with an exercise price equal to the closing price per share of our common stock reported on the NASDAQ Global Market on the date of grant, and vest quarterly over three years.

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

Historical Overview

We are a clinical-stage biopharmaceutical company focused on the development and commercialization of a portfolio of product candidates to treat patients suffering from central nervous system, or CNS, diseases. Leveraging our deep domain expertise, we have acquired or in-licensed four development-stage proprietary compounds that we believe have innovative mechanisms of action with potentially positive therapeutic profiles. Our lead product candidate is MIN-101, a compound for the potential treatment of patients with schizophrenia. In addition, our portfolio includes MIN-202 (also known as JNJ-42847922), a compound we are co-developing with Janssen Pharmaceutica NV, or Janssen, for the treatment of patients suffering from primary and comorbid insomnia; MIN-117, a compound we are developing for the treatment of patients suffering from major depressive disorder, or MDD; and MIN-301, a compound we are developing for the treatment of patients suffering from Parkinson’s disease. We believe our innovative product candidates have significant potential to transform the lives of a large number of affected patients and their families who are currently not well-served by available therapies in each of their respective indications.

We exclusively licensed MIN-101 from Mitsubishi Tanabe Pharma Corporation (“MTPC”), in 2007 with the rights to develop, sell and import MIN-101 globally, excluding most of Asia. In November 2013, we merged with Sonkei Pharmaceuticals Inc. (“Sonkei”), a clinical-stage biopharmaceutical company and, in February 2014, we acquired Mind-NRG, a pre-clinical-stage biopharmaceutical company. We refer to these transactions as the Sonkei Merger and Mind-NRG Acquisition, respectively. Sonkei licensed MIN-117 from MTPC in 2008 with the rights to develop, sell and import MIN-117 globally, excluding most of Asia. With the acquisition of Mind-NRG, we obtained exclusive rights to develop and commercialize MIN-301. We have also entered into a co-development and license agreement with Janssen, for the exclusive rights to develop and commercialize MIN-202 in the European Union, subject to royalty payments to Janssen, and royalty rights for any sales outside the European Union.

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

On March 18, 2015, pursuant to a securities purchase agreement with certain accredited investors dated March 13, 2015, we sold in a private placement 6,281,661 shares of our common stock at a price per share of $4.81 and warrants to purchase up to an aggregate of 6,281,661 shares of common stock at a purchase price of $0.125 per warrant share, with an initial exercise price of $5.772 per share. We received net proceeds of approximately $28.5 million, after deducting placement agent fees and issuance costs. The warrants will expire on March 18, 2017, two years after the date on which they were initially issued. All of the shares of common stock and warrant shares issued and sold were registered under the Securities Act of 1933, as amended, or the Securities Act, pursuant to a registration statement on Form S-1 (File No. 333-203737), which was declared effective by the SEC on May 11, 2015. We filed a post-effective amendment to the Form S-1 to convert the filing to a Form S-3 on July 2, 2015.

On January 16, 2015, we entered into a Loan and Security Agreement with Oxford Finance LLC, or Oxford, and Silicon Valley Bank, or SVB, providing for term loans in an aggregate principal amount of up to $15 million, in two tranches. We drew down the initial term loans, or the Term A Loans, in the aggregate principal amount of $10 million on January 16, 2015. The Term A Loans bear interest at a fixed rate of 7.05% per annum. On or prior to March 31, 2016, we may borrow additional term loans, or the Term B loans, in the aggregate principal amount up to $5 million, subject to the satisfaction of certain borrowing conditions, including achievement of the primary endpoints in our Phase IIa trials for our MIN-117 and MIN-202 programs. The Term B Loans will bear interest at a fixed rate per annum of the greater of (i) 7.05% or (ii) the sum of (a) the prime rate reported in The Wall Street Journal three (3) business days prior to the funding date of the Term B Loans, plus (b) 3.80%. In August 2015, we entered into a First Amendment to the Loan and Security Agreement, amending certain milestones related to the six month extension of the interest-only repayment period.

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

Clinical Update

MIN-101

Enrollment is ongoing in our Phase IIb clinical trial of MIN-101 in Europe. Approximately 40 clinical sites have been initiated in six countries, and patient enrollment is expected to continue through the end of 2015. The primary study objective is an evaluation of the efficacy of MIN-101 compared to placebo in improving the negative symptoms of schizophrenia. Topline results for the core 12-week evaluation period are expected in the second quarter of 2016. The trial is being conducted in stable subjects with schizophrenia suffering from predominantly negative symptoms. We are evaluating two doses of MIN-101 (32mg and 64mg) versus placebo in a double-blind design in an expected 234 subjects. The primary efficacy endpoint is the change from baseline in negative symptoms after three months of drug administration, as measured by the change from baseline in the Positive and Negative Symptom Scale (PANSS) negative subscale score. We plan to also investigate the effects of MIN-101 on positive symptoms and overall symptoms of schizophrenia measured by PANSS and the Clinical Global Impression rating scales, as well as its effects on sleep, cognition, anxiety and mood, clinical and biological safety and drug plasma levels. Patients who experience improved symptomatology during the first three months will be offered the opportunity to enter into an extension phase of six months, which we expect will provide additional long term safety and efficacy data.

MIN-117

Enrollment is ongoing in our Phase IIa clinical trial of MIN-117 in Europe.  The study is expected to include a total of 80 patients, of whom 20 will receive a 0.5mg dose of MIN-117, 20 will receive a 2.5mg dose of MIN-117, 20 will receive a 20mg dose of paroxetine and 20 will receive a placebo. The primary objective is to evaluate the efficacy of the two doses of MIN-117 compared to placebo in reducing the symptoms of a major depressive episode as measured by the change from baseline in the Montgomery-Asberg Depression Rating Scale (“MADRS”) total score over six weeks of treatment.  We have dosed the first patient in the study and expect topline results to be available in the first half of 2016.

MIN-202

Enrollment is ongoing in a Phase Ib trial for MIN-202.  The trial is a randomized, diphenhydramine- and placebo-controlled double-blind study to evaluate treatment with MIN-202 in 48 subjects with adjunctive major depressive disorder (“aMDD”). Patients will be enrolled in three groups, which will be treated with MIN-202, diphenhydramine and placebo, respectively, while maintained on their antidepressant regimens.  The primary endpoint of this trial is safety, and secondary endpoints include assessments of depressive symptomology, cognition and sleep. The trial is being conducted at clinical sites in Europe, and the data readout is expected in the first half of 2016. Janssen has also opened an Investigational New Drug Application (“IND”) for this indication in the U.S.

Enrollment is also ongoing in a Phase IIa randomized, placebo-controlled double-blind study to evaluate treatment with MIN-202 in 26 subjects with insomnia disorder without psychiatric co-morbidity.  Half of these patients will receive MIN-202 for five days, followed by a washout period and then placebo for five days.  The other half will receive placebo first, followed by a washout period and then MIN-202 under the same schedule.  The primary endpoint of this trial is sleep efficiency as measured by polysomnography, and secondary endpoints include additional assessments of sleep, mood and cognition, as well as safety. The trial is being conducted at clinical sites in the U.S. and Europe, and the data readout is expected in the first half of 2016.

MIN-301

In January 2015, we announced results from a non-human primate study showing that treatment with an analog of MIN-301 resulted in improvements in a range of symptoms associated with a Parkinson’s disease model in primates. We believe these data provide support for advancing MIN-301 into clinical trials for the treatment of Parkinson’s disease in humans. The next planned steps in this program are the filing of an IND in the U.S. or an Investigational Medicinal Product Dossier (“IMPD”) in Europe, and pending acceptance by regulatory authorities, the initiation of Phase I clinical testing thereafter.

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

Investment Income. Investment income consists of income earned on our cash equivalents and marketable securities.

Interest Expense. Interest expense consists of interest incurred under our current and former debt obligations, including our outstanding Term A loans with SVB and Oxford, our former 8.0% convertible promissory notes and our former 8% working capital loans.

During the three and nine month periods ended September 30, 2015, interest expense was related primarily to our Term A loans with SVB and Oxford. Interest expense during the three and nine month periods ended September 30, 2014 is primarily related to our former 8.0% convertible promissory notes and working capital loans, which were repaid in conjunction with our IPO in July 2014. The convertible promissory notes contained a beneficial conversion feature, for which we recorded a debt discount of approximately $2.0 million. The discount was amortized to interest expense using the effective interest method through the notes’ maturity date of June 30, 2014.

Results of Operations

Comparison of Three Months Ended September 30, 2015 versus September 30, 2014

Research and Development Expenses

Total research and development expenses were $3.8 million for the three months ended September 30, 2015 compared to $24.7 million for the same period in 2014, a decrease in total expense of $20.9 million.  Research and development expense in the three months ended September 30, 2014 included a $22.0 million license fee paid to Janssen pursuant to our co-development agreement for MIN-202. Research and development expense in the three months ended September 30, 2015 and 2014 included non-cash stock-based compensation expenses of $0.2 million and $0.1 million, respectively. Excluding the $22.0 million license fee and stock-based compensation, total research and development expense related to drug development programs for the three months ended

September 30, 2015 and 2014 was $3.6 million and $2.6 million, respectively, an increase of $1.0 million.  This increase in research and development expense primarily reflects increased expenses related to our Phase IIb clinical trial of MIN-101, and our Phase IIa clinical trial of MIN-117.

General and Administrative Expenses

Total general and administrative expenses were $1.9 million for the three months ended September 30, 2015 compared to $2.4 million for the same period in 2014, a decrease of approximately $0.5 million. General and administrative expense in the three months ended September 30, 2015 and 2014 included non-cash stock-based compensation expenses of $0.4 million and $0.8 million, respectively. Excluding stock-based compensation, general and administrative expense for the three months ended September 30, 2015 and 2014 was $1.5 million and $1.6 million, respectively.

Foreign Exchange (Losses) Gains

Foreign exchange loss was $2 thousand for the three months ended September 30, 2015 compared to a gain of $11 thousand for the same period in 2014, a decrease of $13 thousand. The loss was primarily due to clinical activities denominated in Euros, with more negative currency movements in 2015.

Investment Income

Investment income was $38 thousand for the three months ended September 30, 2015 compared to zero for the same period in 2014, an increase of $38 thousand. The increase was due to investment income on cash equivalents and marketable securities.

Interest Expense

Interest expense was $0.3 million for the three months ended September 30, 2015 compared to $15 thousand for the same period in 2014, an increase of $0.3 million. The increase was primarily due to a higher outstanding loan balance.

Comparison of Nine Months Ended September 30, 2015 versus September 30, 2014

Research and Development Expenses

Total research and development expenses were $12.3 million for the nine months ended September 30, 2015 compared to $39.9 million for the same period in 2014, a decrease in total expense of $27.6 million. Research and development expense in the nine months ended September 30, 2014 included $22.0 million license fee paid to Janssen pursuant to our co-development agreement for MIN-202. Research and development expense in the nine months ended September 30, 2015 and 2014 included non-cash stock-based compensation expenses of $0.4 million and $13.0 million, respectively. The decrease in stock-based compensation expense was primarily due to the vesting of 926,604 shares of common stock and 441,973 options to purchase common stock that were issued and fully vested during the second quarter of 2014. Excluding stock-based compensation and the $22.0 million license fee, total research and development expense related to drug development programs for the nine months ended September 30, 2015 and 2014 was $11.9 million and $4.9 million, respectively, an increase of $7.0 million.  This increase in research and development expense primarily reflect increased expenses related to our Phase IIb clinical trial of MIN-101, our Phase IIa clinical trial of MIN-117 and the MIN-202 Phase I and II clinical trials.

General and Administrative Expenses

Total general and administrative expenses were $5.6 million for the nine months ended September 30, 2015 compared to $7.5 million for the same period in 2014, a decrease of approximately $1.9 million. General and administrative expense in the nine months ended September 30, 2015 and 2014 included non-cash stock-based compensation expenses of $1.1 million and $2.7 million, respectively. The decrease in stock-based compensation expense of $1.6 million was primarily due to 97,143 options to purchase common stock that were issued and fully vested during the second quarter of 2014 and the cancellation in November 2014 of 519,671 options to purchase common stock that had been outstanding during the prior year period. Excluding stock-based compensation, general and administrative expense for the nine months ended September 30, 2015 and 2014 was $4.5 million and $4.8 million, respectively.

Foreign Exchange (Losses) Gains

Foreign exchange losses were $15 thousand for the nine months ended September 30, 2015 compared to a gain of $15 thousand for the same period in 2014, a decrease of $30 thousand. The decrease was primarily due to clinical activities denominated in Euros, with more negative currency movements in 2015.

Investment Income

Investment income was $0.1 million for the nine months ended September 30, 2015 compared to zero for the same period in 2014, an increase of $0.1 million. The increase was due to investment income on cash equivalents and marketable securities.

Interest Expense

Interest expense was $0.8 million for the nine months ended September 30, 2015 compared to $2.1 million for the same period in 2014, a decrease of $1.3 million. The decrease was primarily due to higher interest expense incurred in 2014 under our convertible promissory notes and the beneficial conversion feature. These convertible promissory notes and accrued interest were converted into 352,000 common shares in July 2014.

Liquidity and Capital Resources

Sources of Liquidity

We have incurred losses and cumulative negative cash flows from operations since our inception in April 2007 and, as of September 30, 2015, we had an accumulated deficit of approximately $93.4 million. We anticipate that we will continue to incur net losses for the foreseeable future as we continue the development and potential commercialization of our product candidates and to support our operations as a public company. At September 30, 2015, we had approximately $38.9 million in cash, cash equivalents and marketable securities (current and non-current). We believe that our cash, cash equivalents and marketable securities will be sufficient to fund our operations into the fourth quarter of 2016.

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

Term Loans

On January 16, 2015, we entered into a Loan and Security Agreement with Oxford and SVB, providing for term loans to us in an aggregate principal amount of up to $15 million, in two tranches. We drew down the initial term loans in the aggregate principal amount of $10 million, which we refer to as the Term A Loans, on January 16, 2015. The Term A Loans bears interest at a fixed rate of 7.05% per annum. On or prior to March 31, 2016, we may borrow additional term loans, which we refer to as the Term B Loans, in the aggregate principal amount up to $5 million, subject to the satisfaction of certain borrowing conditions, including our achievement of primary endpoints on our Phase IIa trials for our MIN-117 and MIN-202 programs. The Term B Loans will bear interest at a fixed rate per annum of the greater of (i) 7.05% or (ii) the sum of (a) the prime rate reported in The Wall Street Journal three (3) business days prior to the funding date of the Term B Loans, plus (b) 3.80%. In August 2015, we entered into a First Amendment to the Loan and Security Agreement, amending certain milestones related to the six month extension of the interest-only repayment period.

By raising at least $30.0 million in capital (including at least $20.0 million from the sale of equity securities) and completing the first dosing of our Phase I/II clinical trial for MIN-117 prior to December 31, 2015, we achieved the interest-only milestones under the amended Loan Agreement and elected to extend the interest-only period an additional six months and reduce the repayment term by six months. Through August 1, 2016, we are obligated to make monthly interest payments only on the outstanding principal balance on the Term A Loans, followed by 24 months of equal principal and interest payments.

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

We have paid a total of $3.8 million to Janssen for the MIN-202 program during the nine months ended September 30, 2015, fulfilling our funding obligation under the co-development agreement for the remainder of 2015.

Under our $10.0 million Term A Loan, we expect to make principal repayments of approximately $1.6 million in 2016, $4.9 million in 2017 and $3.5 million in 2018, in accordance with the terms of the agreement.

Cash Flows

The table below summarizes our significant sources and uses of cash for the nine months ended September 30, 2015 and 2014:

	Nine months Ended
	September 31,
	2015	2014
	(dollars in millions)
Net cash provided by (used in):
Operating activities	$(17.7)	$(30.9)
Investing activities	(22.3)	1.1
Financing activities	38.3	51.6
Net (decrease) increase in cash	$(1.7)	$21.8

Net Cash Used in Operating Activities

Net cash used in operating activities of approximately $17.7 million during the nine months ended September 30, 2015 was primarily due to our net loss of $18.6 million and a $0.6 million decrease in accounts payable and accrued expenses, an increase in prepaid expenses of $0.4 million, partially offset by stock-based compensation expense of $1.5 million, amortization of investments and debt discount of $0.4 million.

Net cash used in operating activities of approximately $30.9 million during the nine months ended September 30, 2014 was due primarily to our net loss of $49.5 million, partially offset by stock-based compensation expense of $15.7 million, non-cash interest expense of $2.0 million and a $1.4 million increase in accounts payable and accrued expenses. The net loss included a $22.0 million license fee paid to Janssen pursuant to our co-development agreement for MIN-202.

Net Cash (Used in) Provided by Investing Activities

Net cash used in investing activities of approximately $22.3 million during the nine months ended September 30, 2015 was primarily due to the purchase of marketable securities of $23.3 million, partially offset by the redemption of marketable securities of $0.9 million.

Net cash provided by investing activities in the nine months ended September 30, 2014 primarily consisted of $1.2 million of cash acquired in February 2014 in conjunction with the Mind-NRG Acquisition.

Net Cash Provided by Financing Activities

Net cash provided by financing activities of $38.3 million during the nine months ended September 30, 2015 was primarily due to proceeds from the January 2015 Term Loans of $10.0 million and net proceeds from our March 2015 private placement.

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

Critical Accounting Policies and Estimates

In our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, our most critical accounting policies and estimates upon which our financial status depends were identified as those relating to stock-based compensation; net operating losses and tax credit carryforwards; and impairment of long-lived assets. We reviewed our policies and determined that those policies remain our most critical accounting policies for the nine months ended September 30, 2015.

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

Interest rate exposure

As of September 30, 2015, we had $22.1 million of marketable debt securities, which consisted primarily of corporate bonds, with fixed interest rates. These securities have a weighted-average remaining maturity of 7 months. Due to the overall short-term remaining maturities of our marketable debt securities, our interest rate exposure is not significant.  Our Term A loans have fixed interest rates and therefore are not subject to interest rate sensitivity.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2015. Based on the evaluation of our disclosure controls and procedures as of September 30, 2015, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

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

We are not profitable and have incurred losses in each period since our inception in 2007. For the nine months ended September 30, 2015 and 2014, we reported net losses of $18.6 million and $49.5 million, respectively. As of September 30, 2015, we had an accumulated deficit of $93.4 million.

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

As of September 30, 2015, we had cash, cash equivalents and marketable securities (current and non-current) of $38.9 million. We believe that our existing cash and cash equivalents, together with amounts drawn or available under our credit facility with Oxford Finance LLC and Silicon Valley Bank and the net proceeds from our private placement of common stock and warrants to purchase common stock, which was completed in March 2015, will fund our projected operating requirements into the fourth quarter of 2016. In particular, we expect these funds will allow us to complete our Phase IIb trial for MIN-101, our Phase IIa trial for MIN-117, our portion of the funding for the Phase IIa trial in primary insomnia for MIN-202 with Janssen, our portion of the funding for the Phase Ib trial in comorbid insomnia for MIN-202 with Janssen and additional pre-clinical development for MIN-301. However, circumstances may cause us to consume capital more rapidly than we currently anticipate. In any event, we will require significant additional capital to fund future clinical trials of our product candidates, and to obtain regulatory approval for, and to commercialize, our product candidates.

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

As of September 30, 2015, we had nine full-time employees. As our development and commercialization plans and strategies develop, we expect to need additional managerial, operational, sales, marketing, financial and other resources. Future growth would impose significant added responsibilities on members of management, including:

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

Prior to November 2013, we operated without full time employees, relying on the services of consultants, including representatives of our former affiliate, Care Capital LLC, to provide certain accounting and finance functions. We have since hired personnel and continue to develop our disclosure control procedures; however, if we are unsuccessful in building an appropriate infrastructure, or unable to develop procedures and controls to ensure timely and accurate reporting, we may be unable to meet our disclosure requirements under the Exchange Act, which could adversely affect the market price of our common stock and impair our access to the capital markets.

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

*We depend on our collaborations with Mitsubishi Tanabe Pharma Corporation, or MTPC, and Janssen Pharmaceutica NV and could be seriously harmed if our license agreements with MTPC and Janssen were terminated.

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

On March 18, 2015, we issued and sold 6,281,661 shares of our common stock and warrants to purchase an additional 6,281,661 in connection with a private placement.  We agreed to register for resale with the SEC such shares of common stock and shares of common stock issuable upon exercise of the warrants. To satisfy this obligation, we filed with the SEC a registration statement on Form S-1 (File No. 333-203737) to satisfy this obligation, which was declared effective by the SEC on May 11, 2015. We filed a post-effective amendment to the Form S-1 to convert the filing to a Form S-3 on July 2, 2015. Upon the effectiveness of the registration statement, an aggregate of 12,563,322 shares of common stock issued and issuable upon exercise of warrants may be freely sold in the open market. The sale of a significant amount of these shares of common stock in the open market, or the perception that these sales may occur, could cause the market price of our common stock to decline or become highly volatile.

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

10.1

First Amendment to Loan and Security Agreement, dated as of August 27, 2015, by and among Oxford Finance LLC, Silicon Valley Bank and the Registrant (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K as filed with the SEC on August 28, 2015)

001-36517

10.2†	Employment Agreement between Fred Ahlholm and the Registrant, dated as of May 30, 2014

31.1	Certification of Chief Executive Officer (Principal Executive Officer) pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer (Principal Financial Officer) pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1+	Certification of Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) pursuant to Section 906 of Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

†	Indicates management contract or compensatory plan or arrangement.
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

Date: November 5, 2015