Form 10-K
period 2015-12-31
Minerva Neurosciences, Inc.
filed 2016-03-14
CIK 1598646

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The aggregate value of the Company’s Common Stock held by non-affiliates of the Company was approximately $86,978,157 as of June 30, 2015, the last day of the Company’s most recently completed second fiscal quarter, when the last reported sales price was $5.80 per share.

The number of shares of Registrant’s Common Stock outstanding as of March 9, 2016 was 27,760,657.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement relating to the 2016 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A with the Securities and Exchange Commission are incorporated by reference into Part III of this Report. Such proxy statement will be filed with the Securities and Exchange Commission not later than 120 days following the end of the Registrant’s fiscal year ended December 31, 2015.

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

Overview

We are a clinical-stage biopharmaceutical company focused on the development and commercialization of a portfolio of product candidates to treat patients suffering from central nervous system, or CNS, diseases. Leveraging our scientific insights and clinical experience, we have acquired or in-licensed four development-stage proprietary compounds that we believe have innovative mechanisms of action and therapeutic profiles that can potentially address the unmet needs of patients with these diseases.

Our product portfolio and potential indications include:  MIN-101 for the treatment of schizophrenia; MIN-202 (also known as JNJ-42847922), which we are co-developing with Janssen Pharmaceutica NV, or Janssen, for the treatment of insomnia disorder and adjunctive major depressive disorder, or MDD; MIN-117 for the treatment of MDD; and MIN-301 for the treatment of Parkinson’s disease. We believe our product candidates have significant potential to improve the lives of a large number of affected patients and their families who are currently not well-served by available therapies.  According to Datamonitor, an independent market research firm, in 2015 approximately 3.2  million people suffered from schizophrenia, 30 million suffered from MDD and 2.0 million suffered from Parkinson’s disease in the United States, Japan and the five major European Union markets of France, Germany, Italy, Spain and the United Kingdom.  Insomnia is believed to affect approximately 30 to 35 percent of the global population as estimated by American Academy of Sleep Medicine.

Our management team has extensive experience in the pharmaceutical industry, in particular with respect to CNS products. Dr. Remy Luthringer, our President and Chief Executive Officer, has participated in numerous clinical trials in the CNS area, including trials for many products approved by the U.S. Food and Drug Administration, or the FDA. Our Executive Vice President, Chief Financial Officer and Chief Business Officer, Geoffrey Race, has worked in the biotechnology industry since 1997 and has served as a chief executive officer or chief financial officer in seven early stage development companies, including Funxional Therapeutics Ltd and PanGenetics BV.

Our Strategy

Our strategy is to develop and commercialize first-in-class products that address critical unmet medical needs in the CNS therapeutic area. We are pursuing this strategy based on the following principles: selection of products with novel mechanisms of action; attention to patient safety and compliance; scientific rigor applied to patient selection and clinical trial conduct; incorporation of patient and caregiver insights to drive clinical advancements; and integrity. Minerva management, as well as the clinical research organizations conducting our trials, have significant experience with study centers and investigators in the countries in which we are conducting our proof-of-principle trials.  As a result, we have access to well characterized and validated patient populations and to highly trained physicians with experience in conducting CNS-related trials.   With the experience and knowledge base of our clinicians and physicians, we are striving to generate substantive data from these randomized, double blind, placebo-controlled trials that support the clinical advancement of these products in defined patient populations and in multiple regulatory jurisdictions.  In summary, key elements of our strategy are:

•	Identify, acquire and develop differentiated products based on biological and clinical insights related to the unmet needs of patients;
•

Conduct proof-of-principle trials in geographic areas with well characterized and validated patient populations where we have access to highly trained physicians with experience in conducting CNS-related trials;

•	Leverage the randomized, double-blind, placebo-controlled data from these trials to advance the clinical development of our product candidates in multiple regulatory jurisdictions;
•

Selectively explore collaborations with leading pharmaceutical companies to maximize the value of our current product candidate portfolio, particularly in connection with the initiation of pivotal Phase III clinical trials and subsequent regulatory review, approval and commercialization;

•

Apply our management team’s expertise and current intellectual property portfolio to identify and explore additional indications relating to our current portfolio of compounds and to acquire additional product candidates.

Our History

In November 2013, Cyrenaic Pharmaceuticals, Inc., or Cyrenaic, and Sonkei Pharmaceuticals, Inc., or Sonkei, merged, and the combined company was renamed Minerva Neurosciences, Inc. Cyrenaic had been incorporated in 2007 and had exclusively licensed MIN-101 from Mitsubishi Tanabe Pharma Corporation, or MTPC. Sonkei had been incorporated in 2008 and had exclusively licensed MIN-117 from MTPC. We executed the merger as we saw an opportunity to better serve an underserved patient population through combining a portfolio of promising product candidates targeting CNS diseases. As a result of the merger, we have the rights to develop and commercialize MIN-101 and MIN-117 globally, excluding most of Asia.

We further expanded our product candidate portfolio in February 2014 by acquiring the shares of Mind-NRG SA, or Mind-NRG, which had exclusive rights to develop and commercialize MIN-301. In addition, in February 2014 we entered into a co-development and license agreement with Janssen, one of the Janssen Pharmaceutical Companies of Johnson & Johnson. Pursuant to this agreement we are co-developing MIN-202 and have the right to commercialize this compound in the European Union, Switzerland, Liechtenstein, Iceland and Norway, or the Minerva Territory, subject to royalty payments to Janssen, with Janssen having commercialization rights outside of the Minerva Territory, subject to royalty payments to us.  Effective January 28, 2016 Mind-NRG converted under Swiss law from an S.A. (public limited liability company) to an S.A.R.L. (company with limited liability).

Our Pipeline

MIN-101

Introduction

MIN-101 is a compound that has been shown to block serotonin receptors and sigma receptors, two receptors in the brain that are involved in the regulation of mood, cognition, sleep and anxiety. We are developing MIN-101 to treat patients with schizophrenia. MIN-101 is meant to block a specific subtype of serotonin receptor called 5-HT2A. When 5-HT2A is blocked, certain symptoms of schizophrenia, such as hallucinations, delusions, agitation and thought and movement disorders, as well as the side effects associated with antipsychotic treatments, can be minimized. Additionally, blocking 5-HT2A promotes slow wave sleep, a sleep stage often disrupted in patients with schizophrenia. MIN-101 is also meant to block a specific subtype of sigma receptor called sigma2, which is involved in movement control, psychotic symptom control and learning and memory. Blocking sigma2 also modulates other neurotransmitters in the brain, in particular dopamine, which is important as individuals with schizophrenia often have elevated levels of dopamine in their brains. Blocking sigma2 also increases calcium levels in neurons in the brain, which can improve memory.  Recent literature has also indicated that a sub-type of progesterone protein complex might also be a putative binding site for sigma2 receptors and might explain the effects on cognition of MIN-101.

We believe the scientifically supported and innovative mechanisms of action of MIN-101 may potentially address the unmet needs of this patient population. We plan to initially seek approval of MIN-101 as a first line monotherapy, and we also plan to study its use as an adjunctive therapy. We believe that MIN-101, if approved, could treat the majority of patients diagnosed with schizophrenia. We have recently completed the development of a once-a-day tablet delivery of MIN-101, which is more convenient for patients than the twice-a-day formulation, which was used in previous trials.

We have exclusively licensed MIN-101 and a number of back-up compounds from MTPC. MTPC has retained commercialization rights to MIN-101 in most of Asia.

Clinical Development

Phase IIb Trial

We completed enrollment of a total of 244 patients in a Phase IIb clinical trial of MIN-101 in Europe in December 2015. The trial is being conducted in stable subjects with schizophrenia suffering from predominantly negative symptoms. We are evaluating two doses of MIN-101 (32mg daily and 64mg daily) versus placebo, in a double-blind design in 244 subjects over a core 12-week treatment period. The primary efficacy endpoint in this trial is to evaluate the changes from baseline of negative symptoms after three months of drug administration, as measured from the baseline in the Positive and Negative Symptom Scale, or PANSS.

We are also investigating the effects of MIN-101 on positive symptoms and overall symptoms of schizophrenia measured by PANSS and the Clinical Global Impression rating scales, as well as its effects on sleep, cognition, anxiety and mood, and clinical and biological safety, pharmacokinetics and drug plasma levels. Cognitive function, sleep, and improvement in function are also being evaluated.  The dose formulation employed in this trial is the once-daily dose tested in the Phase I single-center, open-label trial described below.  We anticipate top line results from the core 12-week treatment evaluation period of the Phase IIb study in the second quarter of 2016.

Patients improving their symptomatology during the first 12 weeks of this study are being provided the opportunity to enter into an extension phase of six months, which will provide additional long term safety and efficacy data. While we are initially pursuing a first line monotherapy indication for MIN-101, we also plan to study MIN-101 as an adjunctive therapy. During contemplated advanced-stage trials for MIN-101, we may also explore co-administration with atypical antipsychotics. We plan to conduct additional DDI (drug-drug interaction) studies, CMC (chemistry, manufacturing and controls) scale up work and carcinogenicity studies.

We have implemented an independent Scientific Advisory Board (SAB) to monitor safety and efficacy data generated in ongoing and future clinical trials with MIN-101, as well as historical data from completed trials with this compound. The SAB’s evaluation of MIN-101 data is intended to identify any clinically relevant trends observed in these trials and to provide us with recommendations based on their observations of data. Members of the SAB were appointed based on their respective recognized expertise in the fields of psychiatry, cardiology and biostatistics. Our appointment of the SAB is based on our recognition that increased monitoring of clinical data should accompany long-term patient exposure to the drug, beginning with those patients participating in the six-month extension stage of the Phase IIb trial.  The SAB may request unblinded data and make recommendations regarding clinical trial conduct, which we will consider in our decisions regarding any modifications in clinical trials.

We believe there may be an opportunity in future trials to explore the use of MIN-101 in neuropsychiatric diseases outside of schizophrenia, such as severe mood or neurodegenerative disorders. Our Investigational New Drug (IND) application for MIN-101 has become effective, which enables us to initiate clinical trials with this compound in the U.S.  We plan to meet with the FDA and the European Medicines Agency (EMA) regarding late-stage clinical development of MIN-101 that builds upon the results of our Phase II trials.  Input from the FDA and EMA will be essential in determining the scope and design of any advanced clinical stage program.  Such a program may include both independently conducted and partnered trials, as well as accelerated or breakthrough routes to registration depending on the nature of the data from our ongoing Phase II trials.  We plan to communicate details about our next steps in the development of MIN-101 after data from the Phase II trials become available and after subsequent discussions with regulatory authorities.

Phase IIa Trial

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

The primary endpoint of the study was the efficacy of MIN-101 versus placebo, as measured by PANSS total and sub-scores after one month of treatment. The PANSS is used to measure psychopathology in patients suffering from schizophrenia and can be split into either three factors (positive, negative and general psychopathology) or in five factors (positive, negative, activation, dysphoric mood and autistic thoughts).  Secondary and exploratory endpoints included the efficacy of MIN-101 versus placebo through the PANSS total and sub scores after three months of treatment, as well as cognition, mood, anxiety and sleep using various psychological scales at various treatment time points.

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

Subjects participating in this clinical trial receiving MIN-101 or placebo experienced adverse events, including, but not limited to gastrointestinal, nervous system, psychiatric, and cardiac events, with two subjects with increased heart rate and one subject with decreased heart rate that were deemed to be possibly related to MIN-101 by investigators. Generally, with the exception of cardiac events, which occurred in the MIN-101 subjects alone, similar adverse events were seen in the placebo group tested in this study, although at different rates. The safety results of the Phase IIa study supported Phase I results observed in healthy volunteers, and we will assess additional safety data generated in future clinical trials that explore the intended therapeutic dose and dosing schedule, including the ongoing Phase IIb trial.

MIN-117

Introduction

MIN-117 is a compound we are developing to treat patients suffering from MDD, the most prominent subtype of depression.  Patients suffering from MDD experience feelings of sadness, loss, anger or frustration that interfere with their ability to carry out and enjoy once-pleasurable activities. While suicide is the leading cause of death in those with MDD, other factors, such as changes in immune function and susceptibility to disease, can also lead to early mortality.

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

Based upon clinical and pre-clinical studies completed to date, we believe MIN-117 will demonstrate a safety profile comparable to placebo without many of the typical side effects of current MDD treatments, including cognitive impairment, sexual dysfunction, sleep disorders and weight gain. As part of our license agreement with MTPC, we may develop, sell, and import products related to the MIN-117 compound globally, excluding most of Asia. In the second quarter of 2015, we initiated a Phase IIa clinical trial in Europe. Enrollment in this trial is now complete, and we expect top line results to be available in the second quarter of 2016.

Clinical Development

Phase IIa Trial

In the first quarter of 2016, we completed enrollment of 84 patients with MDD in a Phase IIa, randomized, double-blind, parallel group, placebo and active controlled clinical trial with MIN-117 in Europe, comparing MIN-117 to Paroxetine and placebo over six weeks of treatment.  The primary endpoint of this study is to evaluate the efficacy of MIN-117 given at 0.5 mg and 2.5 mg daily in reducing the symptoms of a major depressive episode as measured by the change from baseline in the Montgomery-Asberg Depression Rating Scale, or MADRS, total score over six weeks of treatment.   Patients with a minimum score of depression of 30 points assessed via MADRS were enrolled. The control molecule is 20mg of Paroxetine, a dose shown in previous trials to improve depressive symptoms in MDD patients suffering from a major depressive episode.

The main secondary endpoints are the efficacy of MIN-117 versus placebo in onset of antidepressant response as measured by the change from Baseline in MADRS total score over 2 weeks of treatment. In addition, we will evaluate global change from baseline versus placebo in severity of illness and improvement using the Clinical Global Impression of Severity Scale and Clinical Global Impression of Improvement Scale, or CGI‑S and CGI-I, over 6 weeks of treatment.  Additional secondary endpoints include the evaluation of MIN-117 versus placebo and paroxetine on sexual functioning, cognition and objective and subjective sleep measures. Safety, tolerability and plasma levels will also be evaluated.

We expect to announce top line data from the Phase IIa trial with MIN-117 in the second quarter of 2016. The efficacy and safety data from the Phase IIa trial will guide our discussions with regulatory authorities regarding the nature of potential future clinical development of this compound. We plan to communicate details about our the next steps in the development of MIN-117 after Phase IIa data become available and pending future discussions with regulatory authorities.

MIN-202

Introduction

MIN-202 is an innovative selective orexin 2 receptor antagonist we are co-developing with Janssen for the treatment of insomnia. Insomnia is the repeated difficulty with sleep initiation, maintenance or quality that occurs despite adequate time and opportunity for sleep, resulting in daytime impairment. Insomnia can be the primary condition for patients or a secondary symptom of, and contributor to, another medical or psychiatric condition, such as MDD or schizophrenia. We intend to evaluate MIN-202 as a treatment in primary insomnia, as well as in comorbid insomnia as an adjunctive therapy with an antidepressant for the treatment of mood disorders. According to the American Academy of Sleep Medicine, approximately 30 percent of adults have symptoms of insomnia. Additionally, the National Sleep Foundation estimates that nearly 70 percent of individuals with insomnia experience symptoms for one year, and half still have insomnia for as long as three years.

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

We are co-developing MIN-202 with Janssen and own the exclusive rights to develop and commercialize the compound in the Minerva Territory subject to royalty payments to Janssen and have the right to receive royalties on any sales outside the Minerva Territory. Janssen completed a Phase I single ascending dose study of MIN-202 in 2011 that suggested a relationship which supports a rapid induction and promotion of sleepiness.

Clinical Development

Phase IIa Trial

In January 2016 we announced top line results from a Phase IIa trial with MIN-202 in insomnia disorder.  Patients treated with MIN-202 in this trial were observed to have statistically significant improvements in key sleep parameters, compared to patients treated with placebo.  These parameters include sleep efficiency (SE) as measured by objective polysomnography, the primary endpoint of the trial, for which a positive efficacy signal was detected for 40 milligrams MIN-202 versus placebo (p<0.001).  Additional significant positive efficacy signals were observed for key secondary parameters in this trial, including latency to persistent sleep (LPS), wake after sleep onset (WASO), and total sleep time (TST).  Compared to placebo, MIN-202 was observed to significantly improve polysomnography parameters (p<0.001) on Days 1 and 5. On Day 5, LPS and WASO were reduced by 23.2 and 11 minutes and TST and SE increased by 39 minutes and 8.12 percent, respectively. Subjectively estimated TST, LPS, and WASO also improved versus PLA by 43.1, -38.8, and -14.8 minutes, respectively. No serious adverse events were observed in this trial, and preliminary data indicate that MIN-202 was well tolerated by patients. The most common treatment-emergent adverse events associated with exposure to MIN-202 during the double-blind phase of the study were somnolence and abnormal dreams.

The Phase IIa trial was a randomized, two way, cross-over, placebo-controlled double-blind study to evaluate the effect of MIN-202 on sleep and daytime functioning in 28 patients with insomnia disorder without psychiatric co-morbidity. Patients were given MIN-202 or placebo in a cross-over design for treatment periods of five days, separated by a washout period. The trial was conducted at clinical sites in the U.S. and Europe. Complete results, including subjective evaluations and their correlation with objective PSG measures, are planned for peer-reviewed presentation in the future.

Phase I Trials

On March 11, 2016, we announced favorable top line results from the Phase Ib clinical trial in MDD with MIN-202.  MIN-202 was observed to be well tolerated by study participants over a one-month treatment duration, with no serious adverse events. Consistently greater improvements in depressive symptomatology were observed in patients randomized to receive MIN-202 compared to those randomized to receive placebo (PLA) or diphenhydramine (DPH), as measured by clinician administered rating scales, including the Hamilton Depression Rating Scale (HDRS17). Core symptoms of depression (as measured by the HAM-D6) were observed to be significantly improved in the MIN-202 arm when compared with PLA.

The Phase 1b trial was a randomized, multi-center, double-blind, parallel group, diphenhydramine- and placebo-controlled study to evaluate the effect of MIN-202 in MDD outpatients 18-65 years of age.  Forty-eight participants were enrolled in three groups that received doses of 20 milligrams (mg) of MIN-202 daily, 25 mg of diphenhydramine daily (used as a positive control to induce sedation, due to its H1 anti-histaminergic activity, with no/limited expected antidepressant efficacy at the selected dose level) or placebo over four weeks.  Patients were either anti-depressant naïve or treated with a maximum of two concurrent antidepressants.  The primary endpoint was safety and tolerability, and secondary endpoints included assessments of depressive symptomatology, cognition and sleep. The trial was conducted at seven clinical sites in Europe.

In February 2016, we announced top line data from a Phase I clinical trial with MIN-202 conducted in Japan. It was observed that single dose morning administration of MIN-202 was well tolerated at all three dose levels tested, 5 milligrams (mg), 20 mg and 40 mg.  The observed plasma pharmacokinetic features were comparable to those observed in previous trials carried out in healthy non-Asian study participants.  No clinically relevant safety concerns were observed based on the assessment of multiple safety endpoints.  Somnolence was the most frequently reported adverse event at the two higher doses, an expected finding as this compound is being developed as a treatment for patients suffering from insomnia disorder and as adjunctive treatment to concomitant antidepressant drug therapy in MDD.  This trial was a single center, double blind, placebo-controlled randomized single ascending dose study to investigate the safety, tolerability and pharmacokinetics of MIN-202 in 24 healthy Japanese adult male study participants.

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

Parkinson’s disease is a progressive and incurable disease that leads to disability and lower quality of life. According to Datamonitor, there were more than 700,000 cases in the United States, Japan and the five key European markets in 2015, and Parkinson’s disease was identified as the 14th leading cause of death by the Centers for Disease Control and Prevention in 2013. Current treatments for Parkinson’s disease improve the symptoms of patients, but none have been proven to delay the onset of the disease, slow or prevent the progression of the disease or reverse its effects. Due to MIN-301’s novel mechanism of action that targets neurological deficits, we believe MIN-301 has the potential to address these unmet needs of patients and, if approved, may be used as an early-stage monotherapy as well as a complementary therapy to existing treatments.

In January 2015 we announced results from a non-human primate study showing that treatment with an analog of MIN-301 resulted in improvements in a range of symptoms associated with a Parkinson’s disease model in primates. The results confirmed the beneficial effects of MIN-301 in non-primate preclinical models.

The mechanism of action of MIN-301 is still under further investigation, but we believe our protein has important characteristics, such as effects on oxidative stress reversal, effects on cell metabolism particularly adenosine triphosphate, or ATP, and effects on GABA and glutamate. Taken together, we believe the effects described above could protect dopaminergic neurons, which is a key element in the cause of Parkinson’s disease, and possibly on other sub-types of neurons and other brain cells such as glial cells. This indicates that MIN-301 may have a novel neuro-protecting and neuro-restorative profile. In view of this MIN-301 mechanism of action and based on a number of other studies performed by other research labs on neuregulin, we believe several other indications of the molecule may be pursued, such as for Alzheimer’s disease and other neuro-degenerative disorders, such as multiple sclerosis, and for other psychological disorders, such as schizophrenia, stroke and traumatic brain injury.

Our next steps for the development for MIN-301 include continuing to conduct preclinical studies in preparation for an Investigational New Drug, or IND, or Investigational Medicinal Product Dossier, or IMPD filing, with a Phase I study expected to commence thereafter.

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

In January 2014, we renegotiated the structure of the license for MIN-117 such that we are required to make certain milestone payments upon the achievement of certain commercial milestones up to $47.5 million. In addition, in the event that we sell the rights to the license, MTPC will be entitled to a percentage of milestone payments in the low teens and a percentage of royalties received by us in the low double digits. This license agreement has a term of the later of 10 years from the launch of the product in each country in our territory, or the expiration of our obligation to pay royalties, upon which we will have a fully paid-up, non-exclusive, perpetual, irrevocable license. Our obligation to pay royalties continues, on a country-by-country basis, until the expiration of the last-to-expire patent that covers MIN-117 in each country in our territory. In April 2015, the Company amended the diligence milestone obligation under the license agreement for MIN-117 to extend the deadline from April 30, 2015 to June 30, 2015 to begin enrollment in a Phase IIa or Phase IIb study with MIN-117 in patients suffering major mood disorders. As consideration for the two-month extension, the Company paid MTPC, and recorded an expense for, $80,000 in May 2015. The Company met the enrollment milestone obligation in June 2015.

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

Competition

MIN-101: Competition in the Pharmaceutical Market for the Treatment of Schizophrenia

Current drug therapies for the treatment of schizophrenia mainly target the positive symptoms of the disease. When patients present positive symptoms and require treatment, they are typically given either conventional “first-generation” antipsychotic medication, such as GlaxoSmithKline’s Thorazine Sanofi-Aventis’ Largactil (chlorpromazine) and Johnson & Johnson’s Haldol (haloperidol), or second-generation “atypical antipsychotics,” such as Novartis’ Clozaril (clozapine), Johnson & Johnson’s Risperdal (risperidone), AstraZeneca’s Seroquel (quetiapine), Eli Lilly’s Zyprexa (olanzapine) and Bristol-Myers Squibb’s Abilify (aripiprazole).

Both types of existing therapies have limited ability to improve negative symptoms, cognitive symptoms and insomnia. In addition, existing therapies have extensive side effects such as weight gain, metabolic syndrome, sedation, nausea, movement disorders, restlessness, insomnia, impairment of cognitive skills, and prolactin increase. Since schizophrenia has a wide range of symptoms, multiple therapeutics are often prescribed in an attempt to address all aspects of the disease, compounding these side effects.

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

MIN-117: Competition in the Pharmaceutical Market for the Treatment of MDD

The pharmaceutical market for the treatment of MDD is largely comprised of selective serotonin reuptake inhibitors (SSRIs), serotonin and norepinephrine reuptake inhibitors (SNRIs) and atypical antipsychotics. By the time of MIN-117’s estimated launch, if approved by the FDA, a number of these high-selling antidepressants will be generic, and would be key competitors to MIN-117. These products include Forest’s Lexapro/Cipralex (escitalopram), Pfizer’s Zoloft (sertraline), GlaxoSmithKline’s Paxil/Seroxat (paroxetine), Eli Lilly’s Prozac (fluoxetine), Forest’s Viibryd (vilazodone), Pfizer’s Effexor (venlafaxine), Pfizer’s Pristiq (desvenlafaxine), Eli Lilly’s Cymbalta (duloxetine), AstraZeneca’s Seroquel (quetiapine) and Bristol-Myers Squibb’s Abilify (aripiprazole).

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

Unlike existing therapies, MIN-202, if approved, is expected to inhibit wakefulness-promoting neurotransmitters, rather than activating sleep-promoting neurotransmitters. In August 2014, Merck & Co.’s dual orexin receptor antagonist, suvorexant, was approved by the FDA and is currently marketed under the name Belsomra®. We believe that Belsomra may be the only new insomnia pharmaceutical product to launch significantly in advance of MIN-202’s launch. If approved, we believe MIN-202, which is a single orexin receptor antagonist that targets orexin 2 pathways only and has a different pharmacokinetic profile from Belsomra, will have equal or superior efficacy, less residual sedation and impaired daytime functioning, and superior preservation of appropriate levels of REM as compared to Belsomra.

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

MIN-101 (Formerly Developed by Cyrenaic Pharmaceuticals)

Our Owned Patent Applications Directed to MIN-101

We own several patent applications that claim methods of use of MIN-101 to treat schizophrenia, treat or diminish symptoms of schizophrenia, treat disorders or parameters of sleep, treat sigma-2 mediated disorders or conditions, and treat symptoms of sigma-2 mediated disorders or conditions.  Applications are pending in the United States and Brazil, Canada, China, Europe, Hong Kong, Indonesia, Japan, Korea, Russia and Taiwan.  We have received a notice of intent to grant in both the Russian and Taiwanese applications

If granted, the patent terms of these applications expire no earlier than July 20, 2031.

We also filed applications directed to formulations and polymorphs of MIN-101.  Applications are pending in the United States, Taiwan and the PCT.

If granted, the patent terms of these applications expire no earlier than November 30, 2035.

MIN-101 Patents and Applications Licensed to Us

Our MIN-101 patent portfolio further consists of exclusive licensed patent rights, including U.S. Patent No. 7,166,617   directed to MIN-101 compositions of matter. We also license patents directed to MIN-101 composition and methods of treating central nervous system diseases in Europe, Australia, Canada, Israel, New Zealand, and Russia.  The EP ‘512 patent is validated in the following EU states: Austria, Belgium, The Republic of Cyprus, Denmark, Finland, France, Germany, Greece, Ireland, Italy, Latvia, Lithuania, Luxembourg, Macedonia, Monaco, The Netherlands, Portugal, Romania, Slovenia, Spain, Sweden, Switzerland, Turkey, and The United Kingdom.

The foreign patents expire no earlier than February 26, 2021.  The US ‘617 patent expires no earlier than May 17, 2021. Patent term extensions of up to five years may be available in the United States.

As part of the license agreement, Minerva may also make, sell, and import products related to the MIN-101 compound in the rest of the world except in MTPC territories. which include the  Asia-Pacific region and specifically consists of the countries of Bangladesh, Brunei, India, Indonesia, Japan, Malaysia, Pakistan, the People’s Republic of China (including Hong Kong), the Philippines, Singapore, South Korea, Sri Lanka, Taiwan, Thailand, and Vietnam.

Ongoing development and clinical trials may lead to additional patent applications directed to MIN-101.

MIN-117 (Formerly Developed by Sonkei Pharmaceuticals)

Our Owned Patent Applications Directed to MIN-117

We own  patent applications filed in the United States Australia, Brazil, , Canada, Chile, China, Colombia, Europe, India, Indonesia, Israel, Japan, South Korea, Sri Lanka, Malaysia, Mexico, New Zealand, Peru, Philippines, Singapore, Russia, Thailand, Vietnam, and South Africa that are directed to  low dose compositions and rapid onset methods of using MIN-117 to treat depression without cognition impairment.

If granted, the patent terms of these applications expire no earlier than January 24, 2034. Patent term extensions of up to five years may be available in the United States.

MIN-117 Patents and Applications Licensed to Us

Our MIN-117 patent portfolio also consists of licensed patent rights. We are the exclusive licensee of patents in the United States, Europe and Canada which claim pharmaceutical compositions and uses of MIN-117 to treat depression.  The European patent is validated in Germany, Spain, France, Italy, the Netherlands, and the United Kingdom.

As part of the license agreement, Minerva has the right to develop, sell, and import products related to MIN-117 in the rest of the world, except in MTPC territories which include the Asia-Pacific region and specifically consists of the countries of Bangladesh, Brunei, India, Indonesia, Japan, Malaysia, Pakistan, the People’s Republic of China (including Hong Kong), Philippines, Singapore, South Korea, Sri Lanka, Taiwan, Thailand, and Vietnam.

The foreign patents expire no earlier than May 22, 2020.  The U.S. ‘320 patent expires no earlier than August 13, 2020.

Ongoing development and clinical trials may lead to additional patent filings directed to MIN-117.

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

If granted, the patent term of this application expires no earlier than October 21, 2030.

MIN-301

Our MIN-301 patent portfolio includes two families of patents and patent applications directed to MIN-301 and its use in the treatment of neurologic and psychiatric diseases. The MIN-301 portfolio was assigned to Mind-NRG by ProteoSys, Inc.

The first family is directed to the medical use of a specific neuregulin isoform as well as compositions comprising said neuregulin isoform and a further medicament.

This patent family includes patents granted in Europe, Australia, Russia and Japan and patent applications pending in the United States, Japan, Brazil, Canada, Mexico and China.  The European patent was validated in Austria, Switzerland, Germany, Denmark, Spain, France, United Kingdom, Greece, Ireland, Italy, Netherlands, Norway, Portugal, Sweden, Belgium and Turkey.

The patent term of the first family will expire no earlier than November 17, 2028. Patent term extensions of up to five years may be available in the United States.

The second family includes applications pending in the United States and the PCT is directed to MIN-301 compositions and an analogue and methods for treating Parkinson’s disease.

If granted, the patent terms are expected to expire no earlier than January 5, 2036.  Patent term extensions of up to five years may be available in the United States.

Ongoing development and clinical trials may lead to additional patent filings. The patent term is 20 years from the earliest effective filing date subject to any disclaimers or extensions. In addition, the term of a patent in the United States can be adjusted and extended due to delays in the patent examination process by the United States Patent and Trademark Office. In the United States, the patent term of a patent that covers an FDA-approved drug that contains an active ingredient or salt or ester of the active ingredient that has not previously been marketed may also be eligible for patent term extension, which permits patent term restoration to account for a portion of the patent term lost during the FDA regulatory review process.

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

Subject to receiving marketing approvals, we expect to commence commercialization activities by building a focused sales and marketing organization, either alone or through collaborations with third parties, in the United States, EU and Latin America to sell our product candidates. We believe that such an organization will be able to target the community of physicians who are the key specialists in treating the patient populations for which our product candidates are being developed.

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

Clinical Trials and Marketing Authorization in the European Union

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

There are four procedures for submitting a Marketing Authorization Application, or MAA, in the EU: (i) the national procedure, (ii) the mutual recognition procedure, or MRP; (iii) the decentralized, or DCP and (iv) the centralized procedure, or CP. The submission strategy for a given product will depend on the nature of the product, the target indication(s), the history of the product, and the marketing plan. The centralized procedure is compulsory for certain medicinal products which are produced by biotechnology processes, advanced therapy medicinal products and orphans. Besides the products falling under the mandatory scope, the centralized procedure is also open for medicinal products that constitute a significant therapeutic, scientific or technical innovation i.e. new active substances or other medicinal products that constitute a significant therapeutic, scientific or technical innovation.

The centralized procedure leads to approval of the product in all 28 EU member states and in Norway, Iceland and Liechtenstein. Submission of one MAA thus leads to one assessment process and one authorization that allows access to the market of the entire EU. The process of the centralized procedure is triggered when the applicant submits an MAA to the EMA. The letter of intent also initiates the assignment of the Rapporteur and Co-Rapporteur, who are the two appointed members of the Committee for Human Medicinal Products, or CHMP, representing two EU member states.

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

The Pediatric Regulation provides that an application for a new marketing authorization must include the results of all trials performed and details of all information collected in compliance with an agreed pediatric investigation plan, or PIP, unless a specific exemption is granted on the basis that pediatric use is not relevant - also the requirement can be deferred by agreement.

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

U.S. FDA Approval Process

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

Clinical trials to support NDAs for marketing approval are typically conducted in three sequential phases, but the phases may overlap. In Phase I, the initial introduction of the drug into healthy human subjects or subjects with the target disease or condition, the drug is tested to assess safety, metabolism, pharmacokinetics, pharmacological actions, side effects associated with increasing doses and, if possible, early evidence of effectiveness. Phase II usually involves trials in a limited subject population with the target disease or condition to evaluate the effectiveness of the drug for a particular indication or indications, dosage tolerance and optimum dosage, and identify possible adverse effects and safety risks. If a compound demonstrates evidence of effectiveness and an acceptable safety profile in Phase II evaluations, generally two adequate and well-controlled Phase III trials are undertaken to obtain additional information about clinical efficacy and safety in a larger number of subjects, typically at geographically dispersed clinical trial sites, to establish the overall benefit-risk relationship of the drug and to provide adequate information for the labeling of the drug. In some cases, the FDA may condition approval on the sponsor’s agreement to conduct additional clinical trials to further assess the drug’s safety and effectiveness after approval. Such post-approval trials are typically referred to as Phase IV trials. Progress reports detailing the results of the clinical trials must be submitted at least annually to the FDA and more frequently if serious adverse events occur. Information about certain clinical trials, including a description of the study and study results must also be submitted within specific timeframes to the National Institutes of Health, or NIH, for public dissemination on their clinicaltrials.gov website.

The manufacture of investigational drugs for the conduct of human clinical trials is subject to the Current Good Manufacturing Practices, or cGMPs. Investigational drugs and active pharmaceutical ingredients, imported into the United States are also subject to regulation by FDA relating to their labeling and distribution. Further, the export of investigational drug products outside of the United States is subject to regulatory requirements of the receiving country as well as United States export requirements.

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

After completion of the required clinical testing, an NDA is prepared and submitted to the FDA. FDA approval of the NDA is required before marketing of the product may begin in the United States. The NDA must include the results of all pre-clinical, clinical and other testing and a compilation of data relating to the product’s pharmacology, chemistry, manufacture and controls, and proposed labeling, among other things. Under federal law, the submission of most marketing applications is subject to a substantial application user fee, and the manufacturer and/or sponsor under an approved application are also subject to annual product and establishment fees.

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

Additionally, the FDA will inspect the facility or the facilities at which the drug is manufactured. The FDA will not approve the product unless the facility, and all of its subcontractors and contract manufacturers, demonstrate compliance with cGMPs, and provide adequate assurance that they can consistently produce the product within required specifications, and the NDA contains data that provides substantial evidence that the drug is safe and effective for the indication sought in the proposed labeling. Additionally, the FDA will typically inspect one or more clinical trial sites to assure compliance with GCPs before approving a marketing application. After the FDA evaluates the marketing application and the manufacturing facilities, it may issue an approval letter, or a complete response letter. A complete response letter generally outlines the deficiencies in the submission and may require substantial additional testing or information in order for the FDA to reconsider the application. Even with submission of this additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval. If and when those deficiencies have been addressed to the FDA’s satisfaction in a resubmission of the NDA, the FDA may issue an approval letter.

An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications. As a condition of NDA approval, the FDA may require substantial post-approval testing and surveillance to monitor the drug’s safety or efficacy and may impose other conditions, including labeling restrictions, limitations on the approved indications, contraindications, warnings or precautions, such as black boxed warnings, distribution restrictions or other risk-management mechanisms under a REMS which can materially affect the potential market and profitability of the drug. The FDA may prevent or limit further marketing of a product based on the results of post-marketing trials or surveillance programs. Further, if there are any modifications to the drug, including changes in indications, labeling, manufacturing processes or facilities, or new safety issues arise, a new or supplemental NDA or a post-implementation notification or other report may be required or requested depending on the change, which may require additional data or additional pre-clinical studies and clinical trials. Once granted, product approvals may be withdrawn if compliance with regulatory standards is not maintained or problems are identified following initial marketing.

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

In addition, drug manufacturers and other entities involved in the manufacture and distribution of approved drugs are subject to periodic announced and unannounced inspections by the FDA and these state agencies for compliance with cGMP and other regulatory requirements. Changes to the manufacturing process are strictly regulated and may require prior FDA approval or notification before being implemented. FDA regulations also require investigation and correction of any deviations from cGMP and impose reporting and documentation requirements upon the sponsor and any third-party manufacturers that the sponsor may decide to use.

Once an approval is granted, the FDA may withdraw the approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market.

Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in mandatory revisions to the approved labeling to add new safety information; imposition of post-market trials or clinical trials to assess new safety risks; or imposition of distribution or other restrictions under a REMS program. Other potential consequences include, among other things:

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

Federal and State Fraud and Abuse, Data Privacy and Security and Transparency Laws

In addition to FDA restrictions on marketing and promotion of pharmaceutical products, other federal and state healthcare laws restrict business practices in the biopharmaceutical industry. These laws include, without limitation, state and federal anti-kickback and false claims laws, data privacy and security laws, as well as transparency laws regarding payments or other items of value provided to healthcare providers. Applicable state anti-kickback and false claims laws may be broader in scope than federal law and may apply regardless of payor, in addition to items and services reimbursed under Medicaid and other state programs.

We may also be subject to state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.  In addition, we may be subject to reporting requirements under state transparency laws, as well as state laws that require pharmaceutical companies to comply with the industry’s voluntary compliance guidelines and the applicable compliance guidance promulgated by the federal government that otherwise restricts certain payments that may be made to healthcare providers and entities.

If our operations are found to be in violation of any of the health regulatory laws described above or any other laws that apply to us, we may be subject to penalties, including potentially significant criminal and civil and/or administrative penalties, damages, fines, disgorgement, imprisonment, exclusion from participation in government healthcare programs, contractual damages, reputational harm, administrative burdens, diminished profits and future earnings, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations. To the extent that any of our products are sold in a foreign country, we may be subject to similar foreign laws.

Coverage and Reimbursement

The commercial success of our product candidates and our ability to commercialize any approved product candidates successfully will depend in part on the extent to which governmental authorities, private health insurers and other third-party payors provide coverage for and establish adequate reimbursement levels for our product candidates, once approved.

Government health administration authorities, private health insurers and other third-party payors generally decide which drugs they will pay for and establish reimbursement levels for healthcare. In particular, in the United States, private health insurers and other third-party payors often provide reimbursement for products and services based on the level at which the government (through the Medicare or Medicaid programs) provides reimbursement for such treatments. Sales of our product candidates will therefore depend substantially, both domestically and abroad, on the extent to which the costs of our product candidates will be covered by third-party payors. The market for our product candidates will depend significantly on access to third-party payors’ formularies without prior authorization, step therapy, or other limitations such as approved lists of treatments for which third-party payors provide coverage and reimbursement. Also, third-party payors are developing increasingly sophisticated methods of controlling healthcare costs. Coverage and reimbursement for therapeutic products can differ significantly from payor to payor. A third-party payors’ decision to provide coverage for a medical product or service does not imply that an adequate reimbursement rate will be approved. One third-party payor’s decision to cover a particular medical product or service does not ensure that other payors will also provide coverage for the medical product or service, or will provide coverage at an adequate reimbursement rate. As a result, the coverage determination process will require us to provide scientific and clinical support for the use of our products to each payor separately, with no assurance that adequate coverage and reimbursement will be obtained.

In the United States, the European Union and other potentially significant markets for our product candidates, government authorities and other third-party payors are developing increasingly sophisticated methods of controlling healthcare costs and are increasingly imposing additional requirements and restrictions on coverage.

Further, the increased emphasis on managed healthcare in the United States and on country and regional pricing and reimbursement controls in the European Union will put additional pressure on product pricing, reimbursement and utilization, which may adversely affect our future product sales and results of operations. These pressures can arise from rules and practices of managed care organizations, competition within therapeutic classes, availability of generic equivalents or biosimilars, judicial decisions and governmental laws related to Medicare, Medicaid and healthcare reform, pharmaceutical coverage and reimbursement policies and pricing in general. The cost containment measures that healthcare payors and providers are instituting and the effect of any healthcare reform implemented in the future could significantly reduce our revenues from the sale of any approved product candidates. We cannot provide any assurances that we will be able to obtain and maintain governmental or private third-party coverage or adequate reimbursement for our product candidates in whole or in part. Additionally, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices.  Specifically, there have been several recent U.S. Congressional inquiries and proposed bills designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs.

Healthcare Reform

The United States and some foreign jurisdictions are considering enacting or have enacted a number of additional legislative and regulatory proposals designed to change the healthcare system in ways that could affect our ability to sell our products profitably.

In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives, including the Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, PPACA), which substantially changed healthcare financing and delivery by both governmental and private insurers, and significantly impact the pharmaceutical industry. Among other things, PPACA expanded manufacturers’ rebate liability under the Medicaid Drug Rebate Program. This could increase the amount of Medicaid drug rebates manufacturers are required to pay to states. The legislation also extended Medicaid drug rebates, previously due only on fee-for-service utilization, to Medicaid managed care utilization, and created an alternate rebate formula for new formulations of certain existing products. PPACA also expanded the types of entities eligible for the 340B drug discount program that mandates discounts to certain hospitals, community centers and other qualifying providers. Further, PPACA established the Medicare Part D coverage gap discount program by requiring manufacturers to provide a 50% point-of-sale-discount off the negotiated price of applicable brand drugs to eligible beneficiaries during their coverage gap period as a condition for the manufacturers’ outpatient drugs to be covered under Medicare Part D. Finally, PPACA establishes an annual, nondeductible fee on any entity that manufactures or imports specified branded prescription drugs and biologic agents and expands Medicaid benefits. There have been judicial and Congressional challenges to certain aspects of PPACA, and we expect there will be additional challenges and amendments to PPACA in the future.

In addition, other legislative changes have been proposed and adopted since PPACA was enacted. For example, in August 2011, the President signed into law the Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals in spending reductions. The Joint Select Committee did not achieve a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, triggering the legislation’s automatic reduction to several government programs. This included reductions to Medicare payments to providers of 2% per fiscal year, which went into effect in April 2013, following passage of the Bipartisan Budget Act of 2015, and will stay in effect through 2025 unless additional Congressional action is taken. Additionally, in January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, including hospitals and imaging centers. Further, in January 2016, the Centers for Medicare and Medicaid Services issued a final rule regarding the Medicaid drug rebate program. The final rule, effective April 1, 2016, among other things, revises the manner in which the “average manufacturer price” is to be calculated by manufacturers participating in the program and implements certain amendments to the Medicaid rebate statute created under PPACA.

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

Regulation of Biologics

One of our product candidates, MIN-301, is a peptide, and, as such, will likely be considered to be a biologic by the FDA. Biologics are regulated under the PHSA and FDCA. Because biologics also meet the FDCA’s definition of a drug, many aspects of the FDA’s regulation of biologics are the same as or similar to drugs, though there are some differences. As with drugs, a product sponsor must conduct pre-clinical testing, obtain an IND for the conduct of clinical studies, and conduct clinical trials in accordance with FDA’s requirements to support a marketing application. Following completion of clinical testing, however, the product sponsor usually will be required to submit a BLA to FDA. Rather than demonstrating safety and efficacy, as in the case of an NDA, a BLA must demonstrate that the biologic is safe, pure and potent. Accordingly, different information must be included in the BLA to meet the FDA’s approval standards. Similarly, following product approval, biologics are subject to many of the same regulatory requirements as drugs, including requirements pertaining to record keeping, periodic reporting, distribution, labeling, post-approval trials, REMS, advertising and promotion, reporting of adverse experiences and product shortages, and the manufacture of products in accordance with cGMPs. Unlike drugs, biologics are also subject to lot-release requirements, which require submission of product samples and testing information to the FDA. The products may not be distributed until the lot is released by the FDA. Biologics are further subject to the same fraud and abuse, data privacy, security, and transparency laws as drugs. Generally, brand biologics are covered and reimbursed by government and commercial health plans as single-source drugs.

Employees

As of December 31, 2015, we had 9 full-time employees. In addition, we are or have engaged with a number of consultants and companies, including Pharma Partnering in Research & Strategy SAS, or PPRS, that provide expertise in the key functions involved with the development of our products. None of our employees is subject to a collective bargaining agreement and we consider our relationship with our employees to be good.

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

We are not profitable and have incurred losses in each period since our inception in 2007. For the years ended December 31, 2015, and 2014, we reported net losses of $27.1 million and $56.9 million, respectively. As of December 31, 2015, we had an accumulated deficit of $101.8 million.

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

As of December 31, 2015, we had cash, cash equivalents and marketable securities of $32.2 million. We believe that our cash, cash equivalents and marketable securities as of December 31, 2015, together with the approximately $17.5 million in gross proceeds received from the exercise of warrants subsequent to December 31, 2015 and described elsewhere in this Annual Report, will fund our projected operating requirements into the second quarter of 2017. In particular, we expect these funds will allow us to complete our Phase IIb trial for MIN-101, our Phase IIa trial for MIN-117, our portion of the funding for the Phase IIa trial in primary insomnia for MIN-202 with Janssen, our portion of the funding for the Phase Ib trial in comorbid insomnia for MIN-202 with Janssen and additional pre-clinical development for MIN-301. However, circumstances may cause us to consume capital more rapidly than we currently anticipate. In any event, we will require significant additional capital to fund future clinical trials of our product candidates, and to obtain regulatory approval for, and to commercialize, our product candidates.

Our future funding requirements, both short and long-term, will depend on many factors, including:

•	the initiation, progress, timing, costs and results of pre-clinical studies and clinical trials for our product candidates and future product candidates we may develop;
•

the outcome, timing and cost of seeking and obtaining regulatory approvals from the EMA, FDA, and comparable foreign regulatory authorities, including the potential for such authorities to require that we perform more studies than those that we currently expect;

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

As of December 31, 2015, we had approximately $36.1 million of Federal NOL carryforwards. These Federal NOL carryforwards will begin to expire at various dates beginning in 2027, if not utilized. We plan to use our operating losses to offset any potential future taxable income generated from operations or collaborations. To the extent we generate taxable income, we plan to use our existing NOL carryforwards and future losses to offset income that would otherwise be taxable. However, under the Tax Reform Act of 1986, the amount of benefits from our NOL carryforwards may be impaired or limited if we incur a cumulative ownership change of more than 50%, as interpreted by the U.S. Internal Revenue Service, over a three year period. We have not performed a detailed analysis to determine whether an ownership change occurred upon consummation of the merger between us and Sonkei, upon the acquisition of Mind-NRG or our initial public offering or the concurrent private placements. However, as a result of these transactions, it is likely that an ownership change has occurred. Therefore, it is likely that some or all of our existing NOL carryforwards would be limited by the provisions of Section 382 of the United States Internal Revenue Code of 1986, as amended. Further, state NOL carryforwards may be similarly limited. We had approximately $28.4 million of state net operating carryforwards at December 31, 2015. It is also possible that future changes in ownership, including as a result of subsequent sales of securities by us or our stockholders, could similarly limit our ability to utilize NOL carryforwards. It is possible that all of our existing NOL carryforwards have been or will be disallowed. Any such disallowances may result in greater tax liabilities than we would incur in the absence of such a limitation and any increased liabilities could adversely affect our business, results of operations, financial condition and cash flow.

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

The results of pre-clinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials. Interpretation of results from early, usually smaller, trials that suggest positive trends in some subjects, require caution. Results from later stages of clinical trials enrolling more subjects may fail to show the desired safety and efficacy results or otherwise fail to be consistent with the results of earlier trials of the same product candidate. This may occur for a variety of reasons, including differences in trial design, trial endpoints (or lack of trial endpoints in exploratory studies), subject population, number of subjects, subject selection criteria, trial duration, drug dosage and formulation or due to the lack of statistical power in the earlier trials. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in advanced clinical trials due to lack of efficacy or unacceptable safety profiles, notwithstanding promising results in earlier trials.

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

We rely on CROs and clinical trial sites to ensure the proper and timely conduct of our clinical trials in Europe and, we expect, eventually in the United States and, while we have agreements governing their committed activities, we have limited influence over their actual performance. We may also experience difficulties enrolling subjects for our clinical trials relating to MIN-101 and MIN-117 due to the mental health of the subjects that we will need to enroll, related diagnoses and drop-out rates.

Our clinical trials may fail to demonstrate adequately the safety and efficacy of our product candidates, which could prevent or delay regulatory approval and commercialization, and also increase costs.

Before obtaining regulatory approvals for the commercial sale of our product candidates, we must demonstrate through lengthy, complex and expensive pre-clinical testing and clinical trials that our product candidates are both safe and effective for use in each target indication, and failures can occur at any stage of testing. Clinical trials often fail to demonstrate safety and efficacy of the product candidate studied for the target indication. For instance, our clinical trials of MIN-101 and MIN-117 did not show statistically significant differences favorable to the investigational products between the treatment and comparator groups on all the trials’ primary, secondary and/or exploratory endpoints. While these studies were not powered for statistical significance, regulatory authorities may find that the studies do not support, in combination with other studies, approval of our product candidates for the target indication. In addition, our product candidates may be associated with undesirable side effects or have characteristics that are unexpected, which may result in abandoning their development or regulatory authorities restricting or denying marketing approval. For instance, prior clinical studies indicated that MIN-101 and MIN-117 may cause adverse events, including, but not limited to, dizziness, vital sign changes, central nervous system events, cardiac events, including prolongation of the QT/QTc interval, and gastrointestinal events. Most product candidates that commence clinical trials are never approved by the applicable regulatory authorities.

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
•

the availability of third-party coverage and adequate reimbursement for our products or the willingness of patients to pay out-of-pocket in the absence of coverage and adequate reimbursement by third-party payors;

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

There may be significant delays in obtaining coverage and reimbursement for newly approved drugs, and coverage may be more limited than the purposes for which the drug is approved by the EMA, FDA or comparable foreign regulatory authorities. Moreover, eligibility for coverage and reimbursement does not imply that a drug will be paid for in all cases or at a rate that covers our costs, including research, development, manufacture, sale and distribution. Interim reimbursement levels for new drugs, if applicable, may also not be sufficient to cover our costs and may only be temporary. Reimbursement rates may vary according to the use of the drug and the clinical setting in which it is used, may be based on reimbursement levels already set for lower cost drugs and may be incorporated into existing payments for other services. Prices paid for a drug also vary depending on the class of trade. Prices charged to government customers and certain customers that receive federal funds are subject to price controls, and private institutions may obtain discounts through group purchasing organizations or use formularies to leverage discounts. Net prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the United States. Additionally, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices.  Specifically, there have been several recent U.S. Congressional inquiries and proposed bills designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. Our inability to promptly obtain coverage and profitable reimbursement rates from both government-funded and private payors for any approved products that we develop could have a material adverse effect on our operating results, our ability to raise capital needed to commercialize products and our overall financial condition.

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

For example, in March 2010, President Obama signed into law the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or, collectively, the PPACA, a law intended to, among other things, broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against healthcare fraud and abuse, add new transparency requirements for healthcare and health insurance industries, impose new taxes and fees on pharmaceutical and medical device manufacturers and impose additional health policy reforms. Among other things, the PPACA expanded manufacturers’ rebate liability under the Medicaid Drug Rebate Program by increasing the minimum rebate for single-source, multiple source innovator and non-innovator drugs and revising the definition of “average manufacturer price,” or AMP, for calculating and reporting Medicaid drug rebates on outpatient prescription drug prices. This could increase the amount of Medicaid drug rebates manufacturers are required to pay to states. The PPACA further created a separate AMP for certain categories of drugs generally provided in non-retail outpatient settings. The legislation also extended Medicaid drug rebates, previously due only on fee-for-service utilization, to Medicaid managed care utilization, and created an alternative rebate formula for certain new formulations of certain existing products that is intended to increase the amount of rebates due on those drugs. The PPACA also expanded the types of entities eligible to receive discounted 340B pricing, although, with the exception of children’s hospitals, these newly eligible entities will not be eligible to receive discounted 340B pricing on orphan drugs used in orphan indications. In addition, because 340B pricing is determined based on AMP and Medicaid drug rebate data, the revisions to the Medicaid rebate formula and AMP definition described above could cause the required 340B discounts to increase. The PPACA also imposed a significant annual fee on companies that manufacture or import branded prescription drug products. Furthermore, the PPACA changed the Medicare Part D coverage gap discount program by requiring manufacturers to provide a 50% point-of-sale-discount off the negotiated price of applicable brand drugs to certain eligible beneficiaries during their coverage gap period as a condition for the manufacturers’ outpatient drugs to be covered under Medicare Part D. The PPACA further created a new approval pathway for biosimilars intended to encourage competition and lower prices, and it amended Medicare Part B reimbursement rules for physician-administered biologic products by making the purchase of lower cost biosimilars more attractive to providers reimbursed by Medicare Part B. As the FDA approves biosimilars, it is possible that similar rules will be adopted by commercial managed care organizations. Substantial new provisions affecting compliance have also been enacted, which may affect our business practices with healthcare practitioners. Notably, a significant number of provisions are not yet, or have only recently become, effective.

In addition, other legislative changes have been proposed and adopted since the PPACA was enacted. For example, in August 2011, the President signed into law the Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals in spending reductions. The Joint Select Committee on Deficit Reduction did not achieve a targeted deficit reduction of at least $1.2 trillion for fiscal years 2012 through 2021, triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect beginning on April 1, 2013 and, following passage of the Bipartisan Budget Act of 2015, will stay in effect until 2025, unless additional Congressional action is taken. Additionally, in January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, including hospitals and imaging centers.  Further, in January 2016, the Centers for Medicare and Medicaid Services issued a final rule regarding the Medicaid drug rebate program. The final rule, effective April 1, 2016, among other things, revises the manner in which the “average manufacturer price” is to be calculated by manufacturers participating in the program and implements certain amendments to the Medicaid rebate statute created under PPACA.

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

We expect that the PPACA, as well as other federal and state healthcare reform measures that have been and may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved product, as well as other changes to our operations, which could seriously harm our future revenues. We are unsure what the full impact of the PPACA will be and will continue to monitor developments.  There have been judicial and Congressional challenges to certain aspects of the PPACA, and we expect there will be additional challenges and amendments to the PPACA in the future.

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

Because we plan to continue to conduct our clinical trials in Europe, we are exposed to currency fluctuations and exchange rate risks. The costs of our CROs may be incurred in Euros and we may pay them in Euros, however, we expect to keep the substantial portion of our cash and cash equivalents, including the remaining net proceeds from the initial public offering and the concurrent private placement transactions, in United States Dollars. Therefore, fluctuations in foreign currencies, especially the Euro, could significantly impact our costs of conducting clinical trials. In addition, we may have to seek additional funding earlier than expected, which may not be available on acceptable terms or at all. Changes in the applicable currency exchange rates might negatively affect the profitability and business prospects of the third parties conducting our future clinical trials. This might cause such third parties to demand higher fees or discontinue their operations. These situations could in turn increase our costs or delays our clinical development, which could have a material adverse effect on our business, financial condition and results of operations.

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

As of December 31, 2015, we had nine full-time employees. As our development and commercialization plans and strategies develop, we expect to need additional managerial, operational, sales, marketing, financial and other resources. Future growth would impose significant added responsibilities on members of management, including:

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

On January 16, 2015, we entered into a Loan and Security Agreement with Oxford Finance LLC and Silicon Valley Bank, providing for term loans to us in an aggregate principal amount of up to $15 million, in two tranches of $10 million and $5 million, respectively. Availability of the second tranche requires us to first achieve certain clinical milestones prior to June 30, 2016, the likelihood of which is uncertain.  Borrowings under this loan and security agreement are secured by substantially all of our assets, excluding certain intellectual property rights.  The loan and security agreement restricts our ability, among other things, to:

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

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial condition, results of operations or cash flows, which may adversely affect investor confidence in us and, as a result, the value of our common stock.

We are required to comply with the SEC’s rules that implement Section 404 of the Sarbanes-Oxley Act and the Committee on Sponsoring Organizations, or COSO, Report on Internal Control – Integrated Framework, which require, among other things, that we maintain effective internal controls for financial reporting and disclosure controls and procedures. Under Section 404 of the Sarbanes-Oxley Act, we are required to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. This assessment must include disclosure of any material weaknesses identified by management in our internal control over financial reporting. A material weakness is a control deficiency, or combination of control deficiencies, in internal control over financial reporting that results in more than a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis. Further, in our first annual report required to be filed with the SEC following the date we are no longer an “emerging growth company,” as defined in the JOBS Act, our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting.

Our compliance with Section 404 requires that we compile the system and process documentation necessary to perform an appropriate evaluation. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal control over financial reporting is effective. While we have established certain procedures and control over our financial reporting processes, we cannot assure you that these efforts will prevent restatements of our financial statements in the future. If we identify any future significant deficiencies or material weaknesses, the accuracy and timing of our financial reporting may be adversely affected and we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports. In addition, investors’ perceptions that our internal controls are inadequate or that we are unable to produce accurate financial statements on a timely basis may harm our stock price and business prospects. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.

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

Any relationships with healthcare professionals, principal investigators, consultants, customers (actual and potential) and third-party payors in connection with our current and future business activities may and may continue to be subject, directly or indirectly, to federal and state healthcare fraud and abuse laws, false claims laws, marketing expenditure tracking and disclosure (or “sunshine”) laws, government price reporting, and health information privacy and security laws. If we are unable to comply, or have not fully complied, with such laws, we could face penalties, contractual damages, reputational harm, diminished profits and future earnings and curtailment or restructuring of our operations.

Our business operations and activities may be directly, or indirectly, subject to various federal, state and local healthcare laws, including, without limitation, the federal Anti-Kickback Statute and the federal False Claims Act. These laws may impact, among other things, our current activities with principal investigators and research subjects, as well as proposed and future sales, marketing and education programs. In addition, we may be subject to patient data privacy and security regulation by the federal government, state governments and foreign jurisdictions in which we conduct our business. The healthcare laws and regulations that may affect our ability to operate include, but are not limited to:

•

The federal Anti-Kickback Statute, which prohibits, among other things, individuals and entities from knowingly and willfully soliciting, receiving, offering or paying any remuneration (including any kickback, bribe or rebate), directly or indirectly, overtly or covertly, in cash or in kind, to induce, or in return for, the referral of an individual for the furnishing or arranging for the furnishing of any item or service, or the purchase, lease, order, arrangement for, or recommendation of the purchase, lease, or order of any good, facility, item or service for which payment may be made, in whole or in part, under a federal healthcare program, such as the Medicare and Medicaid programs.

•

The federal civil False Claims Act, which imposes civil penalties, including through civil whistleblower or qui tam actions, against individuals or entities for, among other things, knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent; knowingly making, using or causing to be made or used, a false record or statement to get a false or fraudulent claim paid or approved by the government; conspiring to defraud the government by getting a false or fraudulent claim paid or approved by the government; or knowingly making, using or causing to be made or used a false record or statement to avoid, decrease or conceal an obligation to pay money to the federal government.

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

•

The federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which created additional federal criminal statutes that prohibit knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payor (e.g., public or private), knowingly and willfully embezzling or stealing from a health care benefit program, willfully obstructing a criminal investigation of a health care offense and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false statements in connection with the delivery of, or payment for, healthcare benefits, items or services relating to healthcare matters.

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
•

The federal Physician Payments Sunshine Act, created under the PPACA, and its implementing regulations requires manufacturers of drugs, devices, biologicals and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the United States Department of Health and Human Services, or HHS, information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members.

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

Recent health care reform legislation has strengthened these laws. For example, the PPACA, among other things, amends the intent requirement of the federal Anti-Kickback and HIPAA criminal healthcare fraud statutes such that a person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it in order to commit a criminal violation. Moreover, the PPACA provides that the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act.

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

We could also be subject to the Foreign Corrupt Practices Act.

The Foreign Corrupt Practices Act, or FCPA, is a United States law that generally prohibits covered entities and their intermediaries from engaging in bribery or making other prohibited payments, offers or promises to foreign officials for the purpose of obtaining or retaining business or other advantages. In addition, the FCPA imposes recordkeeping and internal controls requirements on publicly traded corporations and their foreign affiliates, which are intended to, among other things, prevent the diversion of corporate funds to the payment of bribes and other improper payments, and to prevent the establishment of “off books” slush funds from which such improper payments can be made.

We and our service providers are subject to EU data protection laws. Failure to comply with such laws could harm our financial condition and operating results and involve distraction from other aspects of our business.

In October 2015, the Court of Justice of the European Union (CJEU) invalidated the EU-U.S. Safe Harbor Framework, which had established a means for legitimating the transfer of personal data, as the term is used in the context of the EU Data Protection Directive, to the U.S. and required U.S.-based companies that have certified with the Department of Commerce as part of the Safe Harbor Framework to provide assurance that they are adhering to relevant European standards for data protection. As Minerva is not Safe Harbor certified, the CJEU’s ruling invalidating the Safe Harbor has no direct effect on Minerva’s own compliance with EU data protection laws; however, in light of the CJEU’s recent decision, we are reviewing the practices of third party service providers with whom we work, which include the transfer of personal data between the European Economic Area (“EEA”) and the U.S. to ensure that all data transfers to us comply with EU data protection laws. In February 2016, the EU Commission announced that it had reached agreement with the U.S. replacement regime to the Safe Harbor Framework, which is expected to be ratified in the EU in the next three to four months.  We are in the process of requiring our EEA-based services providers, and U.S.-based service providers undertaking clinical trials on our behalf in the EEA, to confirm that all of the personal data which we receive from them is legitimately transferred to us.  In many cases we believe that patients and subjects consent to the transfer of their data in a manner which satisfies the requirements of EU data protection law.  Where appropriate and pending the ratification of the replacement regime, we may require third party service providers to adopt an alternative means of legitimizing data transfers from the EEA, such as the Standard Contractual Clauses which have been approved by the EU Commission as a means of transferring data to the U.S. These confirmations and, if necessary, additional actions may involve substantial time and expense to both Minerva and its third party service providers, and could divert management’s attention and resources from other aspects of our business.   If data transfers to the U.S. are not legitimized, the EU data protection authorities can impose a number of different sanctions, including fines and, ultimately, a prohibition on transfers, any of which could harm our business, financial condition and operating results.

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

To our knowledge, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially own approximately 76% of our voting stock as of December 31, 2015. Accordingly, these stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. The interests of this group of stockholders may not always coincide with the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.

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

Our management will continue to have broad discretion over the use of the proceeds we received in our initial public offering, private placements, warrant exercises and term loans and might not apply the proceeds in ways that increase the value of your investment.

Our management will continue to have broad discretion to use the net proceeds from our initial public offering, private placements warrant exercises and term loans and you will be relying on the judgment of our management regarding the application of these proceeds. Our management might not apply our net proceeds in ways that ultimately increase the value of your investment. Because of the number and variability of factors that will determine our use of the remaining net proceeds from our initial public offering and other financing transactions, their ultimate use may vary substantially from their currently intended use. If we do not invest or apply the net proceeds from our initial public offering, private placements and term loans in ways that enhance stockholder value, we may fail to achieve the expected financial results, which could cause our stock price to decline.

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

As a public company listed in the United States, we incur significant additional legal, accounting and other costs. We are subject to the reporting requirements of the Exchange Act, which requires, among other things, that we file with the Securities and Exchange Commission, or the SEC, annual, quarterly and current reports with respect to our business and financial condition. In addition, changing laws, regulations and standards relating to corporate governance and public disclosure, including regulations implemented by the SEC and The NASDAQ Stock Market, may increase legal and financial compliance costs and make some activities more time consuming. These laws, regulations and standards are subject to varying interpretations and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. We invest resources to comply with evolving laws, regulations and standards, and this investment results in increased general and administrative expenses and a diversion of management’s time and attention. If we do not comply with new laws, regulations and standards, regulatory authorities may initiate legal proceedings against us and our business may be harmed.

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

Our common stock has been traded on the NASDAQ Global Market under the symbol “NERV” since our initial public offering on July 1, 2014.  Prior to that time, there was no public market for our common stock. The following table sets forth the high and low sale prices per share for our common stock on the NASDAQ Global Market for the periods indicated:

	High	Low
2015
First Quarter	$10.00	$4.25
Second Quarter	$6.06	$4.75
Third Quarter	$6.50	$5.01
Fourth Quarter	$6.24	$4.27
2014
Third Quarter	$7.90	$5.57
Fourth Quarter	$6.91	$4.08

At March 9, 2016, there were approximately 36 holders of record of our common stock. We believe that the number of beneficial owners of our common stock at that date was substantially greater.

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

Recent Sales of Unregistered Securities

During the year ended December 31, 2015, we did not issue or sell any unregistered securities not previously disclosed in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

Issuer Purchases of Equity Securities

We did not repurchase any securities during the quarter ended December 31, 2015.

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

Overview

We are a clinical-stage biopharmaceutical company focused on the development and commercialization of a portfolio of product candidates to treat patients suffering from central nervous system, or CNS, diseases. Leveraging our scientific insights and clinical experience, we have acquired or in-licensed four development-stage proprietary compounds that we believe have innovative mechanisms of action and therapeutic profiles that potentially can address the unmet needs of patients with these diseases.

Our product portfolio and potential indications includes: MIN-101 for the treatment of schizophrenia; MIN-202 (also known as JNJ-42847922), a compound we are co-developing with Janssen Pharmaceutica NV, or Janssen, for the treatment of insomnia disorder and adjunctive major depressive disorder, or MDD; MIN-117 for the treatment of MDD; and MIN-301 for the treatment of Parkinson’s disease. We believe our product candidates have significant potential to improve the lives of a large number of affected patients and their families who are currently not well-served by available therapies.

In November 2013, Cyrenaic Pharmaceuticals, Inc., or Cyrenaic, and Sonkei Pharmaceuticals, Inc., or Sonkei, merged, and the combined company was renamed Minerva Neurosciences, Inc. Cyrenaic had been incorporated in 2007 and had exclusively licensed MIN-101 from Mitsubishi Tanabe Pharma Corporation, or MTPC. Sonkei had been incorporated in 2008 and had exclusively licensed MIN-117 from MTPC. We executed the merger as we saw an opportunity to better serve an underserved patient population through combining a portfolio of promising product candidates targeting CNS diseases. As a result of the merger, we have the rights to develop and commercialize MIN-101 and MIN-117 globally, excluding most of Asia.

We further expanded our product candidate portfolio in February 2014 by acquiring the shares of Mind-NRG SA, or Mind-NRG, which had exclusive rights to develop and commercialize MIN-301. In addition, in February 2014 we entered into a co-development and license agreement with Janssen, one of the Janssen Pharmaceutical Companies of Johnson & Johnson. Pursuant to this agreement we are co-developing MIN-202 and have the right to commercialize this compound in Europe, subject to royalty payments to Janssen, with Janssen having commercialization rights outside of the European Union, subject to royalty payments to us.  Our relationships with Janssen and MTPC help inform our clinical development and regulatory strategies.

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

In January and February 2016, certain investors in our March 2015 private placement exercised their warrants and received an aggregate of 3,039,514 shares of our common stock. We received gross proceeds of approximately $17.5 million from the exercise of these warrants.

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

Research and Development Expenses

Research and development expenses consists of costs incurred in connection with the development of our product candidates, including: fees paid to consultants and clinical research organizations, or CROs, including in connection with our non-clinical and clinical trials, and other related clinical trial fees, such as for investigator grants, patient screening, laboratory work, clinical trial database management, clinical trial material management and statistical compilation and analysis; licensing fees; costs related to acquiring clinical trial materials; costs related to compliance with regulatory requirements; and costs related to salaries, benefits, bonuses and stock-based compensation granted to employees in research and development functions. We expense research and development costs as they are incurred.

The historic direct costs relating to each of our product candidates are summarized as follows (in thousands):

	Years Ended December 31,
	2015 (1)	2014 (1)
MIN-101	$10,934	$3,693
MIN-117	4,222	583
MIN-202 (2)	2,540	24,409
MIN-301 (3)	233	843
	$17,929	$29,528

(1)	The expense for the years ended December 31, 2015 and 2014 excludes non cash stock-based compensation expense of $0.6 million and $13.1 million, respectively.
(2)	The expense for the year ended December 31, 2014 includes a $22.0 million license fee paid to Janssen which has no alternative future use.
(3)

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

In the future, we expect research and development expenses to be our largest category of operating expenses and to increase as we continue our planned pre-clinical and clinical trials for our product candidates and as we hire additional research and development staff.

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

We expect to continue to incur general and administrative expenses related to operating as a publicly-traded company, including increased audit and legal fees, costs of compliance with securities, corporate governance and other regulations, investor relations expenses and higher insurance premiums. In addition, we expect to incur additional costs as we hire personnel and enhance our infrastructure to support the anticipated growth of our business.

Foreign Exchange (Losses) Gains

Foreign exchange (losses) gains are comprised primarily of losses and gains of foreign currency transactions related to clinical trial expenses denominated in Euros. Since our current clinical trials are conducted in Europe, we incur certain expenses in Euros and record these expenses in U.S. dollars at the time the liability is incurred. Changes in the applicable foreign currency rate between the date an expense is recorded and the payment date is recorded as a foreign currency loss or gain. We expect to continue to incur future expenses denominated in Euros as certain of our planned clinical trials are expected to be conducted in Europe.

Investment Income

Investment income consists of income earned on our cash equivalents and marketable securities.

Interest Expense

Interest expense consists of interest incurred under our current and former debt obligations, including our outstanding Term A loans with SVB and Oxford, our former 8.0% convertible promissory notes and our former 8% working capital loans.

During the year ended December 31, 2015, interest expense was related primarily to our Term A loans with SVB and Oxford. Interest expense during the year ended December 31, 2014 is primarily related to our former 8.0% convertible promissory notes and working capital loans, which were repaid in conjunction with our Initial Public Offering, or IPO, in July 2014. The convertible promissory notes contained a beneficial conversion feature, for which we recorded a debt discount of approximately $2.0 million. The discount was amortized to interest expense using the effective interest method through the notes’ maturity date of June 30, 2014.

Net Operating Losses and Tax Carryforwards

As of December 31, 2015, we had approximately $36.1 million of federal net operating loss carryforwards. These federal net operating loss carryforwards will begin to expire at various dates beginning in 2027, if not utilized. As of December 31, 2015, we had approximately $28.4 million of state net operating loss carryforwards. During the year ended December 31, 2015, approximately $2.6 million of state operating loss carryforwards had expired.

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

Costs Associated with the Acquisitions and Financings

We incurred legal and other professional fees associated with the acquisition of Sonkei and Mind‑NRG, which costs were expensed as incurred. We also incurred professional fees associated with entering into the co‑development and licensing agreement with Janssen and engaging valuation specialists.

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

At the date of the merger, a Sonkei consultant held 1,112,500 shares of Sonkei common stock with a nonrecourse note due to Sonkei, which was being treated as a stock option for accounting purposes. In connection with the merger, we issued 426,176 shares of common stock to this consultant (discussed further in Note 9 — Stockholders’ Equity to our financial statements appearing elsewhere in this Form 10-K) in order to replace the holder’s common stock in Sonkei. Due to the nonrecourse note, these shares were treated as stock options for accounting purposes and the holder of the option could only vest in the stock options if the holder continues to provide services to us through the time of a change in control. As a change in control was not deemed probable as of the merger date, the value of the options was not included as part of the consideration transferred in the merger for accounting purposes. Rather, we recognized all of the compensation expense for these stock options in our statement of operations upon the closing of our initial public offering. The merger accounting purchase price was therefore determined based upon the remaining 1,997,192 shares of common stock issued in the merger at a valuation of $9.49 per share for a total purchase price of approximately $18.9 million. Merger expenses of $14 thousand were included in general and administrative expenses for the year ended December 31, 2013.

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

Results of Operations

Comparison of the Years Ended December 31, 2015 and December 31, 2014 (in thousands)

	Years ended December 31,
	2015	2014
Expenses
Research and development	$18,534	$42,909
General and administrative	7,576	11,962
Total expenses	26,110	54,871
Loss from operations	(26,110)	(54,871)

Foreign exchange (losses) gains	(16)	19
Investment income	97	—
Interest expense	(1,053)	(2,050)
Net loss	$(27,082)	$(56,902)

Research and Development Expenses

Research and development expenses were $18.5 million for the year ended December 31, 2015 compared to $42.9 million for the same period in 2014, a decrease of $24.4 million. Research and development expenses in the year ended December 31, 2014 included $22.0 million license fee paid to Janssen pursuant to our co-development agreement for MIN-202. Research and development expenses in the years ended December 31, 2015 and 2014 included non-cash stock-based compensation expenses of $0.6 million and $13.1 million, respectively. The decrease in stock-based compensation expense was primarily due to the vesting of 926,604 shares of common stock and 441,973 options to purchase common stock that were issued and fully vested during the year ended December 31, 2014. Excluding stock-based compensation and the $22.0 million license fee, total research and development expenses related to drug development programs for the year ended December 31, 2015 and 2014 was $17.9 million and $7.8 million, respectively, an increase of $10.1 million.  This increase in research and development expenses primarily reflects increased expenses related to our Phase IIb clinical trial of MIN-101, our Phase IIa clinical trial of MIN-117 and the MIN-202 Phase I and II clinical trials.

General and Administrative Expenses

Total general and administrative expenses were $7.6 million for the year ended December 31, 2015 compared to $12.0 million for the same period in 2014, a decrease of approximately $4.4 million. General and administrative expenses in the year ended December 31, 2015 and 2014 included non-cash stock-based compensation expenses of $1.6 million and $4.9 million, respectively. The decrease in stock-based compensation expense of $3.3 million was primarily due to 97,143 options to purchase common stock that were issued and fully vested during the year ended December 31, 2014. Excluding stock-based compensation, general and administrative expenses for the year ended December 31, 2015 and 2014 was $6.0 million and $7.1 million, respectively. This decrease in general and administrative expenses was primarily due to severance expense incurred during the year ended December 31, 2014.

Foreign Exchange Gains (Losses)

Foreign exchange losses were $16 thousand for the year ended December 31, 2015 compared to a gain of $19 thousand for the same period in 2014, a decrease of $35 thousand. The decrease was primarily due to clinical activities denominated in Euros, with more negative currency movements in 2015.

Investment Income

Investment income was $0.1 million for the year ended December 31, 2015 compared to zero for the same period in 2014, an increase of $0.1 million. The increase was due to investment income on cash equivalents and marketable securities.

Interest Expense

Interest expense was $1.1 million for the year ended December 31, 2015 compared to $2.0 million for the same period in 2014, a decrease of $0.9 million. The decrease was primarily due to higher interest expense incurred in 2014 under our convertible promissory notes and the related beneficial conversion feature. These convertible promissory notes and accrued interest were converted into 352,000 shares of our common stock in connection with our initial public offering in July 2014.

Liquidity and Capital Resources

Sources of Liquidity

We have incurred losses and cumulative negative cash flows from operations since our inception in April 2007 and, as of December 31, 2015, we had an accumulated deficit of approximately $101.8 million. We anticipate that we will continue to incur net losses for the foreseeable future as we continue the development and potential commercialization of our product candidates and to support our operations as a public company. At December 31, 2015, we had approximately $32.2 million in cash, cash equivalents and marketable securities. We believe that our cash, cash equivalents and marketable securities as of December 31, 2015, together with $17.5 million in gross proceeds received from the exercise of warrants received subsequent to December 31, 2015, will be sufficient to fund our operations into the second quarter of 2017.

Sources of Funds

Exercise of Warrants

In January and February 2016, certain investors in our March 2015 private placement exercised their warrants and received an aggregate of 3,039,514 shares of our common stock. We received gross proceeds of approximately $17.5 million from the exercise of these warrants.

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

Term Loans

On January 16, 2015, we entered into a Loan and Security Agreement with Oxford and SVB, providing for term loans to us in an aggregate principal amount of up to $15 million, in two tranches. We drew down the initial term loans in the aggregate principal amount of $10 million, which we refer to as the Term A Loans, on January 16, 2015. The Term A Loans bear interest at a fixed rate of 7.05% per annum. On or prior to March 31, 2016, we may borrow additional term loans, which we refer to as the Term B Loans, in the aggregate principal amount up to $5 million, subject to the satisfaction of certain borrowing conditions, including our achievement of primary endpoints on our Phase IIa trials for our MIN-117 and MIN-202 programs. The Term B Loans will bear interest at a fixed rate per annum of the greater of (i) 7.05% or (ii) the sum of (a) the prime rate reported in The Wall Street Journal three (3) business days prior to the funding date of the Term B Loans, plus (b) 3.80%. In August 2015, we entered into a First Amendment to the Loan and Security Agreement, amending certain milestones related to the six month extension of the interest-only repayment period. In February 2016, we entered into a second amendment to the Loan and Security Agreement extending the deadline for meeting the clinical milestones required to draw down the Term B Loans from March 31, 2016 to June 30, 2016.

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

Until such time, if ever, as we can generate substantial revenue from product sales, we expect to finance our cash needs through a combination of equity offerings, debt financings, government or other third‑party funding, commercialization, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of our common stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Additional debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through government or other third‑party funding, commercialization, marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us. There can be no assurance that such additional funding, if available, can be obtained on terms acceptable to us. If we are unable to obtain additional financing, future operations would need to be scaled back or discontinued. Based on our current operating plan, existing cash, the proceeds from the January and February 2016 warrant exercises, we expect to be able to fund our operations into the second quarter of 2017.

We have paid a total of $3.8 million to Janssen for the MIN-202 program during the year ended December 31, 2015, fulfilling our funding obligation under the co-development agreement for 2015. We expect to pay up to an additional $19.0 million to Janssen through the second quarter of 2017 for the completion of certain Phase II clinical trials, in accordance with the terms of the agreement.

Under our $10.0 million Term A Loan, we expect to make principal repayments of approximately $1.6 million in 2016, $4.9 million in 2017 and $3.5 million in 2018, in accordance with the terms of the agreement.

Cash Flows

Comparison of the Years Ended December 31, 2015 and December 31, 2014

The tables below set forth our significant sources and uses of cash for the periods set forth below.

	Years ended
	December 31,
	2015	2014
	(dollars in millions)
Net cash provided by (used in):
Operating activities	$(24.3)	$(36.0)
Investing activities	(18.3)	1.1
Financing activities	38.3	51.6
Net (decrease) increase in cash	$(4.3)	$16.7

Net Cash Used in Operating Activities

Net cash used in operating activities of approximately $24.3 million during the year ended December 31, 2015 was primarily due to our net loss of $27.1 million and an increase in prepaid expenses of $0.4 million, partially offset by stock-based compensation expense of $2.2 million, amortization of investments and debt discount of $0.6 million and an increase in accounts payable and accrued expenses $0.4 million.

Net cash used in operating activities of approximately $36.0 million during the year ended December 31, 2014 was due primarily to our net loss of $56.9 million, partially offset by stock-based compensation expense of $18.0 million, amortization of debt discount interest expense of $2.0 million and a $1.7 million increase in accounts payable and accrued expenses. Cash used in operating activities in 2014 included a $22.0 million license fee paid to Janssen pursuant to our co-development agreement for MIN-202.

Net Cash (Used in) Provided by Investing Activities

Net cash used in investing activities of approximately $18.3 million during the year ended December 31, 2015 was primarily due to the purchase of marketable securities of $23.3 million, partially offset by the maturity and redemption of marketable securities of $5.0 million.

Net cash provided by investing activities for the year ended December 31, 2014 primarily consisted of cash acquired in February 2014 in conjunction with the Mind-NRG Acquisition.

Net Cash Provided by Financing Activities

Net cash provided by financing activities of $38.3 million during the year ended December 31, 2015 was primarily due to proceeds from the January 2015 Term Loans of $10.0 million and $31.0 million of proceeds from our March 2015 private placement less costs of $0.2 million and $2.5 million, respectively.

Net cash provided by financing activities of $51.6 million during year ended December 31, 2014 was due to the proceeds from our initial public offering and private placements of $55.0 million, partially offset by initial public offering costs paid during the period of $3.2 million.

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

The most critical assumptions using in the Black Scholes option-pricing model are the expected life of options and the expected volatility.  The expected life of options granted to employees is estimated using the “simplified” method as defined by the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107, Share-Based Payment. The expected life of options granted to non-employees is the contractual term of the option.  The expected volatility for all options is determined by examining the historical volatilities for industry peer companies, as the Company did not have sufficient trading history for its common stock.

Grants to non-employees are accounted for in accordance with ASC Topic 505-50 Equity — Based Payments to Non-Employees. The date of expense recognition for grants to non-employees is the earlier of the date at which a commitment for performance by the counterparty to earn the equity instrument is reached or the date at which the counterparty’s performance is complete. We determine the fair value of stock-based awards granted to non-employees similar to the way fair value of awards are determined for employees except that certain assumptions used in the Black-Scholes option-pricing model, such as expected life of the option, may be different and the fair value of each unvested award is adjusted at the end of each period for any change in fair value from the previous valuation until the award vests.

Prior to the IPO, we utilized various valuation methodologies in accordance with the framework of the 2013 American Institute of Certified Public Accountants Technical Practice Aid, Valuation of Privately-Held Company Equity Securities Issued as Compensation, to estimate the fair value of its common stock. The methodologies included a probability-weighted expected return methodology that determined an estimated value under an IPO scenario and a sale scenario based upon an assessment of the probability of occurrence of each scenario. Each valuation methodology includes estimates and assumptions that require our judgment. These estimates include assumptions regarding future performance, including the successful completion of preclinical studies and clinical trials and the time to complete an IPO or sale.

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

In July 2014, we paid a $22.0 million license fee, which has been included as a component of research and development expenses in 2014 since the licensed rights were not deemed to have an alternative future use. We accounted for the co-development and license agreement pursuant to which the license fee was paid as a joint risk-sharing collaboration in accordance with ASC Topic 808, Collaboration Arrangements. Costs between us and the licensor with respect to each party’s share of development costs that have been incurred pursuant to the joint development plan are recorded within research and development expenses or general and administrative expenses, as applicable, due to the joint risk-sharing nature of the activities.

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

The amounts capitalized are being accounted for as indefinite-lived intangible assets, subject to impairment testing, until completion or abandonment of research and development efforts associated with the project. An IPR&D asset is considered abandoned when it ceases to be used (that is, research and development efforts associated with the asset have ceased, and there are no plans to sell or license the asset or derive defensive value from the asset). At that point, the asset is considered to be disposed of and is written off. Upon successful completion of each project, we will make a determination about the then remaining useful life of the intangible asset and begin amortization. We test our indefinite-lived intangibles, IPR&D assets, for impairment annually on November 30 and more frequently if events or changes in circumstances indicate that it is more likely than not that the asset is impaired. In estimating the fair value of IPR&D, an income approach was used with a discounted cash flow analysis.  Many assumptions and estimates are included in this analysis including revenue and expense projections, probability of success factors, expected product launch date and a weighted average cost of capital of 20.0%.

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

We make estimates of our accrued research and development expenses as of each balance sheet date in our financial statements based on facts and circumstances known at that time. Although we do not expect that our estimates will be materially different from amounts actually incurred, our understanding of status and timing of services performed relative to the actual status and timing of services performed may vary and may result in our reporting amounts that are too high or too low for any particular period. There had been no material adjustments to our prior period estimates of accrued expenses for clinical trials. However, due to the nature of estimates, we cannot assure you that we will not make changes to our estimates in the future as we become aware of additional information about the status or conduct of our clinical trials.

Business Combinations

For business combinations, the total cost of the acquisition is allocated to the tangible and intangible assets acquired and liabilities assumed based their respective fair values at the date of acquisition. The allocation of the purchase price is dependent upon certain valuations and other studies. Acquisition costs are expensed as incurred. We recognize separately from goodwill the fair value of assets acquired and the liabilities assumed. Goodwill as of the acquisition date is measured as the excess of consideration transferred and the acquisition date fair values of the assets acquired and liabilities assumed. While we use our best estimates and assumptions as a part of the purchase price allocation process to accurately value assets acquired and liabilities assumed at the acquisition date, our estimates are subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, we may retroactively record adjustments to the fair value of the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the fair value of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to our consolidated statements of operations.

Goodwill

We test our goodwill for impairment annually, or whenever events or changes in circumstances indicate an impairment may have occurred, by comparing our reporting unit’s carrying value to its implied fair value. Impairment may result from, among other things, deterioration in the performance of the acquired business, adverse market conditions, adverse changes in applicable laws or regulations and a variety of other circumstances. If we determine that an impairment has occurred, we are required to record a write-down of the carrying value and charge the impairment as an operating expense in the period the determination is made. In evaluating the recoverability of the carrying value of goodwill, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the acquired assets. Changes in strategy or market conditions could significantly impact those judgments in the future and require an adjustment to the recorded balances. The Company tests its goodwill for impairment as of November 30. There was no impairment of goodwill for the years ended December 31, 2015 or 2014.

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

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by FASB and are adopted by us as of the specified effective date. Unless otherwise disclosed in the notes to the financial statements appearing elsewhere in this Form 10-K, we believe that the impact of other recently issued, but not yet adopted, accounting pronouncements will not have a material impact on the financial position, results of operations or cash flows, or do not apply to our operations.

ITEM 7A.	Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

ITEM 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Minerva Neurosciences, Inc.

We have audited the accompanying consolidated balance sheets of Minerva Neurosciences, Inc. and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Minerva Neurosciences, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Parsippany, New Jersey

March 14, 2016

MINERVA NEUROSCIENCES INC.

Consolidated Balance Sheets

	December 31,	December 31,
	2015	2014
Assets
Current assets
Cash and cash equivalents	$14,284,054	$18,545,702
Marketable securities	17,920,632	—
Restricted cash	80,000	35,014
Prepaid expenses and other current assets	1,196,136	756,979
Total current assets	33,480,822	19,337,695

Equipment, net	26,170	43,446
In-process research and development	34,200,000	34,200,000
Goodwill	14,869,399	14,869,399
Total assets	$82,576,391	$68,450,540

Liabilities and Stockholders’ Equity
Current liabilities
Notes payable -current portion	$1,434,756	$—
Accounts payable	1,360,569	641,813
Accrued expenses and other current liabilities	2,524,638	1,645,258
Accrued collaborative expenses	—	1,222,420
Total current liabilities	5,319,963	3,509,491
Notes payable -noncurrent	8,503,111	—
Deferred taxes	13,433,760	13,433,760
Other noncurrent liabilities	—	7,694
Total liabilities	27,256,834	16,950,945
Commitments and contingencies

Stockholders’ equity
Preferred stock; $.0001 par value; 100,000,000 shares authorized; none issued or outstanding as of December 31, 2015 and 2014, respectively	—	—
Common stock; $.0001 par value; 125,000,000 shares authorized; 24,721,143 and 18,439,482 shares issued and outstanding as of December 31, 2015 and 2014, respectively	2,472	1,844
Additional paid-in capital	157,129,947	126,228,981
Accumulated deficit	(101,812,862)	(74,731,230)
Total stockholders’ equity	55,319,557	51,499,595
Total liabilities and stockholders’ equity	$82,576,391	$68,450,540

See accompanying notes to the consolidated financial statements.

MINERVA NEUROSCIENCES INC.

Consolidated Statements of Operations

	Year Ended December 31,
	2015	2014
Expenses
Research and development	$18,533,363	$42,908,566
General and administrative	7,576,256	11,961,865
Total expenses	26,109,619	54,870,431
Loss from operations	(26,109,619)	(54,870,431)

Foreign exchange (losses) gains	(15,853)	18,727
Investment income	96,910	—
Interest expense	(1,053,070)	(2,049,735)
Net loss	$(27,081,632)	$(56,901,439)

Net loss per share, basic and diluted	$(1.16)	$(4.47)
Weighted average shares outstanding, basic and diluted	23,412,181	12,724,395

See accompanying notes to the consolidated financial statements.

MINERVA NEUROSCIENCES INC.

Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-In Capital	Deficit	Total
Balances at January 1, 2014	6,112,738	$611	$38,008,783	$(17,829,791)	$20,179,603
Issuance of shares for business acquisition	1,481,583	148	16,541,686	—	16,541,834
Issuance of common stock pursuant to an initial public offering and concurrent private placements, net of issuance costs	9,566,557	956	51,600,030	—	51,600,986
Vesting of common shares issued	926,604	93	10,542,577	—	10,542,670
Stock-based compensation	—	—	7,423,941	—	7,423,941
Conversion of debt and interest to common stock	352,000	36	2,111,964	—	2,112,000
Net loss	—	—	—	(56,901,439)	(56,901,439)
Balances at December 31, 2014	18,439,482	1,844	126,228,981	(74,731,230)	51,499,595
Issuance of common stock and warrants pursuant to a private placement, net of issuance costs of $2,466,984	6,281,661	628	28,532,387	—	28,533,015
Issuance of warrants pursuant to loan agreement	—	—	166,344	—	166,344
Stock-based compensation	—	—	2,202,235	—	2,202,235
Net loss	—	—	—	(27,081,632)	(27,081,632)
Balances at December 31, 2015	24,721,143	$2,472	$157,129,947	$(101,812,862)	$55,319,557

See accompanying notes to the consolidated financial statements.

MINERVA NEUROSCIENCES, INC.

Consolidated Statements of Cash Flows

	Year ended December 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(27,081,632)	$(56,901,439)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	17,276	33,869
Amortization of debt discount recorded as interest expense	377,455	1,952,309
Amortization of marketable securities premium	247,262	—
Stock-based compensation expense	2,202,235	17,966,611
Change in fair value of derivative	—	(10,093)
Changes in operating assets and liabilities
Prepaid expenses and other current assets	(400,037)	(713,200)
Accounts payable	718,756	368,698
Accrued expenses and other current liabilities	879,380	112,285
Accrued collaborative expenses	(1,222,420)	1,222,420
Other noncurrent liabilities	(7,694)	7,694
Net cash used in operating activities	(24,269,419)	(35,960,846)

Cash flows from investing activities:
Purchases of marketable securities	(23,279,285)	—
Proceeds from the maturity and redemption of marketable securities	4,994,683	—
Cash acquired in business combination	—	1,167,869
Restricted cash	(44,986)	(35,014)
Purchases of equipment	—	(45,609)
Net cash (used in) provided by investing activities	(18,329,588)	1,087,246

Cash flows from financing activities:
Proceeds from loans and warrant issuances	10,000,000	1,882,817
Repayments of loans	—	(1,882,817)
Costs paid in connection with loans	(195,656)	—
Proceeds from sales of common stock in initial public offering	—	31,334,702
Proceeds from sales of common stock and warrants in private placement	30,999,999	23,706,118
Costs paid in connection with private placements	(2,466,984)	(280,000)
Public offering costs paid	—	(3,159,835)
Net cash provided by financing activities	38,337,359	51,600,985
Net (decrease) increase in cash and cash equivalents	(4,261,648)	16,727,385

Cash and cash equivalents
Beginning of year	18,545,702	1,818,317
End of year	$14,284,054	$18,545,702
Supplemental disclosure
Cash paid for interest	$616,875	$15,233
Supplemental disclosure of noncash investing and financing activities
Common stock issued as consideration for business combination		$16,541,834
Plus liabilities assumed:
Accrued expenses and other	—	321,417
ProteoSys milestone payable	—	681,600
Deferred tax liability	—	5,970,560
Less assets acquired:
Prepaid expenses	—	42,926
Equipment	—	28,204
In-process research and development	—	15,200,000
Goodwill	—	7,076,412
Cash acquired in business merger	$—	$1,167,869
Conversion of debt and interest to common stock	$—	$2,112,000

See accompanying notes to the consolidated financial statements.

MINERVA NEUROSCIENCES, INC.

Notes To Consolidated Financial Statements

December 31, 2015 and 2014

NOTE 1 — NATURE OF OPERATIONS AND LIQUIDITY

Nature of Operations

The Company is a clinical-stage biopharmaceutical company focused on the development and commercialization of a portfolio of product candidates to treat patients suffering from central nervous system, or CNS, diseases. The Company has acquired or in-licensed four development-stage proprietary compounds that it believes have innovative mechanisms of action with potentially positive therapeutic profiles. The Company’s lead product candidate is MIN-101, a compound for the treatment of patients with schizophrenia. In addition, the Company’s portfolio includes MIN-202 (also known as JNJ-42847922), a compound the Company is co-developing with Janssen Pharmaceutica NV, or Janssen, for the treatment of patients suffering from primary and comorbid insomnia; MIN-117, a compound the Company is developing for the treatment of patients suffering from major depressive disorder, or MDD; and MIN-301, a compound the Company is developing for the treatment of patients suffering from Parkinson’s disease.

In November 2013, the Company merged with Sonkei Pharmaceuticals Inc. (“Sonkei”), a clinical-stage biopharmaceutical company and, in February 2014, the Company acquired Mind-NRG, a pre-clinical-stage biopharmaceutical company. The Company refers to these transactions as the Sonkei Merger and Mind-NRG Acquisition, respectively. The Company holds licenses to MIN-101 and MIN-117 Mitsubishi Tanabe Pharma Corporation (“MTPC”) with the rights to develop, sell and import MIN-101 and MIN-117 globally, excluding most of Asia. With the acquisition of Mind-NRG, the Company obtained exclusive rights to develop and commercialize MIN-301. The Company has also entered into a co-development and license agreement with Janssen, for the exclusive rights to develop and commercialize MIN-202 in the European Union, subject to royalty payments to Janssen, and royalty rights for any sales outside the European Union.

Going Concern

The Company has limited capital resources and has incurred recurring operating losses and negative cash flows from operations since inception. As of December 31, 2015, the Company has an accumulated deficit of approximately $101.8 million. Management expects to continue to incur operating losses and negative cash flows from operations. The Company has financed its operations to date from proceeds from the sale of common stock, warrants, loans and convertible promissory notes.

In January and February 2016, certain investors in the Company’s March 2015 private placement exercised their warrants and received an aggregate of 3,039,514 shares of the Company’s common stock. The Company received gross proceeds of approximately $17.5 million from the exercise of these warrants. The Company believes that its cash on hand at December 31, 2015 as well as the proceeds from the warrant exercises in January and February 2016 will be sufficient to fund the Company’s operations into the second quarter of 2017.  The Company has the ability to adjust its operating plan spending levels based on future trial results and the timing of future fund raising and partnering activities.

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

Restricted cash

Cash accounts with any type of restriction are classified as restricted. The Company maintained restricted cash balances as collateral for corporate credit cards in the amount of $80,000 and $35,000 at December 31, 2015 and 2014, respectively.

Marketable securities

Marketable securities consists of corporate debt securities maturing in twelve months or less. Based on the Company’s intentions regarding its marketable securities, all marketable securities are classified as held-to-maturity and are carried under the amortized cost approach. The Company’s investments in marketable securities are classified as Level 2 within the fair value hierarchy. As of December 31, 2015, remaining final maturities of marketable securities ranged from January 2016 to October 2016, with a weighted average remaining maturity of approximately 5 months. The following table provides the amortized cost basis, aggregate fair value, unrealized losses (there were no unrealized gains) and the net carrying value of investments in held-to-maturity securities as of December 31, 2015:

	December 31, 2015
	Amortized	Aggregate	Unrealized	Net Carrying
	Cost	Fair Value	Losses	Value
Marketable securities:
Corporate bonds	$17,920,632	$17,887,558	$33,074	$17,920,632
Marketable securities	$17,920,632	$17,887,558	$33,074	$17,920,632

Research and development costs

Costs incurred in connection with research and development activities are expensed as incurred. These costs include licensing fees to use certain technology in the Company’s research and development projects as well as fees paid to consultants and various entities that perform certain research and testing on behalf of the Company and costs related to salaries, benefits, bonuses and stock-based compensation granted to employees in research and development functions. The Company determines expenses related to clinical studies based on estimates of the services received and efforts expended pursuant to contracts with multiple research institutions and contract research organizations that conduct and manage clinical studies on its behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. Payments under some of these contracts depend on factors such as the successful enrollment of patients and the completion of clinical trial milestones. In accruing service fees, the Company estimates the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from the estimate, the accrual is adjusted accordingly. The expenses for some trials may be recognized on a straight-line basis if the expected costs are expected to be incurred ratably during the period. Payments for these activities are based on the terms of the individual arrangements, which may differ from the pattern of costs incurred, and are reflected in the consolidated financial statements as prepaid or accrued expenses.

In July 2014, the Company paid a $22.0 million license fee, which has been included as a component of research and development expenses in 2014 since the licensed rights were not deemed to have an alternative future use. The Company accounts for the co-development and license agreement pursuant to which the license fee was paid as a joint risk-sharing collaboration in accordance with ASC 808, Collaboration Arrangements. Costs between the Company and the licensor with respect to each party’s share of development costs that have been incurred pursuant to the joint development plan are recorded within research and development expenses or general and administrative expenses, as applicable, in the accompanying consolidated financial statements due to the joint risk-sharing nature of the activities. The Company has included $0.2 million in prepaid expenses and other current assets as of December 31, 2015 related to this agreement.

In-process research and development (“IPR&D”) assets represent capitalized incomplete research projects that the Company acquired through business combinations. Such assets are initially measured at their acquisition date fair values. The initial fair value of the research projects are recorded as intangible assets on the balance sheet, rather than expensed, regardless of whether these assets have an alternative future use.

The amounts capitalized are being accounted for as indefinite-lived intangible assets, subject to impairment testing, until completion or abandonment of research and development efforts associated with the project. An IPR&D asset is considered abandoned when it ceases to be used (that is, research and development efforts associated with the asset have ceased, and there are no plans to sell or license the asset or derive defensive value from the asset). At that point, the asset is considered to be disposed of and is written off. Upon successful completion of each project, the Company will make a determination about the then remaining useful life of the intangible asset and begin amortization. The Company tests its indefinite-lived intangibles, IPR&D assets, for impairment annually on November 30 and more frequently if events or changes in circumstances indicate that it is more likely than not that the asset is impaired. When testing indefinite-lived intangibles for impairment, the Company may assess qualitative factors for its indefinite-lived intangibles to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the asset is impaired. Alternatively, the Company may bypass this qualitative assessment for some or all of its indefinite-lived intangibles and perform the quantitative impairment test that compares the fair value of the indefinite- lived intangible asset with the asset’s carrying amount. There was no impairment of IPR&D for the years ended December 31, 2015 or 2014.

Stock-based compensation

The Company recognizes compensation cost relating to stock-based payment transactions using a fair-value measurement method, which requires all stock-based payments to employees, including grants of employee stock options, to be recognized in operating results as compensation expense based on fair value over the requisite service period of the awards. The Company determines the fair value of stock-based awards using the Black-Scholes option-pricing model which uses both historical and current market data to estimate fair value. The method incorporates various assumptions such as the risk-free interest rate, expected volatility, expected dividend yield, expected forfeiture rate and expected life of the options.

The date of expense recognition for grants to non-employees is the earlier of the date at which a commitment for performance by the counterparty to earn the equity instrument is reached or the date at which the counterparty’s performance is complete. The Company determines the fair value of stock-based awards granted to non-employees similar to the way fair value of awards are determined for employees except that certain assumptions used in the Black-Scholes option-pricing model, such as expected life of the option, may be different and the fair value of each unvested award is adjusted at the end of each period for any change in fair value from the previous valuation until the award vests.

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

Income taxes

Deferred tax assets and liabilities are determined based on differences between financial reporting and tax reporting bases of assets and liabilities and are measured using enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. Uncertain tax positions are evaluated and if appropriate, the amount of unrecognized tax benefits are recorded within deferred tax assets. Deferred tax assets are evaluated for realization based on a more-likely-than-not criterion in determining if a valuation allowance should be provided. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

The Company uses a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. The Company has elected to treat interest and penalties, to the extent they arise, as a component of income taxes.  There was no interest or penalties related to income taxes for the years ended December 31, 2015 or 2014. Income tax years beginning in 2012 for federal and state purposes are generally subject to examination by taxing authorities, although net operating losses from all prior years are subject to examinations and adjustments for at least three years following the year in which the tax attributes are utilized.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk are primarily cash, cash equivalents and marketable debt securities. The Company maintains its cash and cash equivalent balances in the form of business checking accounts and money market accounts, the balances of which, at times, may exceed federally insured limits. Exposure to cash and cash equivalents credit risk is reduced by placing such deposits with major financial institutions and monitoring their credit ratings. Marketable debt securities consists primarily of corporate bonds, with fixed interest rates. Exposure to credit risk of marketable debt securities is reduced by maintaining a diverse portfolio and monitoring their credit ratings.

Equipment

Equipment is stated at cost less accumulated depreciation. Equipment is depreciated on the straight-line basis over their estimated useful lives of three years. Expenditures for maintenance and repairs are charged to expense as incurred.

Long-lived assets

The Company reviews the recoverability of all long-lived assets, including the related useful lives, whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset might not be recoverable. If required, the Company compares the estimated undiscounted future net cash flows to the related asset’s carrying value to determine whether there has been an impairment. If an asset is considered impaired, the asset is written down to fair value, which is based either on discounted cash flows or appraised values in the period the impairment becomes known. The Company believes that all long-lived assets are recoverable, and no impairment was deemed necessary at December 31, 2015 and 2014.

Business Combinations

The total cost of an acquisition is allocated to the tangible and intangible assets acquired and liabilities assumed based their respective fair values at the date of acquisition. The allocation of the purchase price is dependent upon certain valuations and other studies. Acquisition costs are expensed as incurred. The Company recognizes separately from goodwill the fair value of assets acquired and the liabilities assumed. Goodwill as of the acquisition date is measured as the excess of consideration transferred and the acquisition date fair values of the assets acquired and liabilities assumed. While the Company uses its best estimates and assumptions as a part of the purchase price allocation process to accurately value assets acquired and liabilities assumed at the acquisition date, the Company’s estimates are subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, the Company may retroactively record adjustments to the fair value of the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the fair value of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the Company’s consolidated statements of operations.

Goodwill

The Company tests its goodwill for impairment annually, or whenever events or changes in circumstances indicate an impairment may have occurred, by comparing its reporting unit’s carrying value to its implied fair value. Impairment may result from, among other things, deterioration in the performance of the acquired business, adverse market conditions, adverse changes in applicable laws or regulations and a variety of other circumstances. If the Company determines that an impairment has occurred, it is required to record a write-down of the carrying value and charge the impairment as an operating expense in the period the determination is made. In evaluating the recoverability of the carrying value of goodwill, the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the acquired assets. Changes in strategy or market conditions could significantly impact those judgments in the future and require an adjustment to the recorded balances. The Company tested its goodwill for impairment as of November 30. There was no impairment of goodwill for the years ended December 31, 2015 or 2014.

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

The following table presents information about the Company’s cash equivalents and marketable securities as of December 31, 2015 measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value:

	December 31, 2015
	Total	Level 1	Level 2	Level 3
Cash equivalents:	$13,019,045	$13,019,045	$—	$—
Marketable securities:	17,887,558	—	17,887,558	—

The carrying amounts of cash, restricted cash, accounts payable and accrued liabilities approximate fair value because of their short-term nature. The Company believes that the Company's debt obligations accrue interest at rates which approximate prevailing market rates for instruments with similar characteristics and, accordingly, the carrying values for these instruments approximate fair value.

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

Comprehensive Loss

The Company had no items of comprehensive loss other than its net loss for each period presented.

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

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases. The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the statement of operations. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is currently evaluating the impact of adoption of the new standard on the consolidated financial statements.

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

The fair value of the Company’s common stock issued was determined based on a number of objective and subjective factors, including external market conditions affecting the biotechnology industry sector, discounted cash flows and the likelihood of achieving a liquidity event, such as an IPO or a sale of the Company. The purchase price allocation was based upon an analysis of the fair value of the assets and liabilities acquired from Mind-NRG using level 3 fair value measures. Identifying the fair value of the tangible and intangible assets and liabilities acquired required the use of estimates by management, and were based upon currently available data, as noted below.

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

●	The Company recorded a deferred tax liability for the difference in the book and tax basis of the IPR&D, multiplied by the enacted income tax rate.

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

Pro Forma Results

The unaudited financial information in the table below summarizes the combined results of operations for the Company, and Mind-NRG on a pro forma basis as though Mind-NRG had been acquired as of January 1, 2014. The unaudited pro forma financial information for the year ended December 31, 2014 combines the Company’s historical results for this year with the historical results for the comparable reporting periods for Mind-NRG. The unaudited pro forma financial information below is for informational purposes only and is not indicative of the results of operations or financial condition that would have been achieved if the acquisitions would have taken place at the beginning of each of the periods presented and should not be taken as indicative of the Company’s future results of operations or financial condition.

2014
Operating loss	$(57,354,314)
Loss per share	$(4.51)

NOTE 4 — ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following:

	December 31, 2015	December 31, 2014
Research and development costs and other accrued expenses (1)	$1,740,871	$422,821
Accrued bonus	725,017	327,960
Interest payable	58,750	—
Accrued severance (2)	—	636,033
Primomed research funding (3)	—	127,209
Accrued excise and franchise taxes	—	76,885
Professional fees	—	54,350
	$2,524,638	$1,645,258
(1)	Deferred rent as of December 31, 2014 of $7,226 has been reclassified to research and development costs and other accrued expenses to conform to the current year presentation.
(2)	The change in accrued severance represents payments made during the year ended December 31, 2015.
(3)	Under the terms of a research agreement with Primomed, the Company received grant funds that will be used to offset certain costs under the MIN-301 development program.

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

	Year Ended December 31,
	2015	2014
Net loss	$(27,081,632)	$(56,901,439)
Weighted average shares of common stock outstanding	23,412,181	12,724,395
Net loss per share of common stock – basic and diluted	$(1.16)	$(4.47)

The following securities outstanding at December 31, 2015 and 2014 have been excluded from the calculation of weighted average shares outstanding as their effect on the calculation of loss per share is antidilutive:

	December 31,
	2015	2014
Common stock options	3,388,698	2,076,558
Warrants	6,322,451	—

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

In January 2014, the Company renegotiated the structure of the license for MIN-101 such that the Company is required to make milestone payments upon the achievement of one development milestone totaling $0.5 million and certain commercial milestones, which could total up to $47.5 million. In addition, in the event that the Company sells the rights to the license, the licensor will be entitled to a percentage of milestone payments in the low teens and a percentage of royalties received by the Company in the low double digits. This license agreement has a term of the later of 12 years from the launch of the product in each country in the Company’s territory, or the expiration of the Company’s obligation to pay royalties.

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

In January 2014, the Company renegotiated the structure of the license for MIN-117 such that the Company is required to make milestone payments upon the achievement of certain commercial milestones up to $47.5 million. In addition, in the event that the Company sells the rights to the license, the licensor will be entitled to a percentage of milestone payments in the low teens and a percentage of royalties received by the Company in the low double digits. Under the terms of the amended agreement, the Company was required to initiate by the end of April 2015 a Phase IIa or Phase IIb study with MIN-117 in patients suffering major mood disorders where initiation is defined as first patient enrolled in the study. In April 2015, the Company amended the diligence milestone obligation under the license agreement for MIN-117 to extend the deadline to begin enrollment in a Phase IIa or Phase IIb study with MIN-117 in patients suffering major mood disorders from April 30, 2015 to June 30, 2015. As consideration for the two-month extension, the Company paid MTPC and recorded an expense of $80,000 in the year ended December 31, 2015. The Company met the enrollment milestone obligation in June 2015. This license agreement has a term of the later of 10 years from the launch of the product in each country in our territory, or the expiration of the obligation to pay royalties, upon which there is a fully paid-up, non-exclusive, perpetual, irrevocable license. Obligations to pay royalties continues, on a country-by-country basis, until the expiration of the last-to-expire patent that covers MIN-117 in each country in the Company’s territory.

The Company did not make any license payments under the agreements for the year ended December 31, 2014.

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

The Company paid a facility fee of $75,000 for access to the Term Loans and will be required to pay a final payment of 5.1% of the total amount borrowed, which has been included as a component of the debt discount and is amortized to interest expense over the term of the loans.  The Term A Loans and debt discount are as follows:

December 31, 2015
Term A Loans	$10,000,000
Less: debt discount and financing costs	(236,338)
Less: current portion	(1,434,756)
Accrued portion of final payment	174,205
Long-term portion	$8,503,111

For the year ended December 31, 2015, the Company recognized interest expense of $1.1 million, including $0.4 million related to the debt discount.

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

2016	$1,570,583
2017	4,938,713
2018	3,490,704
Total Term A Loans	$10,000,000

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

Upon the occurrence of certain events, including but not limited to the Company’s failure to satisfy its payment obligations under the Loan Agreement, the breach of certain of its other covenants under the Loan Agreement, or the occurrence of a material adverse change, the Lenders will have the right, among other remedies, to declare all principal and interest immediately due and payable, and will have the right to receive the final payment fee and, if the payment of principal and interest is due prior to maturity, the applicable Prepayment Fee. The Company believes it is in compliance with the terms and covenants in the loan agreement and a material adverse change has not occurred.

Under the Loan Agreement, the Company agreed to issue the Lenders warrants to purchase shares of its common stock upon its draw of each tranche of the Term Loans. The aggregate number of shares of common stock issuable upon exercise of the warrants is equal to 2.25% of the amount drawn of such tranche, divided by the average closing price per share of the Company’s common stock reported on the NASDAQ Global Market for the 10 consecutive trading days prior to the applicable draw.  On January 16, 2015, upon the draw of the Term A Loans, the Company issued to the Lenders warrants to purchase 40,790 shares of common stock at a per share exercise price of $5.516. The warrants were immediately exercisable upon issuance, and other than in connection with certain mergers or acquisitions, will expire on the ten-year anniversary of the date of issuance.  The fair value of the warrants was estimated at $0.2 million using a Black-Scholes model and assuming: (i) expected volatility of 100.8%, (ii) risk free interest rate of 1.83%, (iii) an expected life of 10 years and (iv) no dividend payments.  The fair value of the warrants was included as a discount to the Term A Loans and also as a component of additional paid-in capital as of December 31, 2015.

Loans Payable

In conjunction with the Mind-NRG acquisition on February 11, 2014 (discussed further in Note 3 — Business Combinations), working capital loans were executed between Mind-NRG and several stockholders or affiliates of stockholders for a maximum drawdown of $0.6 million. The loans bear interest at 8% and were repayable at the time the Company completed an IPO or December 1, 2015. The loans may be repaid at any time and contains standard terms of default, under which the interest rate would increase to 11%.

In April 2014, Mind-NRG repaid the working capital loans plus accrued interest, and certain stockholders and their affiliates subsequently executed new working capital loan agreements, with substantially identical terms, directly with the Company (the April Bridge Loan). The Company drew down the maximum $0.6 million available under the agreement in May 2014.

In May 2014, the Company entered into a new loan agreement (the May Bridge Loan) with certain stockholders and their affiliates. The Third Loan Agreement provides loan facilities to the Company up to a maximum of $1.0 million. The Third Loan Agreement bears interest at 8% per annum and was repayable at the time the Company completed an IPO or on December 1, 2015. The Third Loan Agreement contained standard terms of default, under which the interest rate would increase to 11% per annum. The Third Loan Agreement provided that any amount outstanding may be repaid at any time without penalty.

The Company drew down $1.4 million under the April and May Bridge Loan Agreements. In conjunction with the closing of the Company’s IPO on July 7, 2014, the Company repaid the outstanding principal balance under the April and May Bridge Loan agreements plus accrued interest of $11 thousand. Interest expense related to these loans during the year ended December 31, 2014 was $16 thousand.

NOTE 8 — CO-DEVELOPMENT AND LICENSE AGREEMENT

On February 12, 2014, the Company signed a co-development and license agreement with Janssen Pharmaceutica N.V. (“Janssen”) and Janssen Research & Development, LLC (“JJDC”), subject to the completion of an IPO and the payment of a $22.0 million license fee. Under the agreement, the licensor granted the Company an exclusive license, with the right to sublicense, in the European Union, Switzerland, Liechtenstein, Iceland and Norway, referred to as the Minerva Territory, under (i) certain patent and patent applications to sell products containing any orexin 2 compound, controlled by the licensor and claimed in a licensor patent right as an active ingredient and (ii) MIN-202 for any use in humans. In addition, upon regulatory approval in the Minerva Territory (and earlier if certain default events occur), the Company will have rights to manufacture MIN-202. The Company has granted to the licensor an exclusive license, with the right to sublicense, under all patent rights and know-how controlled by the Company related to MIN-202 to sell MIN-202 outside the Minerva Territory. In consideration of the licenses granted on July 7, 2014, the Company made a license fee payment of $22.0 million, which was included as a component of research and development expenses in 2014. The Company will pay a quarterly royalty percentage in the high single digits on aggregate net sales for MIN-202 products sold by the Company, its affiliates and sublicensees in the European Union. The licensor will pay a quarterly royalty percentage to the Company in the high single digits on aggregate net sales for MIN-202 products sold by the licensor outside the European Union. In accordance with the development agreement, the Company will pay 40% of MIN-202 development costs related to the joint development of any MIN-202 products. However, the Company’s share of aggregate development costs shall not exceed (i) $5.0 million for the period beginning from the effective date of the license and ending following the completion of certain Phase Ib clinical trials and animal toxicology studies, and

(ii) $24.0 million for the period beginning from the effective date of the license and ending following the completion of certain Phase II clinical trials. The licensor has a right to opt out at the end of certain development milestones, with the first milestone being the completion of a single day Phase I clinical trial in patients with Major Depressive Disorder (“MDD”). Upon opt out, the licensor will not have to fund further development of MIN-202 and the Minerva Territory will be expanded to also include all of North America. The Company would then owe the licensor a reduced royalty in the mid-single digits for all sales in the Minerva Territory. The Company has the right to terminate the license following certain development milestones the first being completion of a certain Phase Ib clinical trial in patients with insomnia and certain toxicology studies in animals. If the Company terminates the license within 45 days of this milestone, the Company must pay a termination fee equal to $3.0 million. If the Company terminates the license at any time following the last development milestone involving a certain Phase IIb clinical trial, the Company will be entitled to a royalty in the mid-single digits from sales of MIN-202 by the licensor. The licensor may also terminate the agreement for the Company’s material breach or certain insolvency events, including if the Company is unable to fund its portion of the development costs.

The Company included the $22.0 million license fee payment as a component of research and development expenses for the year ended December 31, 2014 since the licensed rights were not deemed to have an alternative future use. The Company accounts for the co-development and license agreement as a joint risk-sharing collaboration in accordance with ASC 808, Collaboration Arrangements. Payments between the Company and the licensor with respect to each party’s share of MIN-202 development costs that have been incurred pursuant to the joint development plan are recorded within research and development expenses or general and administrative expenses, as applicable, in the accompanying consolidated statements of operations due to the joint risk-sharing nature of the activities. The Company has included $ 0.2 million in other current assets for reimbursable collaborative expense incurred as of December 31, 2015. The Company paid $3.8 million and $1.2 million during the years ended December 31, 2015 and 2014, respectively, related to this agreement.

The Company entered into a common stock purchase agreement with an affiliate of the above mentioned licensor, dated as of February 12, 2014, pursuant to which, among other things, the affiliate agreed to purchase from the Company up to $26.0 million of common stock in a private placement concurrent with the closing of the IPO at a price equal to the IPO price. This investment was consummated simultaneously with the closing of an IPO in July 2014 with the purchase by the affiliate of 3,284,353 shares of common stock resulting in net proceeds to the Company of $19.7 million. The Company expects to pay up to an additional $19.0 million to Janssen through the second quarter of 2017 for the completion of certain Phase II clinical trials, in accordance with the terms of the agreement.

NOTE 9 — STOCKHOLDERS’ EQUITY

Private Placement of Common Stock and Warrants

On March 18, 2015, pursuant to a securities purchase agreement with certain accredited investors dated March 13, 2015, the Company sold in a private placement 6,281,661 shares of the Company’s common stock at a price per share of $4.81 and warrants to purchase up to an aggregate of 6,281,661 shares of common stock at a purchase price of $0.125 per warrant share, with an initial exercise price of $5.772 per share, resulting in gross proceeds of approximately $31.0 million.  All such warrants were outstanding as of December 31, 2015. The warrants will expire on March 18, 2017, two years after the date on which they were initially issued.  The Company incurred $2.5 million for placement agent fees and transaction costs which have been included as a component of additional paid-in capital, resulting in net proceeds of $28.5 million.

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

Term Loan Warrants

In connection with the Loan Agreement, the Company issued the Lenders warrants to purchase shares of its common stock upon its draw of each tranche of the Term Loans. The aggregate number of shares of common stock issuable upon exercise of the warrants is equal to 2.25% of the amount drawn of such tranche, divided by the average closing price per share of the Company’s common stock reported on the NASDAQ Global Market for the 10 consecutive trading days prior to the applicable draw.  Upon the draw of the Term A Loans, the Company issued the Lenders warrants to purchase 40,790 shares of common stock at a per share exercise price of $5.516. The warrants are immediately exercisable upon issuance, and other than in connection with certain mergers or acquisitions, will expire on the ten-year anniversary of the date of issuance.  The fair value of the warrants was estimated at $0.2 million using a Black-Scholes model and assuming: (i) expected volatility of 100.8%, (ii) risk free interest rate of 1.83%, (iii) an expected life of 10 years and (iv) no dividend payments.  The fair value of the warrants was included as a discount to the Term A Loans and also as a component of additional paid-in capital and will be amortized to interest expense over the term of the loan. All such warrants were outstanding as of December 31, 2015.

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

Common Stock Issued for Nonrecourse Notes

Sonkei had an arrangement with the consultant, whereby Sonkei issued 1,112,500 shares of its common stock in exchange for a nonrecourse note of €1,119,017 (approximately $1.5 million at December 31, 2013). The note payable was due in a single installment on April 30, 2015. The note bears interest at the rate of 0.19% per annum and is secured solely by the underlying stock. As the shares sold subject to the nonrecourse note are considered an option for accounting purposes, the Company did not record a note or shares outstanding on the balance sheet. The Company also did not recognize interest income on the note as that interest is included in the exercise price of the option. The ultimate holder of the option can only benefit from the instrument if he continues to provide services to the Company through the time of a change in control, as defined. Until a change in control is deemed probable, stock-based compensation expense will not be recorded until a change in control occurs at the then fair value of the option. The Company assumed this agreement upon the merger with Sonkei, and the Sonkei shares were converted into the Company’s common shares in accordance with the terms of the merger agreement in 2013. On March 31, 2014, the issuer of the $4.7 million nonrecourse notes, which includes accrued interest, remitted to the Company 348,926 shares of common stock with a fair value of $13.51 per share in full settlement of the outstanding note due in a cashless transaction. Additionally, the Company further modified the awards by cancelling the put option and adding a term whereby upon an IPO the award will vest. The remittance of the shares in exchange for settling the outstanding note, the cancellation of the put option, and the addition of the IPO performance condition, represents a modification of the original terms of the stock options. The effect of these changes is that the Company has modified the awards and has converted approximately 1.3 million stock options with an exercise price of $4.7 million to 926,604 shares of non-vested stock (with no exercise price). The non-vested stock remained subject to the above mentioned vesting conditions of a change in control and IPO, which are not deemed probable until they occur. As described in the preceding sentence, the effect of the modification was to replace stock options that were improbable of vesting with non-vested stock that is improbable of vesting and accordingly, the Company did not recognize stock-based compensation expense for the non-vested stock at the time that the vesting conditions are deemed probable of occurrence.  The following is a summary of common shares issued in exchange for nonrecourse notes for the year December 31, 2014:

Common Shares
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

Common Stock Issued for Convertible Promissory Notes

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

NOTE 10 — STOCK OPTION PLAN

In December 2013, the Company adopted the 2013 Equity Incentive Plan (as subsequently amended and restated, the “Plan”), which provides for the issuance of options, stock appreciation rights, stock awards and stock units. On January 1, 2015, in accordance with the terms of the Plan, the total shares authorized for issuance under the plan increased by 737,579 to 4,281,333.  This increase represents 4% of the total shares outstanding calculated as of the end of the most recent fiscal year. The exercise price per share shall not be less than the fair value of the Company’s underlying common stock on the grant date and no option may have a term in excess of ten years. Stock option activity under the Plan for the year ended December 31, 2015 is as follows:

		Weighted-Average
	Stock Options	Exercise Price
Outstanding January 1, 2015	2,076,558	$6.64

Granted	1,884,112	$5.04
Forfeited	(571,972)	$7.60
Outstanding December 31, 2015	3,388,698	$5.59
Exercisable December 31, 2015	1,054,590	$6.21

The Company uses the Black Scholes model to estimate the fair value of stock options granted.  For stock options granted during the years ended December 31, 2015 and 2014, the Company utilized the following assumptions:

	December 31, 2015	December 31, 2014
Expected term (years)	5.5-6.25	6-6.25
Risk free interest rate	1.27 - 1.98%	1.90%
Volatility	74-110%	113%
Dividend yield	0%	0%
Weighted average grant date fair value per share of common stock	$3.83	$5.81

The following table presents stock-based compensation expense included in the Company’s consolidated statements of operations:

	December 31, 2015	December 31, 2014
Research and development	$604,320	$13,099,467
General and administrative	1,597,915	4,867,144
Total	$2,202,235	$17,966,611

The weighted average grant-date fair value of stock options outstanding on December 31, 2015 was $4.49 per share. Total unrecognized compensation costs related to non-vested awards at December 31, 2015 was approximately $8.7 million and is expected to be recognized within future operating results over a period of 3.7 years. At December 31, 2015, the weighted average contractual term of the options outstanding is approximately 9.1 years. The intrinsic value of outstanding stock options at December 31, 2015 was $2.0 million.

The expected term of the employee-related options was estimated using the “simplified” method as defined by the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107, Share-Based Payment. The volatility assumption was determined by examining the historical volatilities for industry peer companies, as the Company does not have sufficient trading history for its common stock. The risk-free interest rate assumption is based on the U.S. Treasury instruments whose term was consistent with the expected term of the options. The dividend assumption is based on the Company’s history and expectation of dividend payouts. The

Company has never paid dividends on its common stock and does not anticipate paying dividends on its common stock in the foreseeable future. Accordingly, the Company has assumed no dividend yield for purposes of estimating the fair value of the options.

NOTE 11 — INCOME TAXES

Net deferred tax assets (liabilities) as of December 31, 2015 and 2014 consist of the following:

	2015	2014
Deferred tax assets:
Net operating loss carryforwards	$15,037,123	$11,384,959
Research and development tax credits	145,115	145,115
Capitalized research and development costs	9,905,448	3,067,414
Stock-based compensation	3,660,286	2,961,324
Deferred start-up and license costs	11,124,716	11,991,001
Net deferred tax assets	39,872,688	29,549,813
Valuation allowance	(39,872,688)	(29,549,813)
Net deferred tax assets	$—	$—
Deferred tax liabilities:
In-process research and development	$(13,433,760)	$(13,433,760)
Net deferred tax liabilities	$(13,433,760)	$(13,433,760)

A reconciliation between the Company’s effective tax rate and the federal statutory rate for the years ended December 31, 2015 and 2014 are as follows:

	2015	2014
Federal statutory rate	(34.00%)	(34.00%)
Permanent differences	0.53%	4.27%
State income taxes	(5.20%)	(4.62%)
Valuation allowance	38.67%	34.35%
Effective tax rate	0.00%	0.00%

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical losses and the uncertainty of future taxable income over the periods which the Company will realize the benefits of its net deferred tax assets, management believes it is more likely than not that the Company will not realize the benefits on the balance of its net deferred tax asset and, accordingly, the Company has established a full valuation allowance on its net deferred tax assets. The valuation allowance increased by approximately $10.3 million and $20.7 million during the years ended December 31, 2015 and 2014, respectively.

As of December 31, 2015, the Company had approximately $36.1 million of Federal net operating losses that will begin to expire in 2027. As of December 31, 2015, the Company's wholly owned subsidiary had approximately $4.9 million of operating losses in Switzerland that will begin to expire in 2018. As of December 31, 2015, the Company had approximately $7.8 million of New Jersey and $20.6 million of Massachusetts operating losses that will begin to expire in 2029 and 2033, respectively. During the year ended December 31, 2015, approximately $2.6 million of New Jersey operating losses expired. As of December 31, 2015, the Company had approximately $0.2 million of federal research and development credits that will begin to expire in 2027. The Internal Revenue Code (“IRC”) limits the amounts of net operating loss carryforwards that a company may use in any one year in the event of certain cumulative changes in ownership over a three-year period as described in Section 382 of the IRC. The Company has not performed a detailed analysis to determine whether an ownership change has occurred as of December 31, 2015.

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

NOTE 12 — COMMITMENTS

In September 2014, the Company entered into a lease agreement for 4,043 square feet of office space in Waltham, MA. The term of the lease is approximately 2 years, and the Company is required to make monthly rental payments commencing December 2014. Estimated annual rent payable under this operating lease is approximately $0.1 million per year in each of the two years. The Company incurred rent expense of $0.1 million in each of the years ended December 31, 2015 and 2014.

NOTE 13 — RELATED PARTY TRANSACTIONS

The Company reimbursed certain expenses paid by its investors incurred on behalf of the Company. For the years ended December 31, 2015 and 2014, these reimbursements were zero and $268,990, respectively.

An investor provided accounting and other services to the Company. For the years ended December 31, 2015 and 2014, the total expense recognized in operating results in connection with services provided was zero and $35,000, respectively.

For the year ended December 31, 2014, the Company retained the services of certain consultants who were also stockholders of the Company (see Note 9 – Stockholders’ Equity). The total expense recognized by the Company in connection with these consulting services was zero and $247,400 for the years ended December 31, 2015 and 2014, respectively.

The Company’s convertible promissory notes were held by certain stockholders. Also refer to Note 8 – Co-Development and License agreement and Note 9 – Stockholder’s Equity for additional related party transactions.

NOTE 14 — QUARTERLY RESULTS (Unaudited)

	Three Months Ended
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
	(in thousands, except per share data)
Total revenues	$—	$—	$—	$—
Operating loss	(5,878)	(6,332)	(5,705)	(8,194)
Net loss	(6,093)	(6,610)	(5,939)	(8,439)
Loss per share, basic and diluted	$(0.31)	$(0.27)	$(0.24)	$(0.34)

	Three Months Ended
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
	(in thousands, except per share data)
Total revenues	$—	$—	$—	$—
Operating loss	(2,623)	(17,650)	(27,151)	(7,446)
Net loss	(2,938)	(19,366)	(27,155)	(7,442)
Loss per share, basic and diluted	$(0.43)	$(2.55)	$(1.53)	$(0.40)

NOTE 15 — SUBSEQUENT EVENTS

The Company evaluated subsequent events for financial reporting purposes through the date which the financial statements were issued to determine whether any events occurred that required disclosure in the accompanying consolidated financial statements.

Stock Option Plan

On January 1, 2016, in accordance with the terms of the Company’s 2013 Equity Incentive Plan, the total shares authorized for issuance under the plan increased by 750,000 to 5,031,333.  This increase represents the lessor of 750,000 shares or 4% of the total shares outstanding calculated as of the end of the most recent fiscal year.

Related Party Transaction

In January 2016 the Company entered into a services agreement with V-Watch SA, or V-Watch, for approximately $105,000 for the use of V-Watch’s SomnoArt device for monitoring sleep in the MIN-101 Phase IIb and MIN-117 Phase IIa trials. The Company’s Chief Executive Officer is the chairman of the board of directors of V-Watch and funds affiliated with stockholder Index Ventures hold greater than 10% of the outstanding capital stock of V-Watch.

Warrant Exercises

In January and February 2016, certain investors in the Company’s March 2015 private placement exercised their warrants and received an aggregate of 3,039,514 shares of the Company’s common stock. The Company received gross proceeds of approximately $17.5 million from the exercise of these warrants.

Loan Modification

In February 2016, the Company entered into a second amendment to the Loan and Security Agreement with Oxford and SVB extending the deadline for meeting the clinical milestones required to draw down the Term B Loans from March 31, 2016 to June 30, 2016.

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

Our management, with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2015. Based on the evaluation of our disclosure controls and procedures as of December 31, 2015, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

Management Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f). Internal control over financial reporting is a process designed under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

As of December 31, 2015, our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 Framework). Based on this assessment, our management concluded that, as of December 31, 2015, our internal control over financial reporting was effective based on those criteria. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

This annual report does not include an attestation report of our registered public accounting firm due to a transition period established by the JOBS Act for emerging growth companies.

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting during the Company’s fourth quarter that would have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	Other Information

None.

Part III

ITEM 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item 10 will be contained in the sections entitled “Election of Directors,” “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” appearing in the definitive proxy statement we will file in connection with our 2016 Annual Meeting of Stockholders and is incorporated by reference herein. The information required by this item relating to executive officers may be found in Part I, Item 1 of this report under the heading “Business—Executive Officers” and is incorporated herein by reference.

ITEM 11.	Executive Compensation

The information required by this Item 11 will be contained in the sections entitled “Executive and Director Compensation,” “Executive and Director Compensation—Compensation Committee Interlocks and Insider Participation” and “Executive and Director Compensation—Compensation Committee Report” appearing in the definitive proxy statement we will file in connection with our 2016 Annual Meeting of Stockholders and is incorporated by reference herein.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 will be contained in the sections entitled “Ownership of Our Common Stock” and “Executive and Director Compensation—Equity Compensation Plan Information” appearing in the definitive proxy statement we will file in connection with our 2016 Annual Meeting of Stockholders and is incorporated by reference herein.

ITEM 13.	Certain Relationships and Related Person Transactions, and Director Independence

The information required by this Item 13 will be contained in the sections entitled “Certain Relationships and Related Person Transactions” appearing in the definitive proxy statement we will file in connection with our 2016 Annual Meeting of Stockholders and is incorporated by reference herein.

ITEM 14.	Principal Accounting Fees and Services

The information required by this Item 14 will be contained in the section entitled “Corporate Governance—Principal Accountant Fees and Services” appearing in the definitive proxy statement we will file in connection with our 2016 Annual Meeting of Stockholders and is incorporated by reference herein.

Part IV

ITEM 15.	Exhibits and Financial Statement Schedules
(a)	Documents filed as part of Form 10-K.
(1)	Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2015 and 2014

Consolidated Statements of Operations for the Years Ended December 31, 2015 and 2014

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2015 and 2014

Consolidated Statements of Cash Flows for the Years Ended December 31, 2015 and 2014

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

MINERVA NEUROSCIENCES, INC.

By:
/s/ Remy Luthringer, Ph.D.
Remy Luthringer, Ph.D.
President and Chief Executive Officer

Date: March 14, 2016

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Remy Luthringer, Ph.D. and Geoffrey Race, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or either of them, or their or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Remy Luthringer, Ph.D.	President, Chief Executive Officer and Member of the Board of Directors (Principal Executive Officer)	March 14, 2016
Remy Luthringer, Ph.D.

/s/ Geoffrey Race	Chief Financial Officer (Principal Financial Officer)	March 14, 2016
Geoffrey Race

/s/ Frederick Ahlholm	Chief Accounting Officer (Principal Accounting Officer)	March 14, 2016
Frederick Ahlholm

/s/ Marc D. Beer	Chairman of the Board of Directors	March 14, 2016
Marc D. Beer

/s/ Francesco de Rubertis, Ph.D.	Member of the Board of Directors	March 14, 2016
Francesco de Rubertis, Ph.D.

/s/ David Kupfer, MD	Member of the Board of Directors	March 14, 2016
David Kupfer, MD

/s/ Fouzia Laghrissi-Thode, MD	Member of the Board of Directors	March 14, 2016
Fouzia Laghrissi-Thode, MD

/s/ Michèle Ollier, MD	Member of the Board of Directors	March 14, 2016
Michèle Ollier, MD

/s/ Nico Vandervelpen	Member of the Board of Directors	March 14, 2016
Nico Vandervelpen

/s/ Jan van Heek	Member of the Board of Directors	March 14, 2016
Jan van Heek

EXHIBIT INDEX

The following exhibits are filed as part of this Annual Report on Form 10-K or are incorporated herein by reference.

Exhibit No.	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith

2.1	Agreement and Plan of Merger of Sonkei Pharmaceuticals, Inc. with and into Cyrenaic Pharmaceuticals, Inc., dated as of November 12, 2013	S-1	333-195169	10.11	April 9, 2014
2.2	Certificate of Merger Merging Sonkei Pharmaceuticals, Inc. with and into Cyrenaic Pharmaceuticals, Inc., dated as of November 12, 2013	S-1/A	333-195169	3.3	June 10, 2014
3.1	Amended and Restated Certificate of Incorporation of the Registrant	S-1/A	333-195169	3.1	June 10, 2014
3.2	Amended and Restated Bylaws of the Registrant	S-1/A	333-195169	3.2	June 10, 2014
4.1	Form of Common Stock Certificate	S-1/A	333-195169	4.1	June 10, 2014
4.2	Investor Rights Agreement among the Registrant f/k/a Cyrenaic Pharmaceuticals, Inc. and certain of its security holders, dated as of August 29, 2007	S-1/A	333-195169	4.2	June 10, 2014
4.3	Amendment No. 1 to Investor Rights Agreement among the Registrant and certain of its security holders, dated as of December 20, 2013	S-1/A	333-195169	4.2	June 10, 2014
10.1	Share Purchase Agreement between the Registrant, Mind-NRG SA and Various Shareholders dated as of February 11, 2014	S-1	333-195169	10.13	April 9, 2014
10.2	Common Stock Purchase Agreement between Johnson & Johnson Development Corporation and the Registrant, dated as of February 13, 2014	S-1	333-195169	10.14	April 9, 2014
10.3	Loan Agreement by and among certain stockholders and their affiliates and the Registrant, dated as of April 30, 2014	S-1/A	333-195169	10.26	June 10, 2014
10.4	Loan Agreement by and among certain stockholders and their affiliates and the Registrant, dated as of May 23, 2014	S-1/A	333-195169	10.27	June 10, 2014
10.5	Stock Purchase Agreement between Care Capital Investments III LP, Index Ventures III L.P. and the Registrant f/k/a Cyrenaic Pharmaceuticals, Inc., dated as of August 29, 2007	S-1	333-195169	10.19	April 9, 2014
10.6	Amendment No. 1 to Stock Purchase Agreement between Care Capital Investments III LP, Index Ventures III L.P. and the Registrant and various Shareholders, dated as of March 28, 2014	S-1	333-195169	10.20	April 9, 2014
10.7	Stock Repurchase Agreement between Wint2felden Holding SA and the Registrant, dated as of March 31, 2014	S-1	333-195169	10.21	April 9, 2014

Exhibit No.	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.8†	Employment Agreement between Remy Luthringer and Mind-NRG SA, the Registrant's subsidiary, dated as of April 8, 2014	S-1	333-195169	10.22	April 9, 2014
10.9†	Employment Agreement between Geoff Race and Mind-NRG SA, the Registrant's subsidiary, dated as of April 8, 2014	S-1	333-195169	10.23	April 9, 2014
10.10†	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers	S-1/A	333-195169	10.1	June 10, 2014
10.11*	License Agreement between Mitsubishi Pharma Corporation and the Registrant f/k/a Cyrenaic Pharmaceuticals, Inc., dated as of August 30, 2007	S-1/A	333-195169	10.2	June 10, 2014
10.12*	Amendment to License Agreement between Mitsubishi Tanabe Pharma Corporation and the Registrant f/k/a Cyrenaic Pharmaceuticals, Inc., dated as of June 16, 2011	S-1/A	333-195169	10.3	June 10, 2014
10.13*	Second Amendment to License Agreement between Mitsubishi Tanabe Pharma Corporation and the Registrant, dated as of January 20, 2014	S-1/A	333-195169	10.4	June 10, 2014
10.14*	License Agreement between Mitsubishi Tanabe Pharma Corporation and the Registrant as successor in interest to Sonkei Pharmaceuticals, Inc., dated as of September 1, 2008	S-1/A	333-195169	10.5	June 10, 2014
10.15*	Amendment to License Agreement between Mitsubishi Tanabe Pharma Corporation and the Registrant, dated as of January 20, 2014	S-1/A	333-195169	10.6	June 10, 2014
10.16*	Co-Development and License Agreement between Janssen Pharmaceutica, N.V. and the Registrant, dated as of February 13, 2014	S-1/A	333-195169	10.7	June 10, 2014
10.17†	Employment Agreement between Joseph Reilly and the Registrant, dated as of December 23, 2013	S-1/A	333-195169	10.9	June 10, 2014
10.18†	Amended and Restated 2013 Equity Incentive Plan of the Registrant	S-1/A	333-195169	10.24	June 10, 2014
10.19	Loan and Security Agreement by and among Oxford Finance LLC, Silicon Valley Bank and the Registrant, dated as of January 16, 2015	8-K	001-36517	10.1	January 20, 2015
10.20	Form of Securities Purchase Agreement between certain investors referenced therein and the Registrant, dated as of March 13, 2015	8-K	001-36517	10.1	March 18, 2015
10.21	Form of Warrant to Purchase Common Stock of the Registrant	8-K	001-36517	10.2	March 18, 2015
10.22	Form of Registration Rights Agreement between certain investors referenced therein and the Registrant, dated as of March 13, 2015	8-K	001-36517	10.3	March 18, 2015
10.23	Separation and Release Agreement between Rogerio Vivaldi Coelho and the Registrant, dated as of November 30, 2014	10-K	001-36517	10.30	March 26, 2015

Exhibit No.	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.24	Second Amendment to License Agreement between Mitsubishi Tanabe Pharma Corporation and the Registrant, dated as of April 21, 2015	10-Q	001-36517	10.5	May 7, 2015
10.25†	Minerva Neurosciences, Inc. Non-Employee Director Compensation Plan (effective July 1, 2015)	8-K	001-36517	10.1	June 18, 2015
10.26	First Amendment to Loan and Security Agreement, dated as of August 27, 2015, by and among Oxford Finance LLC, Silicon Valley Bank and the Registrant	8-K	001-36517	10.1	August 28, 2015
10.27†	Employment Agreement between Fred Ahlholm and the Registrant, dated as of May 30, 2014	10-Q	001-36517	10.2	November 5, 2015
21.1	List of Subsidiaries					X
23.1	Consent of Deloitte & Touche, LLP, independent registered public accounting firm					X
24.1	Power of Attorney (included on the Signature page of this Annual Report on Form 10-K)					X
31.1**	Certification of Chief Executive Officer (Principal Executive Officer) pursuant to Section 302 of Sarbanes-Oxley Act of 2002					X
31.2**	Certification of Chief Financial Officer (Principal Financial Officer) pursuant to Section 302 of Sarbanes-Oxley Act of 2002					X
32.1**	Certification of Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) pursuant to Section 906 of Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

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