Form 10-Q
period 2016-03-31
Minerva Neurosciences, Inc.
filed 2016-05-03
CIK 1598646

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

The number of shares of Registrant’s Common Stock, $0.0001 par value per share, outstanding as of April 28, 2016 was 27,942,145.

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

PART I – Financial Information

Item 1 – Financial Statements

MINERVA NEUROSCIENCES, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
	2016	2015
Assets
Current assets
Cash and cash equivalents	$34,822,042	$14,284,054
Marketable securities	9,817,812	17,920,632
Restricted cash	80,000	80,000
Prepaid expenses and other current assets	617,780	1,196,136
Total current assets	45,337,634	33,480,822

Equipment, net	21,850	26,170
In-process research and development	34,200,000	34,200,000
Goodwill	14,869,399	14,869,399
Total assets	$94,428,883	$82,576,391

Liabilities and Stockholders’ Equity
Current liabilities
Notes payable - current portion	$2,643,626	$1,434,756
Accounts payable	1,223,959	1,360,569
Accrued expenses and other current liabilities	3,101,876	2,524,638
Total current liabilities	6,969,461	5,319,963
Notes payable - noncurrent	7,376,213	8,503,111
Deferred taxes	13,433,760	13,433,760
Total liabilities	27,779,434	27,256,834
Commitments and contingencies

Stockholders’ equity
Preferred stock; $0.0001 par value; 100,000,000 shares authorized; none issued or outstanding as of March 31, 2016 and December 31, 2015, respectively	-	-
Common stock; $0.0001 par value; 125,000,000 shares authorized; 27,942,145 and 24,721,143 shares issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	2,794	2,472
Additional paid-in capital	176,463,927	157,129,947
Accumulated deficit	(109,817,272)	(101,812,862)
Total stockholders’ equity	66,649,449	55,319,557
Total liabilities and stockholders’ equity	$94,428,883	$82,576,391

See accompanying notes to condensed consolidated financial statements

MINERVA NEUROSCIENCES, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Expenses
Research and development	$5,374,864	$3,961,205
General and administrative	2,382,042	1,917,293
Total expenses	7,756,906	5,878,498
Loss from operations	(7,756,906)	(5,878,498)

Foreign exchange (losses) gains	(9,512)	15,960
Investment income	32,364	-
Interest expense	(270,356)	(230,709)
Net loss	$(8,004,410)	$(6,093,247)

Net loss per share, basic and diluted	$(0.29)	$(0.31)
Weighted average shares outstanding, basic and diluted	27,202,710	19,416,629

See accompanying notes to condensed consolidated financial statements

MINERVA NEUROSCIENCES, INC.

Condensed Consolidated Statement of Changes in Stockholders’ Equity

(Unaudited)

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-In Capital	Deficit	Total
Balances at December 31, 2015	24,721,143	$2,472	$157,129,947	$(101,812,862)	$55,319,557
Exercise of common stock warrants	3,039,514	304	17,543,771	-	17,544,075
Issuance of common stock	181,488	18	999,981		999,999
Stock-based compensation	-	-	790,228	-	790,228
Net loss	-	-	-	(8,004,410)	(8,004,410)
Balances at March 31, 2016	27,942,145	$2,794	$176,463,927	$(109,817,272)	$66,649,449

See accompanying notes to condensed consolidated financial statements

MINERVA NEUROSCIENCES, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(8,004,410)	$(6,093,247)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,320	9,711
Amortization of debt discount recorded as interest expense	94,116	67,124
Amortization of marketable securities premium	59,820	-
Stock-based compensation expense	790,228	336,368
Changes in operating assets and liabilities
Prepaid expenses	566,212	253,662
Accounts payable	(136,610)	254,529
Accrued expenses and other current liabilities	577,238	26,181
Accrued collaborative expenses	-	238,922
Other noncurrent liabilities	-	(2,565)
Net cash used in operating activities	(6,049,086)	(4,909,315)

Cash flows from investing activities:
Proceeds from the maturity and redemption of marketable securities	8,043,000	-
Restricted cash	-	(4,986)
Net cash provided by (used in) investing activities	8,043,000	(4,986)

Cash flows from financing activities:
Proceeds from exercise of common stock warrants	17,544,075	-
Proceeds from notes payable	-	10,000,000
Costs paid in connection with notes payable	-	(195,656)
Proceeds from sale of common stock in private placement	999,999	30,999,999
Costs paid in connection with private placement	-	(2,234,759)
Net cash provided by financing activities	18,544,074	38,569,584
Net increase in cash and cash equivalents	20,537,988	33,655,283

Cash and cash equivalents
Beginning of period	14,284,054	18,545,702
End of period	$34,822,042	$52,200,985
Supplemental disclosures
Cash paid for interest	$176,250	$88,125
Incurred but unpaid private placement costs	$-	$238,430

See accompanying notes to condensed consolidated financial statements

MINERVA NEUROSCIENCES, INC.

Notes to Condensed Consolidated Financial Statements

As of March 31, 2016 and for the Three Months Ended March 31, 2016 and 2015

(Unaudited)

NOTE 1 — NATURE OF OPERATIONS AND LIQUIDITY

Nature of Operations

Minerva Neurosciences, Inc. (“Minerva” or the “Company”) is a clinical-stage biopharmaceutical company focused on the development and commercialization of a portfolio of product candidates to treat patients suffering from central nervous system (“CNS”), diseases. The Company has acquired or in-licensed four development-stage proprietary compounds that it believes have innovative mechanisms of action with potentially positive therapeutic profiles. The Company’s lead product candidate is MIN-101, a compound for the treatment of patients with schizophrenia. In addition, the Company’s portfolio includes MIN-202 (also known as JNJ-42847922), a compound the Company is co-developing with Janssen Pharmaceutica NV (“Janssen”), for the treatment of patients suffering from primary and comorbid insomnia; MIN-117, a compound the Company is developing for the treatment of patients suffering from major depressive disorder (“MDD”); and MIN-301, a compound the Company is developing for the treatment of patients suffering from Parkinson’s disease.

In November 2013, the Company merged with Sonkei Pharmaceuticals Inc. (“Sonkei”), a clinical-stage biopharmaceutical company and, in February 2014, the Company acquired Mind-NRG, a pre-clinical-stage biopharmaceutical company. The Company refers to these transactions as the Sonkei Merger and Mind-NRG Acquisition, respectively. The Company holds licenses to MIN-101 and MIN-117 from Mitsubishi Tanabe Pharma Corporation (“MTPC”) with the rights to develop, sell and import MIN-101 and MIN-117 globally, excluding most of Asia. With the acquisition of Mind-NRG, the Company obtained exclusive rights to develop and commercialize MIN-301. The Company has also entered into a co-development and license agreement with Janssen, for the exclusive rights to develop and commercialize MIN-202 in the European Union, subject to royalty payments to Janssen, and royalty rights for any sales outside the European Union.

Going Concern

The Company has limited capital resources and has incurred recurring operating losses and negative cash flows from operations since inception. As of March 31, 2016, the Company has an accumulated deficit of approximately $109.8 million. Management expects to continue to incur operating losses and negative cash flows from operations. The Company has financed its operations to date from proceeds from the sale of common stock, warrants, loans and convertible promissory notes.

The Company believes that its cash on hand at March 31, 2016 will be sufficient to fund the Company’s operations into the second quarter of 2017.  The Company has the ability to adjust its operating plan spending levels based on future trial results and the timing of future fund raising and partnering activities.

The Company will need to raise additional capital in order to continue to fund operations and fully fund later stage clinical development programs. The Company believes that it will be able to obtain additional working capital through equity financings or other arrangements to fund future operations; however, there can be no assurance that such additional financing, if available, can be obtained on terms acceptable to the Company.  If the Company is unable to obtain such additional financing, future operations would need to be scaled back or discontinued.

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

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim reporting and the requirements of the Securities and Exchange Commission (“SEC”) in accordance with Regulation S-X, Rule 10-01. Under those rules, certain notes and financial information that are normally required for annual financial statements can be condensed or omitted. In the opinion of the Company’s management, the accompanying financial statements contain all adjustments (consisting of items of a normal and recurring nature) necessary to present fairly the financial position as of March 31, 2016 and the results of operations for the three months ended March 31, 2016 and 2015 and cash flows for the three months ended March 31, 2016 and 2015. The results of operations for the three months ended March 31, 2016, are not necessarily indicative of the results to be expected for the full year. When preparing financial statements in conformity with GAAP, management must make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates. The consolidated balance sheet as of December 31, 2015 was derived from the audited annual financial statements. The accompanying unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements for the years ended December 31, 2015 and 2014 included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 filed with the SEC on March 14, 2016.

Consolidation

The accompanying consolidated financial statements include the results of the Company and its wholly-owned subsidiaries, Mind-NRG Sarl and Minerva Neurosciences Securities Corporation.  Intercompany transactions have been eliminated.

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

Restricted cash

Cash accounts with any type of restriction are classified as restricted. The Company maintained restricted cash balances as collateral for corporate credit cards in the amount of $80,000 at March 31, 2016 and December 31, 2015.

Marketable securities

Marketable securities consist of corporate debt securities maturing in twelve months or less. Based on the Company’s intentions regarding its marketable securities, all marketable securities are classified as held-to-maturity and are carried at amortized cost. The Company’s investments in marketable securities are classified as Level 2 within the fair value hierarchy. As of March 31, 2016, remaining final maturities of marketable securities ranged from May 2016 to October 2016, with a weighted average remaining maturity of approximately 4 months. The following table provides the amortized cost basis, aggregate fair value, unrealized losses (there were no unrealized gains) and the net carrying value of investments in held-to-maturity securities as of March 31, 2016:

	March 31, 2016
	Amortized	Aggregate	Unrealized	Net Carrying
	Cost	Fair Value	Losses	Value
Marketable securities:
Corporate bonds - current	$9,817,812	$9,810,252	$7,560	$9,817,812
Marketable securities	$9,817,812	$9,810,252	$7,560	$9,817,812

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

In July 2014, the Company entered into a co-development and license agreement. The Company accounts for the co-development and license agreement as a joint risk-sharing collaboration in accordance with ASC 808, Collaboration Arrangements. Costs between the Company and the licensor with respect to each party’s share of development costs that have been incurred pursuant to the joint development plan are recorded within research and development expenses or general and administrative expenses, as applicable, in the accompanying consolidated financial statements due to the joint risk-sharing nature of the activities. The Company has included $0.1 million in prepaid expenses and other current assets as of March 31, 2016 related to this agreement.

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

The amounts capitalized are being accounted for as indefinite-lived intangible assets, subject to impairment testing, until completion or abandonment of research and development efforts associated with the project. An IPR&D asset is considered abandoned when it ceases to be used (that is, research and development efforts associated with the asset have ceased, and there are no plans to sell or license the asset or derive defensive value from the asset). At that point, the asset is considered to be disposed of and is written off. Upon successful completion of each project, the Company will make a determination about the then remaining useful life of the intangible asset and begin amortization. The Company tests its indefinite-lived intangibles, IPR&D assets, for impairment annually on November 30 and more frequently if events or changes in circumstances indicate that it is more likely than not that the asset is impaired. When testing indefinite-lived intangibles for impairment, the Company may assess qualitative factors for its indefinite-lived intangibles to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the asset is impaired. Alternatively, the Company may bypass this qualitative assessment for some or all of its indefinite-lived intangibles and perform the quantitative impairment test that compares the fair value of the indefinite- lived intangible asset with the asset’s carrying amount. There was no impairment of IPR&D for the three months ended March 31, 2016 or 2015.

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

Loss per share

Basic loss per share excludes dilution and is computed by dividing net loss by the weighted-average number of shares of common stock outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the earnings of the entity. The Company had a net loss in all periods presented, thus the inclusion of stock options and warrants would be anti-dilutive to net loss per share.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk are primarily cash, cash equivalents and marketable securities. The Company maintains its cash and cash equivalent balances in the form of business checking accounts and money market accounts, the balances of which, at times, may exceed federally insured limits. Exposure to cash and cash equivalents credit risk is reduced by placing such deposits with major financial institutions and monitoring their credit ratings. Marketable securities consist primarily of corporate bonds, with fixed interest rates. Exposure to credit risk of marketable securities is reduced by maintaining a diverse portfolio and monitoring their credit ratings.

Long-lived assets

The Company reviews the recoverability of all long-lived assets, including the related useful lives, whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset might not be recoverable. If required, the Company compares the estimated undiscounted future net cash flows to the related asset’s carrying value to determine whether there has been an impairment. If an asset is considered impaired, the asset is written down to fair value, which is based either on discounted cash flows or appraised values in the period the impairment becomes known. The Company believes that all long-lived assets are recoverable, and no impairment was deemed necessary at March 31, 2016 and 2015.

Goodwill

The Company tests its goodwill for impairment annually, or whenever events or changes in circumstances indicate an impairment may have occurred, by comparing its reporting unit’s carrying value to its implied fair value. Impairment may result from, among other things, deterioration in the performance of the acquired business, adverse market conditions, adverse changes in applicable laws or regulations and a variety of other circumstances. If the Company determines that an impairment has occurred, it is required to record a write-down of the carrying value and charge the impairment as an operating expense in the period the determination is made. In evaluating the recoverability of the carrying value of goodwill, the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the acquired assets. Changes in strategy or market conditions could significantly impact those judgments in the future and require an adjustment to the recorded balances. The Company tested its goodwill for impairment as of November 30. There was no impairment of goodwill for the three months ended March 31, 2016 and 2015.

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

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The new standard requires management to assess the entity’s ability to continue as a going concern, and to provide related note disclosures in certain circumstances. The provisions of this guidance are effective for annual periods beginning after December 15, 2016, and for interim periods therein. This guidance is not expected to have an impact on the Company’s consolidated financial statements or disclosures.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases. The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is currently evaluating the impact of the pending adoption of the new standard on the Company’s consolidated financial statements.

In March 2016, the FASB issued Accounting Standards Update No 2016-09, Compensation – Stock Compensation (Topic 718). The new standard simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. Under this guidance, a company recognizes all excess tax benefits and tax deficiencies as income tax expense or benefit in the statement of operations. This change eliminates the notion of the additional paid-in capital pool and reduces the complexity in accounting for excess tax benefits and tax deficiencies. The new standard is effective for public companies for annual reporting periods beginning after December 15, 2016, including interim periods within those annual reporting periods; however, early adoption is allowed. The Company is currently evaluating the impact of the pending adoption of the new standard on the Company’s consolidated financial statements.

NOTE 3 — ACCRUED EXPENSES

Accrued expenses and other liabilities consist of the following:

	March 31, 2016	December 31, 2015
Research and development costs and other accrued expenses	$2,824,807	$1,740,871
Accrued bonus	190,571	725,017
Interest payable	58,750	58,750
Vacation pay	27,748	-
	$3,101,876	$2,524,638

NOTE 4 — NET LOSS PER SHARE OF COMMON STOCK

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

	Three Months Ended
	March 31,
	2016	2015
Net loss	$(8,004,410)	$(6,093,247)
Weighted average shares of common stock outstanding	27,202,710	19,416,629
Net loss per share of common stock – basic and diluted	$(0.29)	$(0.31)

The following securities outstanding at March 31, 2016 and 2015 have been excluded from the calculation of weighted average shares outstanding as their effect on the calculation of loss per share is antidilutive:

	March 31,
	2016	2015
Common stock options	3,388,698	2,081,558
Warrants	3,282,937	6,322,451

NOTE 5 — DEBT

Loan and Security Agreement

On January 16, 2015, the Company entered into a Loan and Security Agreement (as amended, the “Loan Agreement”) with Oxford Finance LLC (“Oxford”) and Silicon Valley Bank (“SVB” and, together with Oxford, the “Lenders”), providing for term loans to the Company in an aggregate principal amount of up to $15 million, in two tranches.

The Company drew down the initial term loans in the aggregate principal amount of $10 million (the “Term A Loans”), on January 16, 2015. The Term A Loans bear interest at a fixed rate of 7.05% per annum. On or prior to June 30, 2016, the Company may borrow additional term loans or Term B Loans, together with the Term A Loans, (the “Term Loans”), in the aggregate principal amount up to $5 million, subject to the satisfaction of certain borrowing conditions, including its achievement of primary endpoints on its Phase IIa trials for its MIN-117 and MIN-202 programs. The Term B Loans will bear interest at a fixed rate per annum of the greater of (i) 7.05% or (ii) the sum of (a) the prime rate reported in The Wall Street Journal three (3) business days prior to the funding date of the Term B Loans, plus (b) 3.80%.

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

In February 2016, the Company entered into a Second Amendment to the Loan and Security Agreement with the Lenders extending the deadline for meeting the clinical milestones required to draw down the Term B Loans from March 31, 2016 to June 30, 2016.

The Company paid a facility fee of $75,000 for access to the Term Loans and will be required to pay a final payment of 5.1% of the total amount borrowed, which has been included as a component of the debt discount and is amortized to interest expense over the term of the loans.  The Term A Loans and debt discount are as follows:

March 31, 2016

Term A Loans	$10,000,000
Less: debt discount and financing costs	(202,226)
Less: current portion	(2,643,626)
Accrued portion of final payment	222,065
Long-term portion	$7,376,213

For the three months ended March 31, 2016 and 2015, the Company recognized interest expense of $0.3 million and $0.2 million, respectively, including $0.1 million and $0.1 million, respectively, related to the debt discount.

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

The Company’s obligations under the Loan Agreement are secured by a first priority security interest in substantially all of its assets, other than its intellectual property. The Company has also agreed not to pledge or otherwise encumber its intellectual property assets, except that it may grant certain exclusive and non-exclusive licenses of its intellectual property as set forth in the Loan Agreement. In addition, the Company pledged all of its equity interests in Minerva Neurosciences Securities Corporation and 65% of its equity interests in Mind-NRG, Sarl as security for its obligations under the Loan Agreement.

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

NOTE 6 — CO-DEVELOPMENT AND LICENSE AGREEMENT

On February 12, 2014, the Company signed a co-development and license agreement with Janssen, subject to the completion of an initial public offering and the payment of a $22.0 million license fee. Under the agreement, the licensor granted the Company an exclusive license, with the right to sublicense, in the European Union, Switzerland, Liechtenstein, Iceland and Norway, referred to as the Minerva Territory, under (i) certain patent and patent applications to sell products containing any orexin 2 compound, controlled by the licensor and claimed in a licensor patent right as an active ingredient and (ii) MIN-202 for any use in humans. In addition, upon regulatory approval in the Minerva Territory (and earlier if certain default events occur), the Company will have rights to manufacture MIN-202, also known as JNJ-42847922. The Company has granted to the licensor an exclusive license, with the right to sublicense, under all patent rights and know-how controlled by the Company related to MIN-202 to sell MIN-202 outside the Minerva Territory. In consideration of the licenses granted on July 7, 2014, the Company made a license fee payment of $22.0 million, which was included as a component of research and development expense in 2014. The Company will pay a quarterly royalty percentage in the high single digits on aggregate net sales for MIN-202 products sold by the Company, its affiliates and sublicensees in the European Union. The licensor will pay a quarterly royalty percentage to the Company in the high single digits on aggregate net sales for MIN-202 products sold by the licensor outside the European Union.  In accordance with the development agreement, the Company will pay 40% of MIN-202 development costs related to the joint development of any MIN-202 products. However, the Company’s share of aggregate development costs shall not exceed (i) $5.0 million for the period beginning from the effective date of the license and ending following the completion of certain Phase Ib clinical trials and animal toxicology studies, and (ii) $24.0 million for the period beginning from the effective date of the license and ending following the completion of certain Phase II clinical trials.  The licensor has a right to opt out at the end of certain development milestones, with the first milestone being the completion of a single day Phase I clinical trial in patients with MDD. Upon opt out, the licensor will not have to fund further development of MIN-202 and the Minerva Territory will be expanded to also include all of North America. The Company would then owe the licensor a reduced royalty in the mid-single digits for all sales in the Minerva Territory. The Company has the right to terminate the license following certain development milestones, the first being completion of a certain Phase Ib clinical trial in patients with insomnia and certain toxicology studies in animals. If the Company terminates the license within 45 days of this milestone, the Company must pay a termination fee equal to $3.0 million. If the Company terminates the license at any time following the last development milestone involving a certain Phase IIb clinical trial, the Company will be entitled to a royalty in the mid-single digits from sales of MIN-202 by the licensor. The licensor may also terminate the agreement for the Company’s material breach or certain insolvency events, including if the Company is unable to fund its portion of the development costs.

The Company accounts for the co-development and license agreement as a joint risk-sharing collaboration in accordance with ASC 808,   Collaboration Arrangements. Payments between the Company and the licensor with respect to each party’s share of MIN-202 development costs that have been incurred pursuant to the joint development plan are recorded within research and development expenses or general and administrative expenses, as applicable, in the accompanying consolidated statements of operations due to the joint risk-sharing nature of the activities. The Company has included $ 0.1 million in other current assets for reimbursable collaborative expense incurred as of March 31, 2016. The Company paid zero and $1.2 million during the three months ended March 31, 2016 and 2015, respectively, related to this agreement.

NOTE 7 — STOCKHOLDERS’ EQUITY

Private Placement of Common Stock

On March 17, 2016, the Company entered into a common stock purchase agreement with a member of the Board of Directors, pursuant to which the Company, in a private placement, sold to the director an aggregate of 181,488 shares of the Company’s common stock, at a price per share of $5.51, for gross proceeds of approximately $1 million.

Warrant Exercises

In January and February 2016, certain investors in the Company’s March 2015 private placement exercised their warrants at an exercise price of $5.772 per share and received an aggregate of 3,039,514 shares of the Company’s common stock. The Company received gross proceeds of approximately $17.5 million from the exercise of these warrants.

Private Placement of Common Stock and Warrants

On March 18, 2015, pursuant to a securities purchase agreement with certain accredited investors dated March 13, 2015, the Company sold in a private placement 6,281,661 shares of the Company’s common stock at a price per share of $4.81 and warrants to purchase up to an aggregate of 6,281,661 shares of common stock at a purchase price of $0.125 per warrant share, with an initial exercise price of $5.772 per share, resulting in gross proceeds of approximately $31.0 million.  The warrants expire on March 18, 2017, two years after the date on which they were initially issued.  As of March 31, 2016, warrants to purchase 3,242,147 shares of common stock were outstanding. The Company incurred $2.5 million for placement agent fees and transaction costs which have been included as a component of additional paid-in capital, resulting in net proceeds of $28.5 million.

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

Term Loan Warrants

In connection with the Loan Agreement, the Company issued the Lenders warrants to purchase shares of its common stock upon its draw of each tranche of the Term Loans. The aggregate number of shares of common stock issuable upon exercise of the warrants is equal to 2.25% of the amount drawn of such tranche, divided by the average closing price per share of the Company’s common stock reported on the NASDAQ Global Market for the 10 consecutive trading days prior to the applicable draw.  Upon the draw of the Term

A Loans, the Company issued the Lenders warrants to purchase 40,790 shares of common stock at a per share exercise price of $5.516. The warrants are immediately exercisable upon issuance, and other than in connection with certain mergers or acquisitions, will expire on the ten-year anniversary of the date of issuance.  The fair value of the warrants was estimated at $0.2 million using a Black-Scholes model and assuming: (i) expected volatility of 100.8%, (ii) risk free interest rate of 1.83%, (iii) an expected life of 10 years and (iv) no dividend payments.  The fair value of the warrants was included as a discount to the Term A Loans and also as a component of additional paid-in capital and will be amortized to interest expense over the term of the loan. All such warrants were outstanding as of March 31, 2016.

NOTE 8 — STOCK OPTION PLAN

The Company adopted the 2013 Equity Incentive Plan (the “Plan”) in December 2013, which provides for the issuance of options, stock appreciation rights, stock awards and stock units. On January 1, 2016, in accordance with the terms of the Plan, the total shares authorized for issuance under the plan increased by 750,000 to 5,031,333.  This increase represents the lessor of 750,000 shares or 4% of the total shares outstanding calculated as of the end of the most recent fiscal year. The exercise price per share shall not be less than the fair value of the Company’s underlying common stock on the grant date and no option may have a term in excess of ten years. Stock option activity under the Plan is as follows:

	Shares Issuable Pursuant to Stock Options	Weighted-Average Exercise Price
Outstanding January 1, 2016	3,388,698	$5.59

Granted	-	$-
Forfeited	-	$-
Outstanding March 31, 2016	3,388,698	$5.59
Exercisable March 31, 2016	1,130,231	$6.21
Available for future grant	1,642,635

The Company uses the Black Scholes model to estimate the fair value of stock options granted.  There were no stock options granted during the three months ended March 31, 2016. For stock options granted during the three months ended March 31, 2015, the Company utilized the following assumptions:

March 31, 2015
Expected term (years)	5.5-6.25
Risk free interest rate	1.27-1.8%
Volatility	74-110%
Dividend yield	0%
Weighted average grant date fair value per share of common stock	$3.68

The Company recognized stock-based compensation expense for the three months ended March 31, 2016 and 2015 of $0.8 million and $0.3 million, respectively.  The weighted average grant-date fair value of stock options outstanding on March 31, 2016 was $4.49 per share. Total unrecognized compensation costs related to non-vested awards at March 31, 2016 was approximately $7.9 million and is expected to be recognized within future operating results over a period of 3.0 years. At March 31, 2016, the weighted average contractual term of the options outstanding is approximately 8.8 years. The intrinsic value of outstanding stock options at March 31, 2016 was $2.2 million.

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

NOTE 9 — COMMITMENTS

In September 2014, the Company entered into a lease agreement for 4,043 square feet of office space in Waltham, MA. The term of the lease is approximately 2 years, and the Company is required to make monthly rental payments commencing December 2014. Estimated annual rent payable under this operating lease is approximately $0.1 million per year in each of the two years.

In April 2016, the Company entered into an agreement to extend the term of the lease through March 31, 2018. Estimated annual rent payable under this agreement is approximately $0.1 million per year.

NOTE 10 — RELATED PARTY TRANSACTIONS

In January 2016 the Company entered into a services agreement with V-Watch SA (“V-Watch”), for approximately $105,000 for the use of V-Watch’s SomnoArt device for monitoring sleep in the MIN-101 Phase IIb and MIN-117 Phase IIa trials. The Company’s Chief Executive Officer is the chairman of the board of directors of V-Watch and funds affiliated with stockholder Index Ventures hold greater than 10% of the outstanding capital stock of V-Watch.

Also refer to Note 6 – Co-Development and License agreement and Note 7 – Stockholder’s Equity for additional related party transactions.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with our condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our annual audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2015 as filed with the Securities and Exchange Commission on March 14, 2016.

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

We have not received regulatory approvals to commercialize any of our product candidates, and we have not generated any revenue from the sales or license of our product candidates. We have incurred significant operating losses since inception. We expect to incur net losses and negative cash flow from operating activities for the foreseeable future in connection with the clinical development and the potential regulatory approval, infrastructure development and commercialization of our product candidates.

Clinical Update

MIN-101

We completed enrollment of a total of 244 patients in a Phase IIb clinical trial of MIN-101 in Europe in December 2015.  We are evaluating two doses of MIN-101 (32mg daily and 64mg daily) versus placebo, in a double-blind design over a core 12-week treatment period. The primary efficacy endpoint in this trial is to evaluate the changes from baseline of negative symptoms after three months of drug administration, as measured from the baseline in the Positive and Negative Symptom Scale, or PANSS.

We are also investigating in this trial the effects of MIN-101 on positive symptoms and overall symptoms of schizophrenia measured by PANSS and the Clinical Global Impression rating scales, as well as its effects on sleep, cognition, anxiety and mood, and clinical and biological safety, pharmacokinetics and drug plasma levels. Cognitive function, sleep, and improvement in function are also being evaluated.   Patients improving their symptomatology during the first 12 weeks of this study were provided the opportunity to enter into an extension phase of six months, which will provide additional long term safety and efficacy data. During the extension phase, all patients will receive either 32 mg or 64 mg of MIN-101.  Patients who received placebo in the core study were randomized to one of these two doses.  The last patient visit has taken place in the core 12-week treatment evaluation period of this study, and we expect to announce top line data from this period of the study in the second quarter of 2016. The extension phase is ongoing and expected to be completed during the third quarter of 2016.

MIN-117

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

The main secondary endpoints are the efficacy of MIN-117 versus placebo in onset of antidepressant response as measured by the change from Baseline in MADRS total score over 2 weeks of treatment. In addition, we will evaluate global change from baseline versus placebo in severity of illness and improvement using the Clinical Global Impression of Severity Scale and Clinical Global Impression of Improvement Scale, or CGI‑S and CGI-I, over 6 weeks of treatment.  Additional secondary endpoints include the evaluation of MIN-117 versus placebo and paroxetine on sexual functioning, cognition and objective and subjective sleep measures. Safety, tolerability and plasma levels will also be evaluated. The last patient visit has taken place in this study, and we expect to announce top line data in the second quarter of 2016.

MIN-202

In January 2016 we announced top line results from a Phase IIa trial with MIN-202 in patients with insomnia disorder without psychiatric morbidity conducted in the U.S. and Europe.  The Phase IIa trial was a randomized, placebo-controlled double-blind, two way cross-over study to evaluate treatment with MIN-202 (40 mg daily given in the evening for five consecutive days) versus placebo in 28 study participants.   Patients treated with MIN-202 in this trial were observed to have statistically significant improvements in key sleep parameters, compared to patients treated with placebo.  These parameters include sleep efficiency (SE) as measured by objective polysomnography, the primary endpoint of the trial, for which a positive efficacy signal was detected for 40 milligrams MIN-202 versus placebo (p<0.001).  Additional significant positive efficacy signals were observed for key secondary parameters in this trial, including latency to persistent sleep (LPS), wake after sleep onset (WASO), and total sleep time (TST).  Compared to placebo, MIN-202 was observed to significantly improve polysomnography parameters (p<0.001) on Days 1 and 5. On Day 5, LPS and WASO were reduced by 23.2 and 11 minutes and TST and SE increased by 39 minutes and 8.12 percent, respectively. Objective and subjective evaluations were significantly correlated.  Subjectively estimated TST, LPS, and WASO improved versus PLA by 43.1, -38.8, and -14.8 minutes, respectively. No serious adverse events were observed in this trial, and preliminary data indicate that MIN-202 was well tolerated by patients. The most common treatment-emergent adverse events associated with exposure to MIN-202 during the double-blind phase of the study were somnolence and abnormal dreams.

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

On March 11, 2016, we announced favorable top line results from the Phase Ib clinical trial in MDD with MIN-202 conducted in Europe.  The Phase Ib trial was a randomized, double-blind, parallel group study including 20 mg of MIN-202 administered in the evening, a positive control, 25 mg of diphenhydramine, and placebo, to evaluate treatment with MIN-202 in 48 subjects ages 18 to 65 years with a diagnosis of MDD who could be treated with marketed antidepressants.  MIN-202 was observed to be well tolerated by study participants over a one-month treatment duration, with no serious adverse events. Consistently greater improvements in depressive symptomatology were observed in patients randomized to receive MIN-202 compared to those randomized to receive placebo (PLA) or diphenhydramine (DPH), as measured by clinician administered rating scales, including the Hamilton Depression Rating Scale (HDRS 17). These findings support the potential of MIN-202 to have a direct effect on mood independent from its effect on sleep.  Core symptoms of depression (as measured by the HAM-D 6) were observed to be significantly improved in the MIN-202 arm when compared with PLA.

MIN-301

In January 2015, we announced results from a non-human primate study showing that treatment with an analog of MIN-301 resulted in improvements in a range of symptoms associated with a Parkinson’s disease model in primates. The results confirmed the beneficial effects of MIN-301 in non-primate preclinical models.  We believe these data provide support for advancing MIN-301 into clinical trials for the treatment of Parkinson’s disease in humans. Our next steps for the development for MIN-301 include continuing to conduct preclinical studies in preparation for an Investigational New Drug, or IND, or Investigational Medicinal Product Dossier, or IMPD filing, with a Phase I study to commence thereafter.

Financial Overview

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

In the future, we expect research and development expenses to continue to be our largest category of operating expenses and to increase as we continue our planned pre-clinical and clinical trials for our product candidates and as we hire additional research and development staff.

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

We expect to continue to incur general and administrative expenses related to operating as a public company, including increased audit and legal fees, costs of compliance with securities, corporate governance and other regulations, investor relations expenses and higher insurance premiums. In addition, we expect to incur additional costs as we hire personnel and enhance our infrastructure to support the anticipated growth of our business.

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

Interest Expense. Interest expense consists of interest incurred under our outstanding Term A loans.

Results of Operations

Comparison of Three Months Ended March 31, 2016 versus March 31, 2015

Research and Development Expenses

Total research and development expenses were $5.4 million for the three months ended March 31, 2016 compared to $4.0 million for the same period in 2015, an increase in total expense of $1.4 million.  Research and development expense in the three months ended March 31, 2016 and 2015 included non-cash stock-based compensation expenses of $0.2 million and $0.1 million, respectively. Excluding stock-based compensation, total research and development expense related to drug development programs for the three months ended March 31, 2016 and 2015 was $5.2 million and $3.9 million, respectively, an increase of $1.3 million.  This increase in research and development expense primarily reflects increased expenses related to our Phase IIb clinical trial of MIN-101, and our Phase IIa clinical trial of MIN-117. These amounts were partially offset by lower development expenses on MIN-202 as we fulfilled our funding obligation under the co-development agreement for the current development phase.

General and Administrative Expenses

Total general and administrative expenses were $2.4 million for the three months ended March 31, 2016 compared to $1.9 million for the same period in 2015, an increase of approximately $0.5 million. General and administrative expense in the three months ended March 31, 2016 and 2015 included non-cash stock-based compensation expenses of $0.6 million and $0.3 million, respectively. Excluding stock-based compensation, general and administrative expense for the three months ended March 31, 2016 and 2015 was $1.8 million and $1.6 million, respectively. This increase was primarily due to an increase in legal and professional fees during the three months ended March 31, 2016.

Foreign Exchange (Losses) Gains

Foreign exchange loss was $10 thousand for the three months ended March 31, 2016 compared to a gain of $16 thousand for the same period in 2015, an increased loss of $26 thousand. The loss was primarily due to clinical activities denominated in Euros, with more negative currency movements in 2016.

Investment Income

Investment income was $32 thousand for the three months ended March 31, 2016 compared to zero for the same period in 2015, an increase of $32 thousand. The increase was due to investment income on cash equivalents and marketable securities.

Interest Expense

Interest expense was $0.3 million for the three months ended March 31, 2016 compared to $0.2 million for the same period in 2015, an increase of $0.1 million. The increase was primarily due to a higher outstanding loan balance.

Liquidity and Capital Resources

Sources of Liquidity

We have incurred losses and cumulative negative cash flows from operations since our inception in April 2007 and, as of March 31, 2016, we had an accumulated deficit of approximately $109.8 million. We anticipate that we will continue to incur net losses for the foreseeable future as we continue the development and potential commercialization of our product candidates and to support our operations as a public company. At March 31, 2016, we had approximately $44.6 million in cash, cash equivalents and marketable securities. We believe that our cash, cash equivalents and marketable securities as of March 31, 2016, will be sufficient to fund our operations into the second quarter of 2017.

Sources of Funds

Private Placement

On March 17, 2016, we entered into a common stock purchase agreement with a member of the Board of Directors, pursuant to which we, in a private placement, sold to the director an aggregate of 181,488 shares of our common stock, at a price per share of $5.51, for gross proceeds of approximately $1 million.

Exercise of Warrants

In January and February 2016, certain investors in our March 2015 private placement exercised their warrants and received an aggregate of 3,039,514 shares of our common stock. We received gross proceeds of approximately $17.5 million from the exercise of these warrants.

Private Placement

On March 18, 2015, pursuant to a securities purchase agreement with certain accredited investors dated March 13, 2015, we sold in a private placement 6,281,661 shares of our common stock at a price per share of $4.81 and warrants to purchase up to an aggregate of 6,281,661 shares of our common stock at a purchase price of $0.125 per warrant share, with an initial exercise price of $5.772 per share for gross proceeds of approximately $31.0 million and net proceeds of approximately $28.5 million. The warrants expire on March 18, 2017, two years after the date on which they were initially issued. As of March 31, 2016, warrants to purchase 3,242,147 shares of common stock were outstanding.

Term Loans

On January 16, 2015, we entered into a Loan and Security Agreement with Oxford and SVB, providing for term loans to us in an aggregate principal amount of up to $15 million, in two tranches. We drew down the initial term loans in the aggregate principal amount of $10 million, which we refer to as the Term A Loans, on January 16, 2015. The Term A Loans bear interest at a fixed rate of 7.05% per annum. On or prior to June 30, 2016, we may borrow additional term loans, which we refer to as the Term B Loans, in the aggregate principal amount up to $5 million, subject to the satisfaction of certain borrowing conditions, including our achievement of primary endpoints on our Phase IIa trials for our MIN-117 and MIN-202 programs. The Term B Loans will bear interest at a fixed rate per annum of the greater of (i) 7.05% or (ii) the sum of (a) the prime rate reported in The Wall Street Journal three (3) business days prior to the funding date of the Term B Loans, plus (b) 3.80%. In August 2015, we entered into a First Amendment to the Loan and Security Agreement, amending certain milestones related to the six month extension of the interest-only repayment period. In February 2016, we entered into a second amendment to the Loan and Security Agreement extending the deadline for meeting the clinical milestones required to draw down the Term B Loans from March 31, 2016 to June 30, 2016.

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

Uses of Funds

To date, we have not generated any revenue. We do not know when, or if, we will generate any revenue from sales of our products or royalty payments from our collaboration with Janssen. We do not expect to generate significant revenue from product sales unless and until we obtain regulatory approval of and commercialize any of our product candidates. At the same time, we expect our expenses to increase in connection with our ongoing development activities, particularly as we continue the research, development and clinical trials of, and seek regulatory approval for, our product candidates. We also expect to continue to incur costs associated with operating as a public company. In addition, subject to obtaining regulatory approval of any of our product candidates, we expect to incur significant commercialization expenses for product sales, marketing, manufacturing and distribution.

We anticipate that we will need substantial additional funding in connection with our continuing operations and to fund Phase III clinical trials of our lead product candidates.

Until such time, if ever, as we can generate substantial revenue from product sales, we expect to finance our cash needs through a combination of equity offerings, debt financings, government or other third‑party funding, commercialization, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of our common stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Additional debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through government or other third‑party funding, commercialization, marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us. There can be no assurance that such additional funding, if available, can be obtained on terms acceptable to us. If we are unable to obtain additional financing, future operations would need to be scaled back or discontinued. Based on our current operating plan and existing cash, we expect to be able to fund our operations into the second quarter of 2017.

We expect to pay up to an additional $19.0 million to Janssen through the second quarter of 2017 for the completion of certain Phase II clinical trials, in accordance with the terms of the co-development agreement.

Under our $10.0 million Term A Loan, we expect to make principal repayments of approximately $1.6 million in 2016, $4.9 million in 2017 and $3.5 million in 2018, in accordance with the terms of the agreement.

Cash Flows

The table below summarizes our significant sources and uses of cash for the three months ended March 31, 2016 and 2015:

	Three months Ended
	March 31,
	2016	2015
	(dollars in millions)
Net cash provided by (used in):
Operating activities	$(6.0)	$(4.9)
Investing activities	8.0	-
Financing activities	18.5	38.6
Net increase in cash	$20.5	$33.7

Net Cash Used in Operating Activities

Net cash used in operating activities of approximately $6.0 million during the three months ended March 31, 2016 was primarily due to our net loss of $8.0 million and a $0.1 million decrease in accounts payable, partially offset by stock-based compensation expense of $0.8 million, an increase in accrued expenses $0.6 million, an increase of $0.5 million in prepaid expense and amortization of investments and debt discount of $0.2 million.

Net cash used in operating activities of approximately $4.9 million during the three months ended March 31, 2015 was primarily due to our net loss of $6.1 million, partially offset by stock-based compensation expense of $0.3 million, amortization of debt discount of $0.1 million, a $0.3 million decrease in prepaid expenses and a $0.5 million increase in accounts payable and accrued expenses.

Net Cash Provided by Investing Activities

Net cash provided by investing activities of approximately $8.0 million during the three months ended March 31, 2016 was due to the maturity and redemption of marketable securities.

Net Cash Provided by Financing Activities

Net cash provided by financing activities of $18.5 million during the three months ended March 31, 2016 was due to proceeds from the exercise of common stock warrants of $17.5 million and proceeds from the sale of common stock in a private placement of $1.0 million.

Net cash provided by financing activities of $38.6 million during the three months ended March 31, 2015 was primarily due to gross proceeds from the January 2015 term loans of $10.0 million and $31.0 million of gross proceeds from our March 2015 private placement less costs of $0.2 million and $2.2 million, respectively.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements as defined under SEC rules.

Critical Accounting Policies and Estimates

In our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, our most critical accounting policies and estimates upon which our financial status depends were identified as those relating to stock-based compensation; net operating losses and tax credit carryforwards; and impairment of long-lived assets. We reviewed our policies and determined that those policies remain our most critical accounting policies for the three months ended March 31, 2016.

Recent Accounting Pronouncements

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The new standard requires management to assess the entity’s ability to continue as a going concern, and to provide related note disclosures in certain circumstances. The provisions of this guidance are effective for annual periods beginning after December 15, 2016, and for interim periods therein. This guidance is not expected to have an impact on our consolidated financial statements or disclosures.

In February 2016, the Financial Accounting Standards Board, or FASB issued Accounting Standards Update No. 2016-02, Leases. The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. We are currently evaluating the impact of the pending adoption of the new standard on our consolidated financial statements.

In March 2016, the FASB issued Accounting Standards Update No 2016-09, Compensation – Stock Compensation (Topic 718). The new standard simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. Under this guidance, a company recognizes all excess tax benefits and tax deficiencies as income tax expense or benefit in the statement of operations. This change eliminates the notion of the additional paid-in capital pool and reduces the complexity in accounting for excess tax benefits and tax deficiencies. The new standard is effective for public companies for annual reporting periods beginning after December 15, 2016, including interim periods within those annual reporting periods; however, early adoption is allowed. We are currently evaluating the impact of the pending adoption of the new standard on our consolidated financial statements.

From time to time, new accounting pronouncements are issued by the FASB, and are adopted by us as of the specified effective date. Our significant accounting policies are described in Note 2 to our financial statements appearing elsewhere in this Form 10-Q. We believe that the impact of other recently issued accounting pronouncements will not have a material impact on consolidated financial position, results of operations, and cash flows, or do not apply to our operations.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

Market risk represents the risk of loss that may affect us due to adverse changes in financial market prices and rates.  Our market risk exposure is primarily related to fluctuations in interest rates.

Interest rate exposure

As of March 31, 2016, we had $9.8 million of marketable securities, which consisted primarily of corporate bonds, with fixed interest rates. These securities have a weighted-average remaining maturity of 4 months. Due to the overall short-term remaining maturities of our marketable securities, our interest rate exposure is not significant.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2016. Based on the evaluation of our disclosure controls and procedures as of March 31, 2016, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

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

Item 1A.   Risk Factors

This Quarterly Report on Form 10-Q contains forward-looking information based on our current expectations. Because our actual results may differ materially from any forward-looking statements that we make or that are made on our behalf, this section includes a discussion of important factors that could affect our actual future results, including, but not limited to, our capital resources, the progress and timing of our clinical programs, the safety and efficacy of our product candidates, risks associated with regulatory filings, risks associated with determinations made by regulatory agencies, the potential clinical benefits and market potential of our product candidates, commercial market estimates, future development efforts, patent protection, effects of healthcare reform, reliance on third parties, and other risks set forth below. The risk factors set forth below with an asterisk (*) next to the title are new risk factors or risk factors containing changes, which may be material, from the risk factors previously disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, as filed with the SEC.

Risks Related to Our Financial Position and Capital Requirements

* We have incurred significant losses since our inception. We expect to continue to incur losses over the next several years and may never achieve or maintain profitability.

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

We are not profitable and have incurred losses in each period since our inception in 2007. For the three months March 31, 2016, and 2015, we reported net losses of $8.0 million and $6.1 million, respectively. As of March 31, 2016, we had an accumulated deficit of $109.8 million.

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

* We will require additional capital to finance our operations, which may not be available to us on acceptable terms, or at all. As a result, we may not complete the development and commercialization of our product candidates or develop new product candidates.

Our operations and the historic operations of Sonkei and Mind-NRG have consumed substantial amounts of cash since inception. We expect our research and development expenses to increase substantially in connection with our ongoing activities, particularly as we advance our product candidates into clinical trials.

As of March 31, 2016, we had cash, cash equivalents and marketable securities of $44.6 million. We believe that our cash, cash equivalents and marketable securities as of March 31, 2016, will fund our projected operating requirements into the second quarter of 2017. However, circumstances may cause us to consume capital more rapidly than we currently anticipate. In any event, we will require significant additional capital to fund future clinical trials of our product candidates, and to obtain regulatory approval for, and to commercialize, our product candidates.

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

* As of March 31, 2016, we had nine full-time employees. As our development and commercialization plans and strategies develop, we expect to need additional managerial, operational, sales, marketing, financial and other resources. Future growth would impose significant added responsibilities on members of management, including:

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

We may utilize strategic partners or contract sales forces, where appropriate, to assist in the commercialization of our product candidates, if approved. We currently possess limited resources and may not be successful in establishing collaborations or co-

promotion arrangements on acceptable terms, if at all. We also face competition in our search for collaborators and co-promoters. By entering into strategic collaborations or similar arrangements, we will rely on third parties for financial resources and for development, commercialization, sales and marketing and regulatory expertise. Any collaborators may fail to develop or effectively commercialize our product candidates because they cannot obtain the necessary regulatory approvals, they lack adequate financial or other resources or they decide to focus on other initiatives. Any failure to enter into collaboration or co-promotion arrangements or the failure of our third party collaborators to successfully market and commercialize our product candidates would diminish our revenues and harm our results of operations. In addition, conflicts may arise with our collaborators, such as conflicts concerning the interpretation of clinical data, the achievement of milestones, the interpretation of financial provisions or the ownership of intellectual property. If any conflicts arise with our collaborators, they may act in their self-interest, which may be adverse to our best interest.

* We depend on our collaborations with Mitsubishi Tanabe Pharma Corporation, or MTPC, and Janssen Pharmaceutica NV and could be seriously harmed if our license agreements with MTPC and Janssen were terminated.

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

Even if we receive revenues on European Union sales or royalties on sales outside of the European Union under the Janssen license agreement, we may not receive revenues that equal or exceed the amount we are obligated to invest in MIN-202’s clinical development under the agreement. As a result, the license agreement for MIN-202 may never result in any profits to us and may have a material adverse effect on us or our business prospects.

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

* Future sales and issuances of equity and debt securities could result in additional dilution to our stockholders and could place restrictions on our operations and assets, and such securities could have rights, preferences and privileges senior to those of our common stock.

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

Pursuant to our Amended and Restated 2013 Equity Incentive Plan, our management is authorized to grant up to 5,031,333 stock options or awards to our employees, directors and consultants, and the number of shares of our common stock reserved for future issuance under the plan will be subject to automatic annual increases in accordance with the terms of the plan. To the extent that new options are granted and exercised or we issue additional shares of common stock in the future, our stockholders may experience additional dilution, which could cause our stock price to fall.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

On March 17, 2016, the Company entered into a common stock purchase agreement with David Kupfer, one of its directors, pursuant to which the Company, in a private placement, sold to Dr. Kupfer an aggregate of 181,488 shares of the Company’s common stock at a price per share of $5.51, for gross proceeds of approximately $1 million. We believe the offer, sale and issuance of the above securities was exempt from registration under the Securities Act, of 1933, as amended, or the Securities Act, by virtue of Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder.

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

Issuer Purchases of Equity Securities

We did not repurchase any securities during the quarter ended March 31, 2016.

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

10.1

Second Amendment to Loan and Security Agreement, dated as of February 23, 2016, by and among Oxford Finance LLC, Silicon Valley Bank and the Registrant (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K as filed with the SEC on February 25, 2016)

001-36517

10.2

Common Stock Purchase Agreement, dated March 17, 2016, by and between David Kupfer and the Registrant (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K as filed with the SEC on March 18, 2016)

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
/s/ Geoffrey Race
Geoffrey Race
Chief Financial Officer (Principal Financial Officer) (On behalf of the Registrant)

Date: May 3, 2016