Form 10-Q
period 2016-06-30
Minerva Neurosciences, Inc.
filed 2016-08-04
CIK 1598646

f

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

The number of shares of Registrant’s Common Stock, $0.0001 par value per share, outstanding as of July 29, 2016 was 34,805,313.

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

PART I – Financial Information

Item 1 – Financial Statements

MINERVA NEUROSCIENCES, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
	2016	2015
Assets
Current assets
Cash and cash equivalents	$88,670,421	$14,284,054
Marketable securities	8,386,898	17,920,632
Restricted cash	80,000	80,000
Prepaid expenses and other current assets	278,157	1,196,136
Total current assets	97,415,476	33,480,822

Equipment, net	17,531	26,170
In-process research and development	34,200,000	34,200,000
Goodwill	14,869,399	14,869,399
Total assets	$146,502,406	$82,576,391

Liabilities and Stockholders’ Equity
Current liabilities
Notes payable - current portion	$3,878,584	$1,434,756
Accounts payable	876,507	1,360,569
Accrued expenses and other current liabilities	1,483,354	2,524,638
Total current liabilities	6,238,445	5,319,963
Notes payable - noncurrent	6,225,176	8,503,111
Deferred taxes	13,433,760	13,433,760
Total liabilities	25,897,381	27,256,834
Commitments and contingencies

Stockholders’ equity
Preferred stock; $0.0001 par value; 100,000,000 shares authorized; none issued or outstanding as of June 30, 2016 and December 31, 2015, respectively	-	-
Common stock; $0.0001 par value; 125,000,000 shares authorized; 34,805,313 and 24,721,143 shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	3,481	2,472
Additional paid-in capital	235,632,425	157,129,947
Accumulated deficit	(115,030,881)	(101,812,862)
Total stockholders’ equity	120,605,025	55,319,557
Total liabilities and stockholders’ equity	$146,502,406	$82,576,391

See accompanying notes to condensed consolidated financial statements

MINERVA NEUROSCIENCES, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Expenses
Research and development	$2,714,298	$4,484,688	$8,089,162	$8,445,893
General and administrative	2,250,206	1,847,636	4,632,248	3,764,929
Total expenses	4,964,504	6,332,324	12,721,410	12,210,822
Loss from operations	(4,964,504)	(6,332,324)	(12,721,410)	(12,210,822)

Foreign exchange (losses) gains	(15,462)	(29,112)	(24,974)	(13,152)
Investment income	34,613	27,044	66,977	27,044
Interest expense	(268,256)	(275,742)	(538,612)	(506,451)
Net loss	$(5,213,609)	$(6,610,134)	$(13,218,019)	$(12,703,381)

Net loss per share, basic and diluted	$(0.18)	$(0.27)	$(0.47)	$(0.58)
Weighted average shares outstanding, basic and diluted	29,122,411	24,721,143	28,162,561	22,083,539

See accompanying notes to condensed consolidated financial statements

MINERVA NEUROSCIENCES, INC.

Condensed Consolidated Statement of Changes in Stockholders’ Equity

(Unaudited)

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-In Capital	Deficit	Total
Balances at December 31, 2014	18,439,482	$1,844	$126,228,981	$(74,731,230)	$51,499,595
Issuance of common stock and warrants pursuant to a private placement, net of issuance costs of $2,466,984	6,281,661	628	28,532,387	-	28,533,015
Issuance of warrant pursuant to loan agreement	-	-	166,344	-	166,344
Stock-based compensation	-	-	882,303	-	882,303
Net loss	-	-	-	(12,703,381)	(12,703,381)
Balances at June 30, 2015	24,721,143	$2,472	$155,810,015	$(87,434,611)	$68,377,876

Balances at December 31, 2015	24,721,143	$2,472	$157,129,947	$(101,812,862)	$55,319,557
Exercise of common stock warrants	3,850,051	385	22,222,109	-	22,222,494
Issuance of common stock in a public offering, net of issuance costs of $3,842,004	6,052,631	606	53,657,385		53,657,991
Issuance of common stock pursuant to a private placement	181,488	18	999,981		999,999
Stock-based compensation	-	-	1,623,003	-	1,623,003
Net loss	-	-	-	(13,218,019)	(13,218,019)
Balances at June 30, 2016	34,805,313	$3,481	$235,632,425	$(115,030,881)	$120,605,025

See accompanying notes to condensed consolidated financial statements

MINERVA NEUROSCIENCES, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(13,218,019)	$(12,703,381)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,639	8,637
Amortization of debt discount recorded as interest expense	186,133	146,219
Amortization of marketable securities premium	90,734	67,848
Stock-based compensation expense	1,623,003	882,303
Changes in operating assets and liabilities
Prepaid expenses	897,739	448,003
Accounts payable	(620,607)	(77,524)
Accrued expenses and other current liabilities	(1,071,437)	(562,723)
Accrued collaborative expenses	-	(144,205)
Other noncurrent liabilities	-	(5,129)
Net cash used in operating activities	(12,103,815)	(11,939,952)

Cash flows from investing activities:
Purchase of marketable securities	-	(23,162,577)
Proceeds from the maturity and redemption of marketable securities	9,443,000	-
Restricted cash	-	(44,986)
Net cash provided by (used in) investing activities	9,443,000	(23,207,563)

Cash flows from financing activities:
Proceeds from sale of common stock in public offering	57,499,995	-
Costs paid in connection with public offering	(3,675,306)	-
Proceeds from exercise of common stock warrants	22,222,494	-
Proceeds from notes payable	-	10,000,000
Costs paid in connection with notes payable	-	(195,656)
Proceeds from sale of common stock in private placement	999,999	30,999,999
Costs paid in connection with private placement	-	(2,466,984)
Net cash provided by financing activities	77,047,182	38,337,359
Net increase in cash and cash equivalents	74,386,367	3,189,844

Cash and cash equivalents
Beginning of period	14,284,054	18,545,702
End of period	$88,670,421	$21,735,546
Supplemental disclosure of non-cash financing activities
Deferred public offering costs included in accounts payable or in accrued expenses and other current liabilities	$166,698	$-
Supplemental disclosure of cash flow information
Cash paid for interest	$352,500	$264,375

See accompanying notes to condensed consolidated financial statements

MINERVA NEUROSCIENCES, INC.

Notes to Condensed Consolidated Financial Statements

As of June 30, 2016 and for the Six Months Ended June 30, 2016 and 2015

(Unaudited)

NOTE 1 — NATURE OF OPERATIONS AND LIQUIDITY

Nature of Operations

Minerva Neurosciences, Inc. (“Minerva” or the “Company”) is a clinical-stage biopharmaceutical company focused on the development and commercialization of a portfolio of product candidates to treat patients suffering from central nervous system (“CNS”) diseases. The Company has acquired or in-licensed four development-stage proprietary compounds that it believes have innovative mechanisms of action with potentially positive therapeutic profiles. The Company’s lead product candidate is MIN-101, a compound for the treatment of patients with schizophrenia. In addition, the Company’s portfolio includes MIN-202 (also known as JNJ-42847922), a compound the Company is co-developing with Janssen Pharmaceutica NV (“Janssen”), for the treatment of patients suffering from primary and comorbid insomnia; MIN-117, a compound the Company is developing for the treatment of patients suffering from major depressive disorder (“MDD”); and MIN-301, a compound the Company is developing for the treatment of patients suffering from Parkinson’s disease.

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

Liquidity

The Company has limited capital resources and has incurred recurring operating losses and negative cash flows from operations since inception. As of June 30, 2016, the Company has an accumulated deficit of approximately $115.0 million. Management expects to continue to incur operating losses and negative cash flows from operations. The Company has financed its operations to date from proceeds from the sale of common stock, warrants, loans and convertible promissory notes.

The Company believes that its cash, cash equivalents and marketable securities on hand at June 30, 2016 will be sufficient to fund the Company’s operations into 2018.  The timing of future capital requirements depends upon many factors including the size and timing of future clinical trials, the timing and scope of any strategic partnering activity and the progress of other research and development activities.

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

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim reporting and the requirements of the Securities and Exchange Commission (“SEC”) in accordance with Regulation S-X, Rule 10-01. Under those rules, certain notes and financial information that are normally required for annual financial statements can be condensed or omitted. In the opinion of the Company’s management, the accompanying financial statements contain all adjustments (consisting of items of a normal and recurring nature) necessary to present fairly the financial position as of June 30, 2016 and the results of operations for the three and six months ended June 30, 2016 and 2015 and cash flows for the six months ended June 30, 2016 and 2015. The results of operations for the three and six months ended

June 30, 2016, are not necessarily indicative of the results to be expected for the full year. When preparing financial statements in conformity with GAAP, management must make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates. The consolidated balance sheet as of December 31, 2015 was derived from the audited annual financial statements. The accompanying unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements for the years ended December 31, 2015 and 2014 included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 filed with the SEC on March 14, 2016.

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

Restricted cash

Cash accounts with any type of restriction are classified as restricted. The Company maintained restricted cash balances as collateral for corporate credit cards in the amount of $80,000 at June 30, 2016 and December 31, 2015.

Marketable securities

Marketable securities consist of corporate debt securities maturing in twelve months or less. Based on the Company’s intentions regarding its marketable securities, all marketable securities are classified as held-to-maturity and are carried at amortized cost. The Company’s investments in marketable securities are classified as Level 2 within the fair value hierarchy. As of June 30, 2016, remaining final maturities of marketable securities ranged from July 2016 to October 2016, with a weighted average remaining maturity of approximately two months. The following table provides the amortized cost basis, aggregate fair value, unrealized losses (there were no unrealized gains) and the net carrying value of investments in held-to-maturity securities as of June 30, 2016:

	June 30, 2016
	Amortized	Aggregate	Unrealized	Net Carrying
	Cost	Fair Value	Losses	Value
Marketable securities:
Corporate bonds - current	$8,386,898	$8,383,761	$3,137	$8,386,898
Marketable securities	$8,386,898	$8,383,761	$3,137	$8,386,898

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

In July 2014, the Company entered into a co-development and license agreement. The Company accounts for the co-development and license agreement as a joint risk-sharing collaboration in accordance with ASC 808, Collaboration Arrangements. Costs between the Company and the licensor with respect to each party’s share of development costs that have been incurred pursuant to the joint development plan are recorded within research and development expenses or general and administrative expenses, as applicable, in the accompanying consolidated financial statements due to the joint risk-sharing nature of the activities. The Company has included $0.1 million in prepaid expenses and other current assets as of June 30, 2016 related to this agreement.

In-process research and development

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

The amounts capitalized are being accounted for as indefinite-lived intangible assets, subject to impairment testing, until completion or abandonment of research and development efforts associated with the project. An IPR&D asset is considered abandoned when it ceases to be used (that is, research and development efforts associated with the asset have ceased, and there are no plans to sell or license the asset or derive defensive value from the asset). At that point, the asset is considered to be disposed of and is written off. Upon successful completion of each project, the Company will make a determination about the then remaining useful life of the intangible asset and begin amortization. The Company tests its indefinite-lived intangibles, IPR&D assets, for impairment annually on November 30 and more frequently if events or changes in circumstances indicate that it is more likely than not that the asset is impaired. When testing indefinite-lived intangibles for impairment, the Company may assess qualitative factors for its indefinite-lived intangibles to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the asset is impaired. Alternatively, the Company may bypass this qualitative assessment for some or all of its indefinite-lived intangibles and perform the quantitative impairment test that compares the fair value of the indefinite- lived intangible asset with the asset’s carrying amount. There was no impairment of IPR&D for the three and six months ended June 30, 2016 or 2015.

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

Long-lived assets

The Company reviews the recoverability of all long-lived assets, including the related useful lives, whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset might not be recoverable. If required, the Company compares the estimated undiscounted future net cash flows to the related asset’s carrying value to determine whether there has been an impairment. If an asset is considered impaired, the asset is written down to fair value, which is based either on discounted cash flows or appraised values in the period the impairment becomes known. The Company believes that all long-lived assets are recoverable, and no impairment was deemed necessary at June 30, 2016 and 2015.

Goodwill

The Company tests its goodwill for impairment annually, or whenever events or changes in circumstances indicate an impairment may have occurred, by comparing its reporting unit’s carrying value to its implied fair value. Impairment may result from, among other things, deterioration in the performance of the acquired business, adverse market conditions, adverse changes in applicable laws or regulations and a variety of other circumstances. If the Company determines that an impairment has occurred, it is required to record a write-down of the carrying value and charge the impairment as an operating expense in the period the determination is made. In evaluating the recoverability of the carrying value of goodwill, the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the acquired assets. Changes in strategy or market conditions could significantly impact those judgments in the future and require an adjustment to the recorded balances. The Company tested its goodwill for impairment as of November 30. There was no impairment of goodwill for the three and six months ended June 30, 2016 and 2015.

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

NOTE 3 — ACCRUED EXPENSES

Accrued expenses and other liabilities consist of the following:

	June 30, 2016	December 31, 2015
Research and development costs and other accrued expenses	$1,334,534	$1,740,871
Professional fees	30,000	-
Accrued bonus (1)	-	725,017
Interest payable	58,750	58,750
Vacation pay	60,070	-
	$1,483,354	$2,524,638
(1)	In June 2016, accrued bonuses were paid.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net loss	$(5,213,609)	$(6,610,134)	$(13,218,019)	$(12,703,381)
Weighted average shares of common stock outstanding	29,122,411	24,721,143	28,162,561	22,083,539
Net loss per share of common stock – basic and diluted	$(0.18)	$(0.27)	$(0.47)	$(0.58)

The following securities outstanding at June 30, 2016 and 2015 have been excluded from the calculation of weighted average shares outstanding as their effect on the calculation of loss per share is antidilutive:

	June 30,
	2016	2015
Common stock options	3,511,198	2,905,336
Warrants	2,472,400	6,322,451

NOTE 5 — DEBT

Loan and Security Agreement

On January 16, 2015, the Company entered into a Loan and Security Agreement (as amended, the “Loan Agreement”) with Oxford Finance LLC (“Oxford”) and Silicon Valley Bank (“SVB” and, together with Oxford, the “Lenders”), providing for term loans to the Company in an aggregate principal amount of up to $15 million, in two tranches (the “Term Loans”).

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

In August 2015, the Lenders and the Company entered into a First Amendment to the Loan Agreement, amending certain milestones related to the six month extension of the interest-only repayment period of the Term A Loans.  By raising at least $30.0 million in gross capital (including at least $20.0 million from the sale of equity securities) and completing the first dosing of its Phase I/II clinical trial for MIN-117 prior to December 31, 2015, the Company achieved the interest-only milestones under the Loan Agreement and elected to extend the interest-only period an additional six months and reduce the repayment term by six months. Through August 1, 2016, the Company is obligated only to make monthly interest payments on the outstanding principal balance on the Term A Loans, followed by 24 months of equal principal and interest payments.

In June 2016, the Company irrevocably elected not to borrow the additional $5 million available under the Term Loans.

The Company paid a facility fee of $75,000 for access to the Term Loans and will be required to pay a final payment of 5.1% of the total amount borrowed, which has been included as a component of the debt discount and is amortized to interest expense over the term of the loans.  The Term A Loans and debt discount are as follows:

June 30, 2016
Term A Loans	$10,000,000
Less: debt discount and financing costs	(167,419)
Less: current portion	(3,878,584)
Accrued portion of final payment	271,179
Long-term portion	$6,225,176

For the three months ended June 30, 2016 and 2015, the Company recognized interest expense of $0.3 million in both periods, including $0.1 million in both periods, related to the debt discount. For the six months ended June 30, 2016 and 2015, the Company recognized interest expense of $0.5 million in both periods, including $0.2 million in both periods related to the debt discount.

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

NOTE 6 — CO-DEVELOPMENT AND LICENSE AGREEMENT

On February 12, 2014, the Company signed a co-development and license agreement with Janssen, subject to the completion of an initial public offering and the payment of a $22.0 million license fee. Under the agreement, Janssen, the licensor granted the Company an exclusive license, with the right to sublicense, in the European Union, Switzerland, Liechtenstein, Iceland and Norway, referred to as the Minerva Territory, under (i) certain patent and patent applications to sell products containing any orexin 2 compound, controlled by the licensor and claimed in a licensor patent right as an active ingredient and (ii) MIN-202 for any use in humans. In addition, upon regulatory approval in the Minerva Territory (and earlier if certain default events occur), the Company will have rights to manufacture MIN-202, also known as JNJ-42847922. The Company has granted to the licensor an exclusive license, with the right to sublicense, under all patent rights and know-how controlled by the Company related to MIN-202 to sell MIN-202 outside the Minerva Territory. In consideration of the licenses granted on July 7, 2014, the Company made a license fee payment of $22.0 million, which was included as a component of research and development expense in 2014. The Company will pay a quarterly royalty percentage in the high single digits on aggregate net sales for MIN-202 products sold by the Company, its affiliates and sublicensees in the European Union. The licensor will pay a quarterly royalty percentage to the Company in the high single digits on aggregate net sales for MIN-202 products sold by the licensor outside the European Union.  In accordance with the development agreement, the Company will pay 40% of MIN-202 development costs related to the joint development of any MIN-202 products. However, the Company’s share of aggregate development costs shall not exceed (i) $5.0 million for the period beginning from the effective date of the license and ending following the completion of certain Phase Ib clinical trials and animal toxicology studies, and (ii) $24.0 million for the period beginning from the effective date of the license and ending following the completion of certain Phase II clinical trials.  The licensor has a right to opt out at the end of certain development milestones, with the first milestone being the completion of a single day Phase I clinical trial in patients with MDD. Upon opt out, the licensor will not have to fund further development of MIN-202 and the Minerva Territory will be expanded to also include all of North America. The Company would then owe the licensor a reduced royalty in the mid-single digits for all sales in the Minerva Territory. The Company has the right to terminate the license following certain development milestones, the first being completion of a certain Phase Ib clinical trial in patients with insomnia and certain toxicology studies in animals. If the Company terminates the license within 45 days of this milestone, the Company must pay a termination fee equal to $3.0 million. If the Company terminates the license at any time following the last development milestone involving a certain Phase IIb clinical trial, the Company will be entitled to a royalty in the mid-single digits from sales of MIN-202 by the licensor. The licensor may also terminate the agreement for the Company’s material breach or certain insolvency events, including if the Company is unable to fund its portion of the development costs.

The Company accounts for the co-development and license agreement as a joint risk-sharing collaboration in accordance with ASC 808,   Collaboration Arrangements. Payments between the Company and the licensor with respect to each party’s share of MIN-202 development costs that have been incurred pursuant to the joint development plan are recorded within research and development expenses or general and administrative expenses, as applicable, in the accompanying consolidated statements of operations due to the joint risk-sharing nature of the activities. The Company has included $ 0.1 million in other current assets for reimbursable collaborative expense incurred as of June 30, 2016. The Company paid zero and $2.7 million during the six months ended June 30, 2016 and 2015, respectively, related to this agreement.

On July 6, 2016, the Company and Janssen agreed that the parties had reached “Decision Point 2,” as defined under the co-development agreement. As a result, the Company expects to pay up to an additional $19.0 million to Janssen for the completion of certain Phase II clinical trials in accordance with the terms of the co-development agreement.  The Company and Janssen are planning the next steps in the clinical development program for MIN-202, including potential Phase IIb clinical trials in both insomnia disorder and MDD.

NOTE 7 — STOCKHOLDERS’ EQUITY

Public Offering of Common Stock

On June 17, 2016, the Company closed a public offering of common stock, in which the Company issued and sold 6,052,631 shares of common stock at a public offering price of $9.50, for aggregate gross proceeds to the Company of $57.5 million. All of the shares issued and sold in this public offering were registered under the Securities Act pursuant to a registration statement on Form S-3 (File No. 333-205764) and a related prospectus and prospectus supplement, in each case filed with the Securities and Exchange Commission. The Company incurred $3.8 million in underwriting discounts and commissions and transaction costs, of which $3.6 million was paid as of June 30, 2016, which have been included as a component of additional paid-in capital, resulting in net proceeds of $53.7 million.

Private Placement of Common Stock

On March 17, 2016, the Company entered into a common stock purchase agreement with a member of the Board of Directors, pursuant to which the Company, in a private placement, sold to the director an aggregate of 181,488 shares of the Company’s common stock, at a price per share of $5.51, for gross proceeds of approximately $1 million.

Warrant Exercises

In January, February and June 2016, certain investors in the Company’s March 2015 private placement exercised their warrants at an exercise price of $5.772 per share and received an aggregate of 3,850,051 shares of the Company’s common stock. The Company received gross proceeds of approximately $22.2 million from the exercise of these warrants.

Private Placement of Common Stock and Warrants

On March 18, 2015, pursuant to a securities purchase agreement with certain accredited investors dated March 13, 2015, the Company sold in a private placement 6,281,661 shares of the Company’s common stock at a price per share of $4.81 and warrants to purchase up to an aggregate of 6,281,661 shares of common stock at a purchase price of $0.125 per warrant share, with an initial exercise price of $5.772 per share, resulting in gross proceeds of approximately $31.0 million.  The warrants expire on March 18, 2017, two years after the date on which they were initially issued.  As of June 30, 2016, warrants to purchase 2,431,610 shares of common stock were outstanding. The Company incurred $2.5 million for placement agent fees and transaction costs which have been included as a component of additional paid-in capital, resulting in net proceeds of $28.5 million.

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

Term Loan Warrants

In connection with the Loan Agreement, the Company issued the Lenders warrants to purchase shares of its common stock upon its draw of each tranche of the Term Loans. The aggregate number of shares of common stock issuable upon exercise of the warrants is equal to 2.25% of the amount drawn of such tranche, divided by the average closing price per share of the Company’s common stock reported on the NASDAQ Global Market for the 10 consecutive trading days prior to the applicable draw.  Upon the draw of the Term A Loans, the Company issued the Lenders warrants to purchase 40,790 shares of common stock at a per share exercise price of $5.516. The warrants are immediately exercisable upon issuance, and other than in connection with certain mergers or acquisitions, will expire on the ten-year anniversary of the date of issuance.  The fair value of the warrants was estimated at $0.2 million using a Black-Scholes model and assuming: (i) expected volatility of 100.8%, (ii) risk free interest rate of 1.83%, (iii) an expected life of 10 years and (iv) no dividend payments.  The fair value of the warrants was included as a discount to the Term A Loans and also as a component of additional paid-in capital and will be amortized to interest expense over the term of the loan. All such warrants were outstanding as of June 30, 2016.

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

	Shares Issuable Pursuant to Stock Options	Weighted-Average Exercise Price
Outstanding January 1, 2016	3,388,698	$5.59

Granted	122,500	$8.30
Forfeited	-	$-
Outstanding June 30, 2016	3,511,198	$5.68
Exercisable June 30, 2016	1,449,989	$6.05
Available for future grant	1,520,135

The Company uses the Black Scholes model to estimate the fair value of stock options granted.  For stock options granted during the six months ended June 30, 2016 and 2015, the Company utilized the following assumptions:

	June 30, 2016	June 30, 2015
Expected term (years)	5.5-6.25	5.5-6.25
Risk free interest rate	1.17-1.52%	1.27-1.8%
Volatility	78-79%	74-110%
Dividend yield	0%	0%
Weighted average grant date fair value per share of common stock	$5.53	$4.21

The Company recognized stock-based compensation expense for the six months ended June 30, 2016 and 2015 of $1.6 million and $0.9 million, respectively.  The weighted average grant-date fair value of stock options outstanding on June 30, 2016 was $4.53 per share. Total unrecognized compensation costs related to non-vested awards at June 30, 2016 was approximately $7.8 million and is expected to be recognized within future operating results over a period of 2.8 years. At June 30, 2016, the weighted average contractual term of the options outstanding is approximately 8.6 years. The intrinsic value of outstanding stock options at June 30, 2016 was $15.9 million.

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

NOTE 9 — COMMITMENTS AND CONTINGENCIES

In September 2014, the Company entered into a lease agreement for 4,043 square feet of office space in Waltham, MA. The term of the lease is approximately two years, and the Company is required to make monthly rental payments commencing December 2014. Estimated annual rent payable under this operating lease is approximately $0.1 million per year in each of the two years.

In April 2016, the Company entered into an agreement to extend the term of the lease through March 31, 2018. Estimated annual rent payable under this agreement is approximately $0.1 million per year.

From time to time, the Company may be subject to various legal proceedings and claims that arise in the ordinary course of the Company’s business activities. The Company is not aware of any claim or litigation, the outcome of which, if determined adversely to the Company, that would have a material effect on the Company’s financial position or results of operations.

NOTE 10 — RELATED PARTY TRANSACTIONS

In January 2016, the Company entered into a services agreement with V-Watch SA (“V-Watch”), for approximately $105,000 for the use of V-Watch’s SomnoArt device for monitoring sleep in the MIN-101 Phase IIb and MIN-117 Phase IIa trials. The Company’s Chief Executive Officer is the chairman of the board of directors of V-Watch and funds affiliated with stockholder Index Ventures hold greater than 10% of the outstanding capital stock of V-Watch.

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

Clinical Update

MIN-101

In May 2016, we announced top line results from a prospective Phase IIb, 12-week, randomized, double-blind, placebo-controlled parallel clinical trial evaluating the efficacy, safety and tolerability of MIN-101 in patients with negative symptoms of schizophrenia using the pentagonal structure model, or PSM, of the Positive and Negative Syndrome Scale, or PANSS.  These negative symptoms, for which no approved treatment is currently available, affect the majority of schizophrenic patients and can persist over their lifetimes. A total of 244 patients were randomized in equal groups to receive daily doses of MIN-101 32 mg, MIN-101 64 mg or placebo at 32 clinical sites in Russia and five European countries. To participate in the trial, patients were required to have stable positive and negative symptoms for three months prior to entry, a PANSS negative sub-score greater than or equal to 20, and scores < 4 on the following PANSS items: excitement, hyperactivity, hostility, suspiciousness, uncooperativeness and poor impulse control.  All three cohorts were balanced with respect to demographic and baseline disease characteristics.

The study achieved its primary endpoint, demonstrating the statistically significant benefit of MIN-101 over placebo in improving negative symptoms as measured by the PSM of PANSS. The effect was shown for both doses tested: 32 milligrams (mg): p ≤ 0.022 with an effect size of 0.45, and 64 mg: p ≤ 0.003 with effect size of 0.58.

The study also demonstrated statistically significant benefit of MIN-101 over placebo on the PANSS three factors negative symptoms subscale for both doses tested: 32 mg: p ≤ 0.006, with an effect size of 0.55, and 64 mg: p ≤ 0.001 with an effect size of 0.70.

Furthermore, the statistically significant benefit of MIN-101 over placebo was demonstrated on the PANSS total score (not significant for the 32 mg dose; p ≤ 0.003 for the 64 mg dose), with effect sizes of 0.35 and 0.59, respectively.

The consistency and robustness of the effect was also supported by the demonstrated statistically significant benefit of MIN-101 over placebo in multiple secondary endpoints as measured by the following: the PANSS general psychopathology subscale, Brief Negative Symptoms Scale total score, Clinical Global Impression of Severity, Clinical Global Impression of Improvement, Personal and Social Performance total score and Brief Assessment of Cognition in Schizophrenia. Positive symptoms were observed to remain stable, and the absence of extra-pyramidal symptoms throughout the three month trial is consistent with the hypothesis that MIN-101 has a direct and specific effect on negative symptoms rather than an indirect effect mediated by improvements of positive symptoms.

MIN-101 was generally reported to be well tolerated, and the incidence and types of side effects did not differ significantly between the MIN-101 group and the placebo group. Based upon previous non-clinical and clinical experience, QTcF, a measurement of cardiac function, was closely monitored. Discontinuation criteria based on QTcF prolongation were incorporated in the protocol. Two patients out of 162 who received MIN-101 were discontinued based upon these criteria; both of these patients received the higher dose (64 mg).   However, the analysis of this data has not yet been completed and may change from that reported based on a preliminary review.

Patients who completed the 12-week double-blind core phase of this study were provided the opportunity to enter into the ongoing 24-week, open-label extension phase, which we expect will provide additional long term safety and efficacy data.  During the extension phase, all patients are receiving either 32 mg or 64 mg of MIN-101.  Patients who received placebo in the core study were randomized to one of these two doses.   The extension phase is expected to be completed during the third quarter of 2016. Thereafter, we plan to meet with regulatory authorities regarding the design of pivotal clinical trials.

MIN-117

In May 2016, we announced top line results from a Phase IIa clinical trial in MDD with MIN-117, an antidepressant drug candidate with a differentiated mechanism of action targeting adrenergic alpha 1a, alpha 1b, 5-HT1A, 5-HT2A receptors, serotonin and the dopamine transporter. This study was a four-arm, parallel-group, randomized double-blind, placebo- and positive-control trial which tested two daily administered doses of MIN-117: 0.5 mg and 2.5 mg. The study included 84 patients (21 per arm) with moderate to severe MDD in four European countries. The goals of the trial were to test efficacy, safety and tolerability of MIN-117 over six weeks of treatment. The antidepressant paroxetine was used as an active control and confirmed assay sensitivity. Change on the MADRS was used as the main outcome measurement. As established prospectively in the statistical analysis plan, this trial was designed for signal detection and effect size estimation.  As such, the study was not powered to demonstrate statistically significant differences between MIN-117 and placebo.

Results demonstrated dose-dependent superiority of MIN-117 over placebo as measured by change in the Montgomery-Asberg Depression Rating Scale, MADRS.  Data show that MIN-117 at the 0.5 mg daily dose had an effect size, as compared to the placebo group, of 0.24 while the 2.5 mg daily dose had an effect size of 0.34.  This magnitude of effect size is similar to those observed with currently marketed antidepressants.  Improvement in MADRS with MIN-117 against placebo was observed at two weeks. Furthermore, data also show that 24% of the patients treated with 2.5 mg of MIN-117 achieved remission as prospectively defined.

Both doses of MIN-117 demonstrated a favorable tolerability profile, and the incidence and types of side effects did not differ significantly between the MIN-117 group and the placebo group.  No unexpected adverse events were reported. Preliminary analysis shows that treatment with MIN-117 is not associated with cognitive impairment, sexual dysfunction, suicidal ideation or weight gain.

Pharmacodynamic measurements based on sleep recordings showed that MIN-117 preserved sleep continuity and architecture and therefore is not expected to have detrimental effects on rapid eye movement sleep distribution and duration.

MIN-202

In January 2016, we announced top line results from a Phase IIa clinical trial of MIN-202 for the treatment of insomnia disorder. The trial was a randomized, two way, cross-over, placebo-controlled double-blind study to evaluate the effect of MIN-202 on sleep and daytime functioning in 28 patients with insomnia disorder without psychiatric co-morbidity. Patients were given 40 mg of MIN-202 or placebo in a cross-over design for treatment periods of five days, separated by a washout period. The trial was conducted at clinical sites in the United States and Europe.  Patients treated with MIN-202 in this trial were observed to have statistically significant improvements in key sleep parameters, compared to patients treated with placebo.  These parameters include sleep efficiency, or SE, as measured by objective polysomnography, the primary endpoint of the trial, for which a positive efficacy signal was detected for 40 milligrams MIN-202 versus placebo (p<0.001).  Additional significant positive efficacy signals were observed for key secondary parameters in this trial, including latency to persistent sleep, or LPS, wake after sleep onset, or WASO, and total sleep time, or TST.  Compared to placebo, MIN-202 was observed to significantly improve polysomnography parameters (p<0.001) on Days 1 and

5. On Day 5, LPS and WASO were observed to be reduced by 23.2 and 11 minutes, respectively, and TST and SE increased by 39 minutes and 8.12 percent, respectively. Objective and subjective evaluations were significantly correlated.  Subjectively estimated TST, LPS, and WASO were also observed to be improved versus placebo by 43.1, -38.8, and -14.8 minutes, respectively. No serious adverse events were observed in this trial, and preliminary data indicate that MIN-202 was well tolerated by patients. The most common treatment-emergent adverse events associated with exposure to MIN-202 during the double-blind phase of the study were somnolence and abnormal dreams.

In February 2016, we announced top line data from a Phase I clinical trial with MIN-202 conducted in Japan. It was observed that single dose morning administration of MIN-202 was well tolerated at all three dose levels tested, 5 mg, 20 mg and 40 mg.  The observed plasma pharmacokinetic features were comparable to those observed in previous trials carried out in healthy non-Asian study participants.  No clinically relevant safety concerns were observed based on the assessment of multiple safety endpoints.  Somnolence was the most frequently reported adverse event at the two higher doses, an expected finding as this compound is being developed as a treatment for patients suffering from insomnia disorder and as adjunctive treatment to concomitant antidepressant drug therapy in MDD.  This trial was a single center, double blind, placebo-controlled randomized single ascending dose study to investigate the safety, tolerability and pharmacokinetics of MIN-202 in 24 healthy Japanese adult male study participants.

In March 2016, we announced top line results from the Phase Ib clinical trial in MDD with MIN-202 conducted in Europe.  The Phase Ib trial was a randomized, double-blind, parallel group study including 20 mg of MIN-202 administered in the evening, a positive control, 25 mg of diphenhydramine, and placebo, to evaluate treatment with MIN-202 in 48 subjects ages 18 to 65 years with a diagnosis of MDD who could be treated with marketed antidepressants.  MIN-202 was observed to be well tolerated by study participants over a one-month treatment duration, with no serious adverse events. Consistently greater improvements in depressive symptomatology were observed in patients randomized to receive MIN-202 compared to those randomized to receive placebo or diphenhydramine, as measured by clinician administered rating scales, including the Hamilton Depression Rating Scale. These findings support the potential of MIN-202 to have a direct effect on mood independent from its effect on sleep.  Core symptoms of depression (as measured by the HAM-D 6) were observed to be significantly improved in the MIN-202 arm when compared with PLA.  We and Janssen are planning the next steps in the clinical development program for MIN-202, including potential Phase IIb clinical trials in both insomnia disorder and MDD.

MIN-301

In January 2015, we announced results from a non-human primate study showing that treatment with an analog of MIN-301 resulted in improvements in a range of symptoms associated with a Parkinson’s disease model in primates. The results confirmed the beneficial effects of MIN-301 in non-primate preclinical models.  We believe these data provide support for advancing MIN-301 into clinical trials for the treatment of Parkinson’s disease in humans. Building upon these data, we are continuing to conduct preclinical development with MIN-301 as a treatment for Parkinson’s disease.  We expect that the next steps in the MIN-301 program, after completion of regular toxicology studies and final production of the GMP batch, will include the filing of an Investigational New Drug application, or IND, and/or Investigational Medicinal Product Dossier, or IMPD, with a Phase I study to commence upon acceptance by the U.S. Food and Drug Administration (FDA).

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

Results of Operations

Comparison of Three Months Ended June 30, 2016 versus June 30, 2015

Research and Development Expenses

Total research and development expenses were $2.7 million for the three months ended June 30, 2016 compared to $4.5 million for the same period in 2015, a decrease in total expense of $1.8 million.  Research and development expense in the three months ended June 30, 2016 and 2015 included non-cash stock-based compensation expenses of $0.2 million in both periods. Excluding stock-based compensation, total research and development expense related to drug development programs for the three months ended June 30, 2016 and 2015 was $2.5 million and $4.3 million, respectively, a decrease of $1.8 million.  This decrease in research and development expense primarily reflects lower development expenses on MIN-202 as we fulfilled our funding obligation under the co-development agreement for the current development phase, the completion of the 12-week double-blind core phase of our Phase IIb clinical trial of MIN-101 and completion of our Phase IIa clinical trial of MIN-117. These amounts were partially offset by increased personnel costs.

General and Administrative Expenses

Total general and administrative expenses were $2.3 million for the three months ended June 30, 2016 compared to $1.8 million for the same period in 2015, an increase of approximately $0.5 million. General and administrative expense in the three months ended June 30, 2016 and 2015 included non-cash stock-based compensation expenses of $0.6 million and $0.4 million, respectively. Excluding stock-based compensation, general and administrative expense for the three months ended June 30, 2016 and 2015 was $1.7 million and $1.4 million, respectively. This increase was primarily due to an increase in personnel costs and professional fees during the three months ended June 30, 2016.

Foreign Exchange (Losses) Gains

Foreign exchange loss was $15 thousand for the three months ended June 30, 2016 compared to a loss of $29 thousand for the same period in 2015, a decreased loss of $14 thousand. The loss was primarily due to clinical activities denominated in Euros.

Investment Income

Investment income was $35 thousand for the three months ended June 30, 2016 compared to $27 thousand for the same period in 2015, an increase of $8 thousand. The increase was due to investment income on cash equivalents and marketable securities.

Interest Expense

Interest expense was $0.3 million for both the three months ended June 30, 2016 and 2015 as our outstanding loan balance was the same in both periods.

Comparison of Six Months Ended June 30, 2016 versus June 30, 2015

Research and Development Expenses

Total research and development expenses were $8.1 million for the six months ended June 30, 2016 compared to $8.4 million for the same period in 2015, a decrease in total expense of $0.3 million. Research and development expense in the six months ended June 30, 2016 and 2015 included non-cash stock-based compensation expenses of $0.5 million and $0.2 million, respectively. Excluding stock-based compensation, total research and development expense related to drug development programs for the six months ended June 30, 2016 and 2015 was $7.6 million and $8.2 million, respectively, a decrease of $0.6 million.  This decrease in research and development expense primarily reflects lower development expenses on MIN-202 as we fulfilled our funding obligation under the co-development agreement for the current development phase. These amounts were partially offset by increased expenses related to our Phase IIa clinical trial of MIN-117, our Phase IIb clinical trial of MIN-101, and increased personnel costs.

General and Administrative Expenses

Total general and administrative expenses were $4.6 million for the six months ended June 30, 2016 compared to $3.8 million for the same period in 2015, an increase of approximately $0.8 million. General and administrative expense in the six months ended June 30, 2016 and 2015 included non-cash stock-based compensation expenses of $1.2 million and $0.6 million, respectively. Excluding stock-based compensation, general and administrative expense for the six months ended June 30, 2016 and 2015 was $3.4 million and $3.2 million, respectively. This increase was primarily due to an increase in personnel costs and professional fees during the six months ended June 30, 2016.

Foreign Exchange (Losses) Gains

Foreign exchange losses were $25 thousand for the six months ended June 30, 2016 compared to a loss of $13 thousand for the same period in 2015, an increased loss of $12 thousand. The loss was primarily due to certain expenses of Mind-NRG and clinical activities denominated in Euros.

Investment Income

Investment income was $67 thousand for the six months ended June 30, 2016 compared to $27 thousand for the same period in 2015, an increase of $40 thousand. The increase was due to investment income on cash equivalents and marketable securities.

Interest Expense

Interest expense was $0.5 million for both the six months ended June 30, 2016 and 2015 as our outstanding loan balance was the same in both periods.

Liquidity and Capital Resources

Sources of Liquidity

We have incurred losses and cumulative negative cash flows from operations since our inception in April 2007 and, as of June 30, 2016, we had an accumulated deficit of approximately $115.0 million. We anticipate that we will continue to incur net losses for the foreseeable future as we continue the development and potential commercialization of our product candidates and to support our operations as a public company. At June 30, 2016, we had approximately $97.1 million in cash, cash equivalents and marketable securities. We believe that our cash, cash equivalents and marketable securities as of June 30, 2016, will be sufficient to fund our operations into 2018. The timing of future capital requirements depends upon many factors including the size and timing of future clinical trials, the timing and scope of any strategic partnering activity and the progress of other research and development activities.

Sources of Funds

Public Offering of Common Stock

On June 17, 2016, we closed a public offering of common stock, in which we issued and sold 6,052,631 shares of common stock at a public offering price of $9.50, for aggregate gross proceeds to us of $57.5 million. All of the shares issued and sold in this public offering were registered under the Securities Act pursuant to a registration statement on Form S-3 (File No. 333-205764) and a related prospectus and prospectus supplement, in each case filed with the Securities and Exchange Commission. We incurred $3.8 million in underwriting discounts and commissions and transaction costs, which have been included as a component of additional paid-in capital, resulting in net proceeds of approximately $53.7 million.

Private Placement

On March 17, 2016, we entered into a common stock purchase agreement with a member of the Board of Directors, pursuant to which we, in a private placement, sold to the director an aggregate of 181,488 shares of our common stock, at a price per share of $5.51, for gross proceeds of approximately $1 million.

Exercise of Warrants

In January, February and June 2016, certain investors in our March 2015 private placement exercised their warrants and received an aggregate of 3,850,051 shares of our common stock. We received gross proceeds of approximately $22.2 million from the exercise of these warrants.

Private Placement

On March 18, 2015, pursuant to a securities purchase agreement with certain accredited investors dated March 13, 2015, we sold in a private placement 6,281,661 shares of our common stock at a price per share of $4.81 and warrants to purchase up to an aggregate of 6,281,661 shares of our common stock at a purchase price of $0.125 per warrant share, with an initial exercise price of $5.772 per share for gross proceeds of approximately $31.0 million and net proceeds of approximately $28.5 million. The warrants expire on March 18, 2017, two years after the date on which they were initially issued. As of June 30, 2016, warrants to purchase 2,431,610 shares of common stock were outstanding.

Term Loans

On January 16, 2015, we entered into a Loan and Security Agreement with Oxford and SVB, providing for term loans to us in an aggregate principal amount of up to $15 million, in two tranches. We drew down the initial term loans in the aggregate principal amount of $10 million, which we refer to as the Term A Loans, on January 16, 2015. The Term A Loans bear interest at a fixed rate of 7.05% per annum. In August 2015, we entered into a First Amendment to the Loan and Security Agreement, amending certain milestones related to the six month extension of the interest-only repayment period for the Term A Loans.

By raising at least $30.0 million in capital (including at least $20.0 million from the sale of equity securities) and completing the first dosing of our Phase I/II clinical trial for MIN-117 prior to December 31, 2015, we achieved the interest-only milestones under the amended Loan Agreement and elected to extend the interest-only period an additional six months. Through August 1, 2016, we are obligated to make monthly interest payments only on the outstanding principal balance on the Term A Loans, followed by 24 months of equal principal and interest payments.

In June 2016, we irrevocably elected not to borrow the additional $5 million available under the term loans.

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

Until such time, if ever, as we can generate substantial revenue from product sales, we expect to finance our cash needs through a combination of equity offerings, debt financings, government or other third‑party funding, commercialization, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of our common stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Additional debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through government or other third‑party funding, commercialization, marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us. There can be no assurance that such additional funding, if available, can be obtained on terms acceptable to us. If we are unable to obtain additional financing, future operations would need to be scaled back or discontinued. Based on our current operating plan and existing cash, we expect to be able to fund our operations into 2018. The timing of future capital requirements depends upon many factors including the size and timing of future clinical trials, the timing and scope of any strategic partnering activity and the progress of other research and development activities.

On July 6, 2016, we and Janssen agreed that the parties had reached “Decision Point 2,” as defined under the co-development agreement. As a result, we expect to pay up to an additional $19.0 million to Janssen for the completion of certain Phase II clinical trials in accordance with the terms of the co-development agreement. We and Janssen are planning the next steps in the clinical development program for MIN-202, including potential Phase IIb clinical trials in both insomnia disorder and MDD.

Under our $10.0 million Term A Loan, we expect to make principal repayments of approximately $1.6 million in 2016, $4.9 million in 2017 and $3.5 million in 2018, in accordance with the terms of the agreement.

Cash Flows

The table below summarizes our significant sources and uses of cash for the six months ended June 30, 2016 and 2015:

	Six months Ended
	June 30,
	2016	2015
	(dollars in millions)
Net cash provided by (used in):
Operating activities	$(12.1)	$(11.9)
Investing activities	9.4	(23.2)
Financing activities	77.1	38.3
Net increase in cash	$74.4	$3.2

Net Cash Used in Operating Activities

Net cash used in operating activities of approximately $12.1 million during the six months ended June 30, 2016 was primarily due to our net loss of $13.2 million, a $1.1 million decrease in accrued expenses and a $0.6 million decrease in accounts payable, partially offset by stock-based compensation expense of $1.6 million, a decrease of $0.9 million in prepaid expense and amortization of investments and debt discount of $0.3 million.

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

Net Cash Provided by Investing Activities

Net cash provided by investing activities of approximately $9.4 million during the six months ended June 30, 2016 was due to the maturity and redemption of marketable securities.

Net cash used in investing activities of approximately $23.2 million during the six months ended June 30, 2015 was primarily due to the purchase of marketable securities of $23.2 million.

Net Cash Provided by Financing Activities

Net cash provided by financing activities of $77.1 million during the six months ended June 30, 2016 was primarily due to gross proceeds from the June 2016 public stock offering of $57.5 million less costs of $3.6 million, proceeds from the exercise of common stock warrants of $22.2 million and proceeds from the sale of common stock in a private placement of $1.0 million.

Net cash provided by financing activities of $38.3 million during the six months ended June 30, 2015 was primarily due to gross proceeds from the January 2015 term loans of $10.0 million and $31.0 million of gross proceeds from our March 2015 private placement less costs of $0.2 million and $2.5 million, respectively.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements as defined under SEC rules.

Critical Accounting Policies and Estimates

In our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, our most critical accounting policies and estimates upon which our financial status depends were identified as those relating to stock-based compensation; research and development costs; in-process research and development; net operating losses and tax credit carryforwards; and impairment of long-lived assets. We reviewed our policies and determined that those policies remain our most critical accounting policies for the six months ended June 30, 2016.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board, and are adopted by us as of the specified effective date. Our significant accounting policies are described in Note 2 to our condensed consolidated financial statements appearing elsewhere in this Form 10-Q. Except as described in Note 2, we believe that the impact of other recently issued accounting pronouncements will not have a material impact on consolidated financial position, results of operations, and cash flows, or do not apply to our operations.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

Market risk represents the risk of loss that may affect us due to adverse changes in financial market prices and rates.  Our market risk exposure is primarily related to fluctuations in interest rates.

Interest rate exposure

As of June 30, 2016, we had $8.4 million of marketable securities, which consisted primarily of corporate bonds, with fixed interest rates. These securities have a weighted-average remaining maturity of two months. Due to the overall short-term remaining maturities of our marketable securities, our interest rate exposure is not significant.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2016. Based on the evaluation of our disclosure controls and procedures as of June 30, 2016, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

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

We are not profitable and have incurred losses in each period since our inception in 2007. For the six months ended June 30, 2016, and 2015, we reported net losses of $13.2 million and $12.7 million, respectively. As of June 30, 2016, we had an accumulated deficit of $115.0 million.

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

As of June 30, 2016, we had cash, cash equivalents and marketable securities of $97.1 million. We believe that our cash, cash equivalents and marketable securities as of June 30, 2016, will fund our projected operating requirements into 2018.  However, circumstances may cause us to consume capital more rapidly than we currently anticipate. In any event, we will require significant additional capital to fund future clinical trials of our product candidates, and to obtain regulatory approval for, and to commercialize, our product candidates.

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

Even if we obtain approval for a particular product, regulatory authorities may approve that product for fewer or more limited indications, including more limited patient populations, than we request, may require that contraindications, warnings, or precautions be included in the product labeling, including a black box warning, may grant approval contingent on the performance of costly post-

marketing clinical trials or other post-market requirements, including risk evaluation and mitigation strategies, or REMS, or may approve a product candidate with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that product. Any of the foregoing could materially harm the commercial prospects for our product candidates.

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

* As of June 30, 2016, we had nine full-time employees. As our development and commercialization plans and strategies develop, we expect to need additional managerial, operational, sales, marketing, financial and other resources. Future growth would impose significant added responsibilities on members of management, including:

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

*We are party to a loan and security agreement that contains operating and financial covenants that may restrict our business and financing activities.

On January 16, 2015, we entered into a Loan and Security Agreement with Oxford Finance LLC and Silicon Valley Bank, providing for term loans to us in an aggregate principal amount of up to $15 million, in two tranches of $10 million and $5 million, respectively. In June 2016, we irrevocably elected not to borrow the additional $5 million available under the term loans.  Borrowings under this loan and security agreement are secured by substantially all of our assets, excluding certain intellectual property rights.  The loan and security agreement restricts our ability, among other things, to:

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

*Our management will continue to have broad discretion over the use of the proceeds we received in our public offerings, private placements, warrant exercises and term loans and might not apply the proceeds in ways that increase the value of your investment.

Our management will continue to have broad discretion to use the net proceeds from our public offerings, private placements warrant exercises and term loans and you will be relying on the judgment of our management regarding the application of these proceeds. Our management might not apply our net proceeds in ways that ultimately increase the value of your investment. Because of the number and variability of factors that will determine our use of the remaining net proceeds from our initial public offering, follow-on public offering and other financing transactions, their ultimate use may vary substantially from their currently intended use. If we do not invest or apply the net proceeds from our public offerings, private placements, warrant exercises and term loans in ways that enhance stockholder value, we may fail to achieve the expected financial results, which could cause our stock price to decline.

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

Issuer Purchases of Equity Securities

We did not repurchase any securities during the six months ended June 30, 2016.

Item 3.   Defaults upon Senior Securities

Not applicable.

Item 4.   Mine Safety Disclosures

Not applicable.

Item 5.   Other Information

Employment Agreements

Remy Luthringer.  We entered into an employment agreement with Dr. Luthringer through our wholly owned subsidiary, Mind-NRG SARL, in August 2016 setting forth the terms of his employment.  Dr. Luthringer is entitled to an annual base salary of $387,280.  Dr. Luthringer is also eligible to receive discretionary annual performance bonuses in an amount up to 50% of his annual base salary.  Pursuant to his employment agreement, if Dr. Luthringer’s employment with us ends due to his resignation for “good reason,” his termination by us other than for “cause” or as a result of his death or disability, he is entitled to (1) continued payment of his base salary for twelve months following his termination, (2) a pro-rated portion of his target performance bonus for the year in which the termination occurs, and (3) vesting of his outstanding stock options as to that number of the then-unvested underlying shares of common stock that would have vested over the twelve-month period following the end of Dr. Luthringer’s employment.  If Dr. Luthringer’s employment with us or our successor ends due to his resignation for “good reason” or his termination by us or our successor other than for “cause,” in each case in connection with or within twelve months following a change of control of our company, Dr. Luthringer will be entitled to (1) continued payment of his base salary for 24 months following his termination, (2) 100% of his target performance bonus for the year in which the termination occurs and (3) vesting of his outstanding stock options as to all then-unvested underlying shares of common stock.  Dr. Luthringer’s benefits are conditioned, among other things, on his complying with his post-termination obligations under his employment agreement.

Geoffrey Race.  We entered into an employment agreement with Mr. Race through our wholly owned subsidiary, Mind-NRG SARL, in August 2016 setting forth the terms of his employment.  Mr. Race is entitled to an annual base salary of $334,185.  Mr. Race is also eligible to receive discretionary annual performance bonuses in an amount up to 50% of his annual base salary.  Pursuant to his employment agreement, if Mr. Race’s employment with us ends due to his resignation for “good reason,” his termination by us other than for “cause” or as a result of his death or disability, he is entitled to (1) continued payment of his base salary for twelve months following his termination, (2) a pro-rated portion of his target performance bonus for the year in which the termination occurs, and (3) vesting of his outstanding stock options as to that number of the then-unvested underlying shares of common stock that would have vested over the twelve-month period following the end of Mr. Race’s employment.  If Mr. Race’s employment with us or our successor ends due to his resignation for “good reason” or his termination by us or our successor other than for “cause,” in each case in connection with or within twelve months following a change of control of our company, Mr. Race will be entitled to (1) continued payment of his base salary for twelve months following his termination, (2) a severance payment of an amount equal to twelve months’ of his base salary, (3) 100% of his target performance bonus for the year in which the termination occurs and (4) vesting of his outstanding stock options as to all then-unvested underlying shares of common stock.  Mr. Race’s benefits are conditioned, among other things, on his complying with his post-termination obligations under his employment agreement.

Frederick Ahlholm.  We entered into an employment agreement with Mr. Ahlholm in August 2016 setting forth the terms of his employment.  Mr. Ahlholm is entitled to an annual base salary of $281,140.  Mr. Ahlholm is also eligible to receive discretionary annual performance bonuses in an amount up to 30% of his annual base salary.  Pursuant to his employment agreement, if Mr. Ahlholm’s employment with us ends due to his resignation for “good reason,” his termination by us other than for “cause” or as a result of his death or disability, he is entitled to (1) continued payment of his base salary for nine months following his termination, (2) payment of premiums for continued health benefits under COBRA for up to nine months, (3) a pro-rated portion of his target performance bonus for the year in which the termination occurs, and (4) vesting of his outstanding stock options as to that number of the then-unvested underlying shares of common stock that would have vested over the nine-month period following the end of Mr. Ahlholm’s employment.  If Mr. Ahlholm’s employment with us or our successor ends due to his resignation for “good reason” or his termination by us or our successor other than for “cause,” in each case in connection with or within twelve months following a change of control of our company, Mr. Ahlholm will be entitled to (1) continued payment of his base salary for twelve months following his termination, (2) payment of premiums for continued health benefits under COBRA for up to nine months, (3) 100% of his target performance bonus for the year in which the termination occurs and (4) vesting of his outstanding stock options as to all then-unvested underlying shares of common stock.  Mr. Ahlholm’s benefits are conditioned, among other things, on his complying with his post-termination obligations under his employment agreement.

For the purposes of Dr. Luthringer, Mr. Race and Mr. Ahlholm’s employment agreements, the employee may end his employment by resignation for “good reason” if, without the employee’s written consent, there is (1) a material diminution in the nature or scope of the employees responsibilities, duties or authority; (2) material reduction in the employees base salary; (3) relocation of the employees principal work location more than 50 miles from the location of the employee’s principal work location as of immediately prior to such relocation; or (4) our material breach of the employee’s employment agreement.  Further, for the purposes of Dr. Luthringer, Mr. Race and Mr. Ahlholm’s employment agreements, we may terminate the employee for “cause” if the employee (1) was convicted of a felony or a misdemeanor involving moral turpitude, (2) committed an act of fraud or embezzlement against us or our affiliates, (3) materially breached his employment agreement and failed to cure such breach within 30 days, (4) materially violated any of our written policies and failed to cure such violation within 30 days, (5) materially failed or materially refused to substantially perform his duties (other than by reason of a physical or mental impairment) or to implement the lawful written directives of our Chief Executive Officer or our board of directors that are consistent with his position, and such material failure or material refusal has continued after 30 days, (6) willfully engaged in conduct or willfully omitted to take any action, resulting in material injury to us or our affiliates, monetarily or otherwise (including with respect to our ability to comply with our legal or regulatory obligations), or (7) materially breached his fiduciary duties as our officer or as a member of our board of directors.

Item 6.   Exhibits

The following exhibits are incorporated by reference or filed as part of this report.

Exhibit
Number	Description	SEC File No.

3.1

Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s registration statement on Form S-1/A filed with the SEC on June 10, 2014)

333-195169

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s registration statement on Form S-1/A filed with the SEC on June 10, 2014)	333-195169

10.1	Employment Agreement, dated as of August 1, 2016, by and between Mind-NRG SARL and Dr. Remy Luthringer

10.2	Employment Agreement, dated as of August 1, 2016, by and between Mind-NRG SARL and Geoffrey Race

10.3	Employment Agreement, dated as of August 1, 2016, by and between the Registrant and Frederick Ahlholm

10.4	Employment Agreement, dated as of August 1, 2016, by and between the Registrant and Mark S. Levine

10.5	Employment Agreement, dated as of August 1, 2016, by and between the Registrant and Joseph Reilly

31.1	Certification of Chief Executive Officer (Principal Executive Officer) pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer (Principal Financial Officer) pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1+	Certification of Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) pursuant to Section 906 of Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Date: August 4, 2016