Form 10-Q
period 2016-09-30
Minerva Neurosciences, Inc.
filed 2016-11-03
CIK 1598646

f

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

The number of shares of Registrant’s Common Stock, $0.0001 par value per share, outstanding as of October 28, 2016 was 34,807,213.

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

PART I – Financial Information

Item 1 – Financial Statements

MINERVA NEUROSCIENCES, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
	2016	2015
Assets
Current assets
Cash and cash equivalents	$91,853,081	$14,284,054
Marketable securities	-	17,920,632
Restricted cash	80,000	80,000
Prepaid expenses and other current assets	702,359	1,196,136
Total current assets	92,635,440	33,480,822

Equipment, net	13,211	26,170
In-process research and development	34,200,000	34,200,000
Goodwill	14,869,399	14,869,399
Total assets	$141,718,050	$82,576,391

Liabilities and Stockholders’ Equity
Current liabilities
Notes payable - current portion	$4,750,635	$1,434,756
Accounts payable	833,229	1,360,569
Accrued expenses and other current liabilities	980,855	2,524,638
Accrued collaborative expenses	3,533,788	-
Total current liabilities	10,098,507	5,319,963
Notes payable - noncurrent	5,048,733	8,503,111
Deferred taxes	13,433,760	13,433,760
Total liabilities	28,581,000	27,256,834
Commitments and contingencies

Stockholders’ equity
Preferred stock; $0.0001 par value; 100,000,000 shares authorized; none issued or outstanding as of September 30, 2016 and December 31, 2015, respectively	-	-
Common stock; $0.0001 par value; 125,000,000 shares authorized; 34,807,213 and 24,721,143 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	3,481	2,472
Additional paid-in capital	236,587,739	157,129,947
Accumulated deficit	(123,454,170)	(101,812,862)
Total stockholders’ equity	113,137,050	55,319,557
Total liabilities and stockholders’ equity	$141,718,050	$82,576,391

See accompanying notes to condensed consolidated financial statements

MINERVA NEUROSCIENCES, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Expenses
Research and development	$5,852,121	$3,828,197	$13,941,283	$12,274,090
General and administrative	2,379,809	1,876,458	7,012,057	5,641,387
Total expenses	8,231,930	5,704,655	20,953,340	17,915,477
Loss from operations	(8,231,930)	(5,704,655)	(20,953,340)	(17,915,477)

Foreign exchange losses	(2,578)	(2,280)	(27,552)	(15,432)
Investment income	69,983	37,863	136,960	64,906
Interest expense	(258,764)	(269,950)	(797,376)	(776,400)
Net loss	$(8,423,289)	$(5,939,022)	$(21,641,308)	$(18,642,403)

Net loss per share, basic and diluted	$(0.24)	$(0.24)	$(0.71)	$(0.81)
Weighted average shares outstanding, basic and diluted	34,806,263	24,721,143	30,393,293	22,972,402

See accompanying notes to condensed consolidated financial statements

MINERVA NEUROSCIENCES, INC.

Condensed Consolidated Statement of Changes in Stockholders’ Equity

(Unaudited)

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-In Capital	Deficit	Total
Balances at January 1, 2015	18,439,482	$1,844	$126,228,981	$(74,731,230)	$51,499,595
Issuance of common stock and warrants pursuant to a private placement, net of issuance costs of $2,466,984	6,281,661	628	28,532,387	-	28,533,015
Issuance of warrant pursuant to loan agreement	-	-	166,344	-	166,344
Stock-based compensation	-	-	1,510,765	-	1,510,765
Net loss	-	-	-	(18,642,403)	(18,642,403)
Balances at September 30, 2015	24,721,143	$2,472	$156,438,477	$(93,373,633)	$63,067,316

Balances at January 1, 2016	24,721,143	$2,472	$157,129,947	$(101,812,862)	$55,319,557
Exercise of common stock warrants	3,850,051	385	22,222,109	-	22,222,494
Exercise of stock options	1,900	-	9,861	-	9,861
Issuance of common stock in a public offering, net of issuance costs of $3,832,004	6,052,631	606	53,667,385	-	53,667,991
Issuance of common stock pursuant to a private placement	181,488	18	999,981	-	999,999
Stock-based compensation	-	-	2,558,456	-	2,558,456
Net loss	-	-	-	(21,641,308)	(21,641,308)
Balances at September 30, 2016	34,807,213	$3,481	$236,587,739	$(123,454,170)	$113,137,050

See accompanying notes to condensed consolidated financial statements

MINERVA NEUROSCIENCES, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(21,641,308)	$(18,642,403)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	12,959	12,957
Amortization of debt discount recorded as interest expense	270,944	277,025
Amortization of marketable securities premium	102,632	159,680
Stock-based compensation expense	2,558,456	1,510,765
Changes in operating assets and liabilities
Prepaid expenses and other current assets	473,537	(427,074)
Accounts payable	(527,340)	92,985
Accrued expenses and other current liabilities	(1,543,783)	579,373
Accrued collaborative expenses	3,533,788	(1,222,420)
Other noncurrent liabilities	-	(7,694)
Net cash used in operating activities	(16,760,115)	(17,666,806)

Cash flows from investing activities:
Purchase of marketable securities	-	(23,279,285)
Proceeds from the maturity and redemption of marketable securities	17,818,000	944,683
Restricted cash	-	(44,986)
Net cash provided by (used in) investing activities	17,818,000	(22,379,588)

Cash flows from financing activities:
Proceeds from sale of common stock in public offering	57,499,995	-
Costs paid in connection with public offering	(3,832,004)	-
Proceeds from exercise of common stock warrants	22,222,494	-
Proceeds from exercise of stock options	9,861	-
Proceeds from notes payable	-	10,000,000
Repayments of notes payable	(389,203)	-
Costs paid in connection with notes payable	-	(195,656)
Proceeds from sale of common stock in private placement	999,999	30,999,999
Costs paid in connection with private placement	-	(2,466,984)
Net cash provided by financing activities	76,511,142	38,337,359
Net increase (decrease) in cash and cash equivalents	77,569,027	(1,709,035)

Cash and cash equivalents
Beginning of period	14,284,054	18,545,702
End of period	$91,853,081	$16,836,667
Supplemental disclosure of cash flow information
Cash paid for interest	$528,750	$440,625

See accompanying notes to condensed consolidated financial statements

MINERVA NEUROSCIENCES, INC.

Notes to Condensed Consolidated Financial Statements

As of September 30, 2016 and for the Nine Months Ended September 30, 2016 and 2015

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

In November 2013, the Company merged with Sonkei Pharmaceuticals Inc. (“Sonkei”), a clinical-stage biopharmaceutical company and, in February 2014, the Company acquired Mind-NRG, a pre-clinical-stage biopharmaceutical company. The Company refers to these transactions as the Sonkei Merger and Mind-NRG Acquisition, respectively. The Company holds licenses to MIN-101 and MIN-117 from Mitsubishi Tanabe Pharma Corporation (“MTPC”) with the rights to develop, sell and import MIN-101 and MIN-117 globally, excluding most of Asia. With the acquisition of Mind-NRG, the Company obtained exclusive rights to develop and commercialize MIN-301. The Company has also entered into a co-development and license agreement with Janssen, for the exclusive rights to develop and commercialize MIN-202 in the European Union, subject to royalty payments to Janssen, and royalty rights for any sales outside the Minerva Territory.

Liquidity

The Company has limited capital resources and has incurred recurring operating losses and negative cash flows from operations since inception. As of September 30, 2016, the Company has an accumulated deficit of approximately $123.5 million. Management expects to continue to incur operating losses and negative cash flows from operations. The Company has financed its operations to date from proceeds from the sale of common stock, warrants, loans and convertible promissory notes.

The Company believes that its cash and cash equivalents on hand at September 30, 2016 will be sufficient to fund the Company’s operations into 2018.  The timing of future capital requirements depends upon many factors including the size and timing of future clinical trials, the timing and scope of any strategic partnering activity and the progress of other research and development activities.

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

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim reporting and the requirements of the Securities and Exchange Commission (“SEC”) in accordance with Regulation S-X, Rule 10-01. Under those rules, certain notes and financial information that are normally required for annual financial statements can be condensed or omitted. In the opinion of the Company’s management, the accompanying financial statements contain all adjustments (consisting of items of a normal and recurring nature) necessary to present fairly the financial position as of September 30, 2016 and the results of operations for the three and nine months ended September 30, 2016 and 2015 and cash flows for the nine months ended September 30, 2016 and 2015. The results of operations for the three and nine months ended September 30, 2016, are not necessarily indicative of the results to be expected for the full year. When preparing financial statements in conformity with GAAP, management must make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates. The consolidated balance sheet as of December 31, 2015 was derived from the audited annual financial statements. The accompanying unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements for the years ended December 31, 2015 and 2014 included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 filed with the SEC on March 14, 2016.

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

Restricted cash

Cash accounts with any type of restriction are classified as restricted. The Company maintained restricted cash balances as collateral for corporate credit cards in the amount of $80,000 at September 30, 2016 and December 31, 2015.

Marketable securities

Marketable securities consisted of corporate debt securities maturing in twelve months or less. Based on the Company’s intentions regarding its marketable securities, all marketable securities were classified as held-to-maturity and are carried at amortized cost. The Company’s investments in marketable securities were classified as Level 2 within the fair value hierarchy. As of September 30, 2016, all marketable securities previously held by the Company have matured or been redeemed.

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

In July 2014, the Company entered into a co-development and license agreement. The Company accounts for the co-development and license agreement as a joint risk-sharing collaboration in accordance with ASC 808, Collaboration Arrangements. Costs between the Company and the licensor with respect to each party’s share of development costs that have been incurred pursuant to the joint development plan are recorded within research and development expenses or general and administrative expenses, as applicable, in the accompanying consolidated financial statements due to the joint risk-sharing nature of the activities. The Company has included $3.5 million in accrued collaborative expenses and $0.1 million in prepaid expenses and other current assets as of September 30, 2016 related to this agreement.

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

The amounts capitalized are being accounted for as indefinite-lived intangible assets, subject to impairment testing, until completion or abandonment of research and development efforts associated with the project. An IPR&D asset is considered abandoned when it ceases to be used (that is, research and development efforts associated with the asset have ceased, and there are no plans to sell or license the asset or derive defensive value from the asset). At that point, the asset is considered to be disposed of and is written off. Upon successful completion of each project, the Company will make a determination about the then remaining useful life of the intangible asset and begin amortization. The Company tests its indefinite-lived intangibles, IPR&D assets, for impairment annually on November 30 and more frequently if events or changes in circumstances indicate that it is more likely than not that the asset is impaired. When testing indefinite-lived intangibles for impairment, the Company may assess qualitative factors for its indefinite-lived intangibles to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the asset is impaired. Alternatively, the Company may bypass this qualitative assessment for some or all of its indefinite-lived intangibles and perform the quantitative impairment test that compares the fair value of the indefinite- lived intangible asset with the asset’s carrying amount. There was no impairment of IPR&D for the three and nine months ended September 30, 2016 or 2015.

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

Concentration of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk are primarily cash, cash equivalents and marketable securities. The Company maintains its cash and cash equivalent balances in the form of business checking accounts and money market accounts, the balances of which, at times, may exceed federally insured limits. Exposure to cash and cash equivalents credit risk is reduced by placing such deposits with major financial institutions and monitoring their credit ratings. Marketable securities consist primarily of corporate bonds, with fixed interest rates. Exposure to credit risk of marketable securities is reduced by maintaining a diverse portfolio and monitoring their credit ratings. As of September 30, 2016, all marketable securities previously held by the Company have matured or been redeemed.

Long-lived assets

The Company reviews the recoverability of all long-lived assets, including the related useful lives, whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset might not be recoverable. If required, the Company compares the estimated undiscounted future net cash flows to the related asset’s carrying value to determine whether there has been an impairment. If an asset is considered impaired, the asset is written down to fair value, which is based either on discounted cash flows or appraised values in the period the impairment becomes known. The Company believes that all long-lived assets are recoverable, and no impairment was deemed necessary at September 30, 2016 and 2015.

Goodwill

The Company tests its goodwill for impairment annually, or whenever events or changes in circumstances indicate an impairment may have occurred, by comparing its reporting unit’s carrying value to its implied fair value. Impairment may result from, among other things, deterioration in the performance of the acquired business, adverse market conditions, adverse changes in applicable laws or regulations and a variety of other circumstances. If the Company determines that an impairment has occurred, it is required to record a write-down of the carrying value and charge the impairment as an operating expense in the period the determination is made. In evaluating the recoverability of the carrying value of goodwill, the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the acquired assets. Changes in strategy or market conditions could significantly impact those judgments in the future and require an adjustment to the recorded balances. The Company tests its goodwill for impairment as of November 30. There was no impairment of goodwill for the three and nine months ended September 30, 2016 and 2015.

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

In August 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The new standard requires management to assess the entity’s ability to continue as a going concern, and to provide related note disclosures in certain circumstances. The provisions of this guidance are effective for annual periods beginning after December 15, 2016, and for interim periods therein. This guidance is not expected to have an impact on the Company’s consolidated financial statements or disclosures.

In February 2016, the FASB issued ASU No. 2016-02, Leases. The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. Refer to Note 9, Commitments and Contingencies, for the Company's current lease commitments. The Company is currently evaluating the impact of the pending adoption of the new standard on the Company’s consolidated financial statements.

In March 2016, the FASB issued ASU No 2016-09, Compensation – Stock Compensation (Topic 718). The new standard simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. Under this guidance, a company recognizes all excess tax benefits and tax deficiencies as income tax expense or benefit in the statement of operations. This change eliminates the notion of the additional paid-in capital pool and reduces the complexity in accounting for excess tax benefits and tax deficiencies. The new standard is effective for public companies for annual reporting periods beginning after December 15, 2016, including interim periods within those annual reporting periods; however, early adoption is allowed. The Company is currently evaluating the impact of the pending adoption of the new standard on the Company’s consolidated financial statements.

In August 2016, the FASB issued ASU No 2016-15, Statement of Cash Flows – Classification of Certain Cash Receipts and Cash Payments (Topic 230). The new standard clarifies the treatment of several cash flow categories. In addition, ASU 2016-15 clarifies that when cash receipts and cash payments have aspects of more than one class of cash flows and cannot be separated, classification will depend on the predominant source or use. This update is effective for annual periods beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted, including adoption in an interim period. The Company is currently evaluating the impact of the pending adoption of the new standard on the Company’s consolidated financial statements.

NOTE 3 — ACCRUED EXPENSES

Accrued expenses and other liabilities consist of the following:

	September 30, 2016	December 31, 2015
Research and development costs and other accrued expenses	$574,018	$1,740,871
Professional fees	192,000	-
Accrued bonus	99,088	725,017
Interest payable	56,463	58,750
Vacation payable	59,286	-
	$980,855	$2,524,638

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net loss	$(8,423,289)	$(5,939,022)	$(21,641,308)	$(18,642,403)
Weighted average shares of common stock outstanding	34,806,263	24,721,143	30,393,293	22,972,402
Net loss per share of common stock – basic and diluted	$(0.24)	$(0.24)	$(0.71)	$(0.81)

The following securities outstanding at September 30, 2016 and 2015 have been excluded from the calculation of weighted average shares outstanding as their effect on the calculation of loss per share is antidilutive:

	September 30,
	2016	2015
Common stock options	3,569,298	3,098,036
Warrants	2,472,400	6,322,451

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

The Company paid a facility fee of $75,000 for access to the Term Loans and will be required to pay a final payment of 5.1% of the total amount borrowed, which has been included as a component of the debt discount and is amortized to interest expense over the term of the loans.  The outstanding Term A Loans and debt discount are as follows:

September 30, 2016
Term A Loans	$9,610,798
Less: debt discount and financing costs	(132,282)
Less: current portion	(4,750,635)
Accrued portion of final payment	320,852
Long-term portion	$5,048,733

For the three months ended September 30, 2016 and 2015, the Company recognized interest expense of $0.3 million in both periods, including $0.1 million in both periods, related to the debt discount. For the nine months ended September 30, 2016 and 2015, the Company recognized interest expense of $0.8 million in both periods, including $0.3 million in both periods related to the debt discount.

The Term Loans mature on August 1, 2018. The Company may prepay all, but not less than all, of the loaned amount upon 30 days’ advance notice to the Lenders, provided that the Company will be obligated to pay a prepayment fee equal to (i) 3% of the outstanding balance, if the loan is prepaid within 24 months of the funding date, (ii) 2% of the outstanding balance, if the loan is prepaid between 24 and 36 months of the funding date and (iii) 1% of the outstanding balance, if the loan is prepaid thereafter (each, a “Prepayment Fee”).  The expected remaining repayment of the $10.0 million Term A loan principal is as follows:

2016	$1,181,381
2017	4,938,713
2018	3,490,704
Total Term A Loans	$9,610,798

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

NOTE 6 — CO-DEVELOPMENT AND LICENSE AGREEMENT

On February 12, 2014, the Company signed a co-development and license agreement with Janssen, subject to the completion of an initial public offering and the payment of a $22.0 million license fee. Under the agreement, Janssen, the licensor, granted the Company an exclusive license, with the right to sublicense, in the European Union, Switzerland, Liechtenstein, Iceland and Norway, referred to as the Minerva Territory, under (i) certain patent and patent applications to sell products containing any orexin 2 compound, controlled by the licensor and claimed in a licensor patent right as an active ingredient and (ii) MIN-202 for any use in humans. In addition, upon regulatory approval in the Minerva Territory (and earlier if certain default events occur), the Company will have rights to manufacture MIN-202, also known as JNJ-42847922. The Company has granted to the licensor an exclusive license, with the right to sublicense, under all patent rights and know-how controlled by the Company related to MIN-202 to sell MIN-202 outside the Minerva Territory. In consideration of the licenses granted on July 7, 2014, the Company made a license fee payment of $22.0 million, which was included as a component of research and development expense in 2014. The Company will pay a quarterly royalty percentage to the licensor in the high single digits on aggregate net sales for MIN-202 products sold by the Company, its affiliates and sublicensees in the Minerva Territory. The licensor will pay a quarterly royalty percentage to the Company in the high single digits on aggregate net sales for MIN-202 products sold by the licensor outside the Minerva Territory.  In accordance with the development agreement, the Company will pay 40% of MIN-202 development costs related to the joint development of any MIN-202 products. However, the Company’s share of aggregate development costs shall not exceed (i) $5.0 million for the period beginning from the effective date of the license and ending following the completion of certain Phase Ib clinical trials and animal toxicology studies, and (ii) $24.0 million for the period beginning from the effective date of the license and ending following the completion of certain Phase II clinical trials.  The licensor has a right to opt out at the end of certain development milestones, with the first milestone being the completion of a single day Phase I clinical trial in patients with major depressive disorder, or MDD. Upon opt out, the licensor will not have to fund further development of MIN-202 and the Minerva Territory will be expanded to also include all of North America. The Company would then owe the licensor a reduced royalty in the mid-single digits for all sales in the Minerva Territory. The Company has the right to terminate the license following certain development milestones, the first being completion of a certain Phase Ib clinical trial in patients with insomnia and certain toxicology studies in animals. If the Company terminates the license within 45 days of this milestone, the Company must pay a termination fee equal to $3.0 million. If the Company terminates the license at any time following the last development milestone involving a certain Phase IIb clinical trial, the Company will be entitled to a royalty in the mid-single digits from sales of MIN-202 by the licensor. The licensor may also terminate the agreement for the Company’s material breach or certain insolvency events, including if the Company is unable to fund its portion of the development costs.

The Company accounts for the co-development and license agreement as a joint risk-sharing collaboration in accordance with ASC 808,   Collaboration Arrangements. Payments between the Company and the licensor with respect to each party’s share of MIN-202 development costs that have been incurred pursuant to the joint development plan are recorded within research and development expenses or general and administrative expenses, as applicable, in the accompanying consolidated statements of operations due to the joint risk-sharing nature of the activities. The Company has included $3.5 million in accrued collaborative expenses, which has been recorded as a component of research and development expenses, and $0.1 million in other current assets for reimbursable collaborative expense incurred as of September 30, 2016. The Company paid zero and $3.8 million during the nine months ended September 30, 2016 and 2015, respectively, related to this agreement.

On July 6, 2016, the Company and Janssen agreed that the parties had reached “Decision Point 2,” as defined under the co-development agreement. As a result, the Company expects to incur an additional expense of up to $15.5 million and to pay up to an additional $19.0 million, to Janssen as costs are incurred for certain Phase II clinical trials in accordance with the terms of the co-development agreement.  The Company and Janssen are planning the next steps in the clinical development program for MIN-202, including potential Phase IIb clinical trials in both insomnia disorder and MDD.

NOTE 7 — STOCKHOLDERS’ EQUITY

Public Offering of Common Stock

On June 17, 2016, the Company closed a public offering of common stock, in which the Company issued and sold 6,052,631 shares of common stock at a public offering price of $9.50, for aggregate gross proceeds to the Company of $57.5 million. All of the shares issued and sold in this public offering were registered under the Securities Act pursuant to a registration statement on Form S-3 (File No. 333-205764) and a related prospectus and prospectus supplement, in each case filed with the Securities and Exchange Commission. The Company incurred $3.8 million in underwriting discounts and commissions and transaction costs, which have been included as a component of additional paid-in capital, resulting in net proceeds of $53.7 million.

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

Private Placement of Common Stock and Warrants

On March 18, 2015, pursuant to a securities purchase agreement with certain accredited investors dated March 13, 2015, the Company sold in a private placement 6,281,661 shares of the Company’s common stock at a price per share of $4.81 and warrants to purchase up to an aggregate of 6,281,661 shares of common stock at a purchase price of $0.125 per warrant share, with an initial exercise price of $5.772 per share, resulting in gross proceeds of approximately $31.0 million.  The warrants expire on March 18, 2017, two years after the date on which they were initially issued.  As of September 30, 2016, warrants to purchase 2,431,610 shares of common stock were outstanding. The Company incurred $2.5 million for placement agent fees and transaction costs which have been included as a component of additional paid-in capital, resulting in net proceeds of $28.5 million.

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

Term Loan Warrants

In connection with the Loan Agreement, the Company issued the Lenders warrants to purchase shares of its common stock upon its draw of each tranche of the Term Loans. The aggregate number of shares of common stock issuable upon exercise of the warrants is equal to 2.25% of the amount drawn of such tranche, divided by the average closing price per share of the Company’s common stock reported on the NASDAQ Global Market for the 10 consecutive trading days prior to the applicable draw.  Upon the draw of the Term A Loans, the Company issued the Lenders warrants to purchase 40,790 shares of common stock at a per share exercise price of $5.516. The warrants are immediately exercisable upon issuance, and other than in connection with certain mergers or acquisitions, will expire on the ten-year anniversary of the date of issuance.  The fair value of the warrants was estimated at $0.2 million using a Black-Scholes model and assuming: (i) expected volatility of 100.8%, (ii) risk free interest rate of 1.83%, (iii) an expected life of 10 years and (iv) no dividend payments.  The fair value of the warrants was included as a discount to the Term A Loans and also as a component of additional paid-in capital and will be amortized to interest expense over the term of the loan. All such warrants were outstanding as of September 30, 2016.

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

	Shares Issuable Pursuant to Stock Options	Weighted- Average Exercise Price
Outstanding January 1, 2016	3,388,698	$5.59

Granted	182,500	$9.63
Exercised	(1,900)	$5.19
Forfeited	-	$-
Outstanding September 30, 2016	3,569,298	$5.79
Exercisable September 30, 2016	1,597,576	$6.07
Available for future grant	1,460,135

The Company uses the Black Scholes model to estimate the fair value of stock options granted.  For stock options granted during the nine months ended September 30, 2016 and 2015, the Company utilized the following assumptions:

	September 30, 2016	September 30, 2015
Expected term (years)	5.5-6.25	5.5-6.25
Risk free interest rate	1.17-1.52%	1.27-1.98%
Volatility	78%	74-110%
Dividend yield	0%	0%
Weighted average grant date fair value per share of common stock	$5.53	$4.26

Stock-Based Awards Granted to Non-employees-The Company from time to time grants options to purchase common stock to non-employees for services rendered and records expense ratably over the vesting period of each award. The Company estimates the fair value of the stock options using the Black-Scholes valuation model at each reporting date. The Company granted 60,000 stock options to non-employees and recorded stock-based compensation expense of $15,000 during the three and nine months ended September 30, 2016. There were no stock option grants made to non-employees made during the nine months ended September 30, 2015.

For stock options granted to non-employees during the nine months ended September 30, 2016, the Company utilized the following assumptions:

September 30, 2016
Expected term (years)	9.92
Risk free interest rate	1.60%
Volatility	101%
Dividend yield	0%
Weighted average reporting date fair value per share of common stock	$12.76

The Company recognized stock-based compensation expense for the nine months ended September 30, 2016 and 2015 of $2.6 million and $1.5 million, respectively.  The weighted average grant-date fair value of stock options outstanding on September 30, 2016 was $4.67 per share. The intrinsic value of options exercised during the nine months ended September 30, 2016 was $13 thousand. The Company received $10 thousand in cash from option exercises during the nine months ended September 30, 2016. Total unrecognized compensation costs related to non-vested awards at September 30, 2016 was approximately $7.6 million and is expected to be recognized within future operating results over a period of 2.6 years. At September 30, 2016, the weighted average contractual term of the options outstanding is approximately 8.4 years. The intrinsic value of outstanding stock options at September 30, 2016 was $29.7 million.

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

From time to time, the Company may be subject to various legal proceedings and claims that arise in the ordinary course of the Company’s business activities. The Company is not aware of any claim or litigation, the outcome of which, if determined adversely to the Company, would have a material effect on the Company’s financial position or results of operations.

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

Patients who completed the 12-week double-blind core phase of this study were provided the opportunity to enter into a 24-week, open-label extension phase.   The extension phase was completed during the third quarter of 2016. During the extension phase, all patients received either 32 milligrams (mg) or 64 mg of MIN-101.  Patients who received placebo in the core phase were randomized to one of these two doses at the beginning of the extension phase.  Data generated during the extension period were intended to provide longer term supportive evidence of efficacy and to complement the statistically significant results obtained during the core phase.

One hundred forty-two patients from the treatment and placebo groups in the core phase entered the extension phase, with 88 patients completing the extension. Seventy patients received 32 mg and 72 patients received 64 mg during the extension.

Negative symptoms, assessed based on the PANSS PSM, were observed to continue to improve during the extension phase, as shown by a reduction from the study start for the 32 and 64 mg-treated groups of 5.5 points and 4.9 points, respectively, and by a reduction of 5.4 points and 5.3 points, respectively, in the PANSS three factors negative symptoms subscale.

Positive symptoms were observed to remain stable throughout the study, as measured by PANSS positive symptom scores. This finding is consistent with the hypothesis that MIN-101 has a direct and specific effect on negative symptoms.

General psychopathology was observed to improve during the extension phase for the 32 and 64 mg groups, as shown by reductions in the PANSS general psychopathology subscale score.

MIN-101 was generally reported to be well tolerated through the entire 36-week period. QTcF was closely monitored throughout the study, and discontinuation criteria based on QTcF prolongation were incorporated in the protocol. As previously announced, two patients out of 162 who received MIN-101 in the core phase were discontinued based upon these criteria; both of these patients received the higher dose (64 mg). In the extension phase no additional patients were discontinued.  The extension phase data also confirm that MIN-101 at the doses tested did not have an effect on extra-pyramidal symptoms (EPS), prolactin or weight gain.

We plan to meet with regulatory authorities in the U.S. and Europe regarding the design of pivotal clinical trials with MIN-101, and we expect Phase 3 testing of this compound in schizophrenia to be initiated in mid-2017.

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

In September 2016, we announced that the U.S. Food and Drug Administration, or FDA, has accepted our Investigational New Drug application, or IND, for MIN-117.  FDA acceptance of this IND allows us to begin clinical trials with this compound in the United States, building upon the results from the Phase IIa trial in Europe.  Planning is underway for these trials, which are expected to begin in 2017.

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

In March 2016, we announced top line results from the Phase Ib clinical trial in MDD with MIN-202 conducted in Europe.  The Phase Ib trial was a randomized, double-blind, parallel group study including 20 mg of MIN-202 administered in the evening, a positive control, 25 mg of diphenhydramine, and placebo, to evaluate treatment with MIN-202 in 48 subjects ages 18 to 65 years with a diagnosis of MDD who could be treated with marketed antidepressants.  MIN-202 was observed to be well tolerated by study participants over a one-month treatment duration, with no serious adverse events. Consistently greater improvements in depressive symptomatology were observed in patients randomized to receive MIN-202 compared to those randomized to receive placebo or diphenhydramine, as measured by clinician administered rating scales, including the Hamilton Depression Rating Scale. These findings support the potential of MIN-202 to have a direct effect on mood independent from its effect on sleep.  Core symptoms of depression (as measured by the HAM-D 6) were observed to be significantly improved in the MIN-202 arm when compared with PLA.  A number of supportive activities and studies are underway in anticipation of the next phase of clinical trials with MIN-202 in both insomnia disorder and MDD, which are anticipated to begin in early 2017.

MIN-301

In January 2015, we announced results from a non-human primate study showing that treatment with an analog of MIN-301 resulted in improvements in a range of symptoms associated with a Parkinson’s disease model in primates. The results confirmed the beneficial effects of MIN-301 in non-primate preclinical models.  We believe these data provide support for advancing MIN-301 into clinical trials for the treatment of Parkinson’s disease in humans. Building upon these data, we are continuing to conduct preclinical development with MIN-301 as a treatment for Parkinson’s disease.  We expect that the next steps in the MIN-301 program, after completion of regular toxicology studies and final production of the compound in accordance with current Good Manufacturing Practices, will include the filing of an IND in the United States and/or Investigational Medicinal Product Dossier, or IMPD, in the European Union, with Phase I trials to commence upon acceptance of these filings by regulatory authorities.

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

Results of Operations

Comparison of Three Months Ended September 30, 2016 versus September 30, 2015

Research and Development Expenses

Total research and development expenses were $5.9 million for the three months ended September 30, 2016 compared to $3.8 million for the same period in 2015, an increase in total expense of $2.1 million.  Research and development expense in the three months ended September 30, 2016 and 2015 included non-cash stock-based compensation expenses of $0.3 million and $0.2 million, respectively. Excluding stock-based compensation, total research and development expense related to drug development programs for the three months ended September 30, 2016 and 2015 was $5.6 million and $3.6 million, respectively, an increase of $2.0 million.  This increase in research and development expenses primarily reflects higher development expenses under the MIN-202 program for Phase II clinical trial preparation, partially offset by lower costs for our MIN-101 and MIN-117 programs as those clinical trials have concluded.

General and Administrative Expenses

Total general and administrative expenses were $2.4 million for the three months ended September 30, 2016 compared to $1.9 million for the same period in 2015, an increase of approximately $0.5 million. General and administrative expense in the three months ended September 30, 2016 and 2015 included non-cash stock-based compensation expenses of $0.7 million and $0.4 million, respectively. Excluding stock-based compensation, general and administrative expense for the three months ended September 30, 2016 and 2015 was $1.7 million and $1.5 million, respectively. This increase was primarily due to an increase in professional fees during the three months ended September 30, 2016.

Foreign Exchange (Losses) Gains

Foreign exchange loss was $3 thousand for the three months ended September 30, 2016 compared to a loss of $2 thousand for the same period in 2015, an increased loss of $1 thousand. The loss was primarily due to clinical activities denominated in Euros.

Investment Income

Investment income was $70 thousand for the three months ended September 30, 2016 compared to $38 thousand for the same period in 2015, an increase of $32 thousand. The increase was due to investment income on cash equivalents and marketable securities.

Interest Expense

Interest expense was $0.3 million for both the three months ended September 30, 2016 and 2015 as our outstanding loan balance was the same in both periods.

Comparison of Nine Months Ended September 30, 2016 versus September 30, 2015

Research and Development Expenses

Total research and development expenses were $13.9 million for the nine months ended September 30, 2016 compared to $12.3 million for the same period in 2015, an increase in total expense of $1.6 million. Research and development expense in the nine months ended September 30, 2016 and 2015 included non-cash stock-based compensation expenses of $0.7 million and $0.4 million, respectively. Excluding stock-based compensation, total research and development expense related to drug development programs for the nine months ended September 30, 2016 and 2015 was $13.2 million and $11.9 million, respectively, an increase of $1.3 million. This increase in research and development expenses primarily reflects higher development expenses under the MIN-202 program for Phase II clinical trial preparation, increased expenses related to our Phase IIa clinical trial of MIN-117 and increased expenses related to our MIN-301 development.  This increase was partially offset by decreased expenses due to the completion of our Phase IIb clinical trial of MIN-101.

General and Administrative Expenses

Total general and administrative expenses were $7.0 million for the nine months ended September 30, 2016 compared to $5.6 million for the same period in 2015, an increase of approximately $1.4 million. General and administrative expense in the nine months ended September 30, 2016 and 2015 included non-cash stock-based compensation expenses of $1.8 million and $1.1 million, respectively. Excluding stock-based compensation, general and administrative expense for the nine months ended September 30, 2016 and 2015 was $5.2 million and $4.5 million, respectively. This increase was primarily due to an increase in personnel costs and professional fees during the nine months ended September 30, 2016.

Foreign Exchange (Losses) Gains

Foreign exchange losses were $28 thousand for the nine months ended September 30, 2016 compared to a loss of $15 thousand for the same period in 2015, an increased loss of $13 thousand. The loss was primarily due to certain expenses of Mind-NRG and clinical activities denominated in Euros.

Investment Income

Investment income was $137 thousand for the nine months ended September 30, 2016 compared to $65 thousand for the same period in 2015, an increase of $72 thousand. The increase was due to investment income on cash equivalents and marketable securities.

Interest Expense

Interest expense was $0.8 million for both the nine months ended September 30, 2016 and 2015 as our outstanding loan balance was the same in both periods.

Liquidity and Capital Resources

Sources of Liquidity

We have incurred losses and cumulative negative cash flows from operations since our inception in April 2007 and, as of September 30, 2016, we had an accumulated deficit of approximately $123.5 million. We anticipate that we will continue to incur net losses for the foreseeable future as we continue the development and potential commercialization of our product candidates and to support our operations as a public company. At September 30, 2016, we had approximately $91.9 million in cash and cash equivalents. We believe that our cash and cash equivalents as of September 30, 2016, will be sufficient to fund our operations into 2018. The timing of future capital requirements depends upon many factors including the size and timing of future clinical trials, the timing and scope of any strategic partnering activity and the progress of other research and development activities.

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

Private Placement

On March 18, 2015, pursuant to a securities purchase agreement with certain accredited investors dated March 13, 2015, we sold in a private placement 6,281,661 shares of our common stock at a price per share of $4.81 and warrants to purchase up to an aggregate of 6,281,661 shares of our common stock at a purchase price of $0.125 per warrant share, with an initial exercise price of $5.772 per share for gross proceeds of approximately $31.0 million and net proceeds of approximately $28.5 million. The warrants expire on March 18, 2017, two years after the date on which they were initially issued. As of September 30, 2016, warrants to purchase 2,431,610 shares of common stock were outstanding.

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

On July 6, 2016, we and Janssen agreed that the parties had reached “Decision Point 2,” as defined under the co-development agreement. As a result, we expect to incur an additional expense of up to $15.5 million and to pay up to an additional $19.0 million, to Janssen as costs are incurred for certain Phase II clinical trials in accordance with the terms of the co-development agreement. A number of supportive activities and studies are underway in anticipation of the next phase of clinical trials with MIN-202 in both insomnia disorder and MDD, which are anticipated to begin in early 2017.

Under our $10.0 million Term A Loan, we have made principal repayments of approximately $0.4 million. We expect to make additional principal repayments of approximately $1.2 million in 2016, $4.9 million in 2017 and $3.5 million in 2018, in accordance with the terms of the agreement.

Cash Flows

The table below summarizes our significant sources and uses of cash for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended
	September 30,
	2016	2015
	(dollars in millions)
Net cash provided by (used in):
Operating activities	$(16.7)	$(17.7)
Investing activities	17.8	(22.3)
Financing activities	76.5	38.3
Net increase in cash	$77.6	$(1.7)

Net Cash Used in Operating Activities

Net cash used in operating activities of approximately $16.7 million during the nine months ended September 30, 2016 was primarily due to our net loss of $21.6 million and a $0.5 million decrease in accounts payable, partially offset by stock-based compensation expense of $2.6 million, a $1.9 million net increase in accrued expenses and accrued collaborative expenses, a decrease of $0.5 million in prepaid expense and amortization of investments and debt discount of $0.4 million.

Net cash used in operating activities of approximately $17.7 million during the nine months ended September 30, 2015 was primarily due to our net loss of $18.6 million, a $0.6 million decrease in accounts payable and accrued expenses and a $0.4 million increase in prepaid expenses, partially offset by stock-based compensation expense of $1.5 million and amortization of investments and debt discount of $0.4 million.

Net Cash Provided by (Used in) Investing Activities

Net cash provided by investing activities of approximately $17.8 million during the nine months ended September 30, 2016 was due to the maturity and redemption of marketable securities.

Net cash used in investing activities of approximately $22.3 million during the nine months ended September 30, 2015 was primarily due to the purchase of marketable securities of $23.3 million, partially offset by the redemption of marketable securities of $0.9 million.

Net Cash Provided by Financing Activities

Net cash provided by financing activities of $76.5 million during the nine months ended September 30, 2016 was primarily due to gross proceeds from the June 2016 public stock offering of $57.5 million less costs of $3.8 million, proceeds from the exercise of common stock warrants of $22.2 million and proceeds from the sale of common stock in a private placement of $1.0 million, partially offset by the principal repayments under the Term A loans of $0.4 million.

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

Critical Accounting Policies and Estimates

In our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, our most critical accounting policies and estimates upon which our financial status depends were identified as those relating to stock-based compensation; research and development costs; in-process research and development; net operating losses and tax credit carryforwards; and impairment of long-lived assets. We reviewed our policies and determined that those policies remain our most critical accounting policies for the nine months ended September 30, 2016.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2016. Based on the evaluation of our disclosure controls and procedures as of September 30, 2016, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

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

We are not profitable and have incurred losses in each period since our inception in 2007. For the nine months ended September 30, 2016, and 2015, we reported net losses of $21.6 million and $18.6 million, respectively. As of September 30, 2016, we had an accumulated deficit of $123.5 million.

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

As of September 30, 2016, we had cash and cash equivalents of $91.9 million. We believe that our cash and cash equivalents as of September 30, 2016, will fund our projected operating requirements into 2018.  However, circumstances may cause us to consume capital more rapidly than we currently anticipate. In any event, we will require significant additional capital to fund future clinical trials of our product candidates, and to obtain regulatory approval for, and to commercialize, our product candidates.

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

As of September 30, 2016, we had nine full-time employees. As our development and commercialization plans and strategies develop, we expect to need additional managerial, operational, sales, marketing, financial and other resources. Future growth would impose significant added responsibilities on members of management, including:

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

We did not sell any unregistered securities during the three months ended September 30, 2016.

Issuer Purchases of Equity Securities

We did not repurchase any securities during the three months ended September 30, 2016.

Item 3.   Defaults upon Senior Securities

Not applicable.

Item 4.   Mine Safety Disclosures

Not applicable.

Item 5.   Other Information

Not applicable.

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

Date: November 3, 2016