Form 10-K
period 2016-12-31
Minerva Neurosciences, Inc.
filed 2017-03-13
CIK 1598646

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The aggregate value of the Company’s Common Stock held by non-affiliates of the Company was approximately $245,659,533 as of June 30, 2016, the last day of the Company’s most recently completed second fiscal quarter, when the last reported sales price was $10.21 per share.

The number of shares of Registrant’s Common Stock outstanding as of March 10, 2017 was 35,286,433.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement relating to the 2017 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A with the Securities and Exchange Commission are incorporated by reference into Part III of this Report. Such proxy statement will be filed with the Securities and Exchange Commission not later than 120 days following the end of the Registrant’s fiscal year ended December 31, 2016.

MINERVA NEUROSCIENCES, INC.

All trademarks, trade names, service marks, and copyrights appearing in this Annual Report on Form 10-K are the property of their respective owners.

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

Overview

We are a clinical-stage biopharmaceutical company focused on the development and commercialization of a portfolio of product candidates to treat patients suffering from central nervous system, or CNS, diseases. Leveraging our scientific insights and clinical experience, we have acquired or in-licensed four development-stage proprietary compounds that we believe have innovative mechanisms of action and therapeutic profiles that may potentially address the unmet needs of patients with these diseases.

Our product portfolio and potential indications include:  MIN-101 for the treatment of schizophrenia; MIN-202 (also known as JNJ-42847922), which we are co-developing with Janssen Pharmaceutica NV, or Janssen, for the treatment of insomnia disorder and  major depressive disorder, or MDD; MIN-117 for the treatment of MDD; and MIN-301 for the treatment of Parkinson’s disease. We believe our product candidates have significant potential to improve the lives of a large number of affected patients and their families who are currently not well-served by available therapies.  According to Datamonitor, an independent market research firm, in 2016 approximately 3.3 million people suffered from schizophrenia, 28.9 million suffered from MDD and 1.9 million suffered from Parkinson’s disease in the United States, Japan and the five major European Union markets of France, Germany, Italy, Spain and the United Kingdom.  Insomnia is believed to affect approximately 30 to 35 percent of the global population as estimated by American Academy of Sleep Medicine.

Our Strategy

Our strategy is to develop and commercialize first-in-class products that address critical unmet medical needs in the CNS therapeutic area. We are pursuing this strategy based on the following principles: selection of products with novel mechanisms of action; attention to patient safety and compliance; scientific rigor applied to patient selection and clinical trial conduct; incorporation of patient and caregiver insights to drive clinical advancements; and integrity. Minerva management, as well as the clinical research organizations conducting our trials, have significant experience with study centers and investigators in the countries where we have conducted and are conducting our trials.  As a result, we have access to well characterized and validated patient populations and to highly trained physicians with experience in conducting CNS-related trials.   With the experience and knowledge base of our clinicians and physicians, we have generated substantive data from randomized, double blind, placebo-controlled trials that support the clinical advancement of these products in defined patient populations and in multiple regulatory jurisdictions, including the United States and Europe.  In summary, key elements of our strategy are:

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

•

Selectively explore collaborations with leading pharmaceutical companies to maximize the value of our current product candidate portfolio, particularly in connection with pivotal Phase III clinical trials and subsequent regulatory review, approval and commercialization;

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

We further expanded our product candidate portfolio in February 2014 by acquiring the shares of Mind-NRG Sarl, or Mind-NRG, which had exclusive rights to develop and commercialize MIN-301. In addition, in February 2014 we entered into a co-development and license agreement with Janssen, one of the Janssen Pharmaceutical Companies of Johnson & Johnson. Pursuant to this agreement we are co-developing MIN-202 and have the right to commercialize this compound in the European Union, Switzerland, Liechtenstein, Iceland and Norway, or the Minerva Territory, subject to royalty payments to Janssen, with Janssen having commercialization rights outside of the Minerva Territory, subject to royalty payments to us.  Effective January 28, 2016 Mind-NRG converted under Swiss law from an S.A. (public limited liability company) to an S.A.R.L. (company with limited liability).

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

Our Pipeline

MIN-101

Introduction

MIN-101 is a compound that has been shown to block serotonin receptors and sigma receptors, two receptors in the brain that are involved in the regulation of mood, cognition, sleep and anxiety. We are developing MIN-101 to treat patients with schizophrenia. MIN-101 has been designed to block a specific subtype of serotonin receptor called 5-HT2A. When 5-HT2A is blocked, certain symptoms of schizophrenia, such as hallucinations, delusions, agitation and thought and movement disorders, as well as the side effects associated with antipsychotic treatments, can be minimized. Additionally, blocking 5-HT2A promotes slow wave sleep, a sleep stage often disrupted in patients with schizophrenia. MIN-101 has also been designed to block a specific subtype of sigma receptor called sigma2, which is involved in movement control, psychotic symptom control and learning and memory. Blocking sigma2 also increases calcium levels in neurons in the brain, which can improve memory.  Recent literature has also indicated that a sub-type of progesterone protein complex might also be a putative binding site for sigma2 receptors and might explain the effects on cognition of MIN-101.

We believe the scientifically supported and innovative mechanisms of action of MIN-101 may potentially address the unmet needs of schizophrenic patients which include negative symptoms and cognitive impairment, as well as the side effects of existing therapies. We plan to seek approval of MIN-101 initially as a first line therapy to treat negative symptoms in patients diagnosed with schizophrenia, and we also may study its use in combination with approved atypical antipsychotic agents.  We believe that MIN-101, if approved, could treat the majority of patients diagnosed with schizophrenia.

We have exclusively licensed MIN-101 and a number of back-up compounds from MTPC. MTPC has retained commercialization rights to MIN-101 in most of Asia.

Clinical Development

Phase IIb Trial

In May 2016, we announced top line results from a prospective Phase IIb, 12-week, randomized, double-blind, placebo-controlled parallel clinical trial evaluating the efficacy, safety and tolerability of MIN-101 as monotherapy in patients with negative symptoms of schizophrenia using the pentagonal structure model, or PSM, of the Positive and Negative Syndrome Scale, or PANSS.  These negative symptoms, for which no approved treatment is currently available, affect the majority of schizophrenic patients and can persist over their lifetimes. A total of 244 patients were randomized in equal groups to receive daily doses of MIN-101 32 mg, MIN-101 64 mg or placebo at 32 clinical sites in Russia and five European countries. To participate in the trial, patients were required to have stable positive and negative symptoms for three months prior to entry, a PANSS negative sub-score greater than or equal to 20, and scores < 4 on the following PANSS items: excitement, hyperactivity, hostility, suspiciousness, uncooperativeness and poor impulse control.  All three cohorts were balanced with respect to demographic and baseline disease characteristics.

The study achieved its primary endpoint, as we observed a statistically significant benefit of MIN-101 over placebo in improving negative symptoms as measured by the PSM of PANSS. The effect was observed for both doses tested: 32 milligrams (mg): p ≤ 0.024 with an effect size of 0.45, and 64 mg: p ≤ 0.004 with effect size of 0.57.

We also observed a statistically significant benefit of MIN-101 over placebo on the PANSS three factors negative symptoms subscale for both doses tested: 32 mg: p ≤ 0.006, with an effect size of 0.54, and 64 mg: p ≤ 0.001 with an effect size of 0.70.

Furthermore, the statistically significant benefit of MIN-101 over placebo was observed on the PANSS total score (not significant for the 32 mg dose; p ≤ 0.003 for the 64 mg dose), with effect sizes of 0.34 and 0.57, respectively.

The consistency and robustness of the effect was also supported by the observed statistically significant benefit of MIN-101 over placebo in multiple secondary endpoints as measured by the following: the PANSS general psychopathology subscale, Brief Negative Symptoms Scale total score, Clinical Global Impression of Severity, Clinical Global Impression of Improvement, Personal and Social Performance total score and Brief Assessment of Cognition in Schizophrenia (BACS) total score. Positive symptoms were observed to remain stable, and the absence of extra-pyramidal symptoms (EPS) throughout the three month trial is consistent with the hypothesis that MIN-101 has a direct and specific effect on negative symptoms rather than an indirect effect mediated by improvements of positive symptoms.

Discontinuation criteria based on QTcF prolongation were incorporated in the protocol. Two patients out of 162 who received MIN-101 were discontinued based upon these criteria; both of these patients received the higher dose (64 mg).

Patients who completed the 12-week double-blind core phase of this study were provided the opportunity to enter into a 24-week, open-label extension phase.  The extension phase was completed during the third quarter of 2016, and we announced data from the extension phase in October 2016. Data generated during the extension period were intended to provide longer term supportive evidence of efficacy and to complement the statistically significant results obtained during the core phase.

During the extension phase, all patients received either 32 mg or 64 mg of MIN-101.  Patients who received placebo in the core phase were randomized to one of these two doses at the beginning of the extension phase.  One hundred forty-two patients from the treatment and placebo groups in the core phase entered the extension phase, with 88 patients completing the extension. Seventy patients received 32 mg and 72 patients received 64 mg during the extension.

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

MIN-101 was generally reported to be well tolerated through the entire 36-week period. Based on previous non-clinical and clinical experience, QTcF, a measure of cardiac function, was closely monitored throughout the study, and discontinuation criteria based on QTcF prolongation were incorporated in the protocol. Two patients out of 162 who received MIN-101 in the core phase were discontinued based upon these criteria; both of these patients received the higher dose (64 mg). In the extension phase no additional patients were discontinued.  In the extension phase, we also observed that MIN-101 at the doses tested did not have an effect on EPS, prolactin or weight gain.

Additional data analyses from the Phase IIb trial were presented at the 55th Annual Meeting of the American College of Neuropsychopharmacology, or ACNP in December 2016. These analyses concluded that MIN-101 has a direct effect on negative symptoms (rather than an indirect or pseudo effect secondary to improvements in other symptoms) as supported by the stability observed in positive symptoms, the absence of EPS and the persistence of this direct effect even after controlling for improvements in depressive symptoms.  Researchers noted that since phenomena similar to negative symptoms are manifest in many psychiatric disorders and in brain degenerative disorders such as Alzheimer’s disease and Parkinson’s disease, future trials with MIN-101 could be designed to explore its potential benefit in these patient populations.

In post-hoc analysis presented at ACNP, improvement in negative symptoms was shown to be greatest among younger patients, especially in the cohort of patients under 33 years of age.  This finding supports the potential therapeutic intervention with MIN-101 in younger patients with schizophrenia who are beginning to manifest these symptoms.  It is also consistent with research showing that chronic pharmacotherapeutic intervention in schizophrenia, which includes atypical antipsychotics to treat acute positive symptoms, becomes less effective as patients age and suffer long-term consequences of the disease and side effects of current treatment options.

Additional results presented at ACNP suggest a benefit of treatment with MIN-101 32 mg in improving cognitive function in schizophrenia patients with predominant negative symptoms.  Cognitive function was evaluated using the BACS scale, and data analyses demonstrated statistically significant differences between patients treated with MIN-101 at the 32 mg dose and those who received placebo.  Cognitive impairment, a core feature of schizophrenia, affects up to 75% of patients and is believed to be a good predictor of functional outcome.

Phase IIa Trial

In 2009 we completed a double-blind, randomized, placebo-controlled Phase IIa trial of MIN-101 as monotherapy in subjects suffering from schizophrenia. Enrolled subjects had previously suffered from an acute episode requiring hospitalization.  This was a double-blind, placebo controlled study with a three month treatment period in which 96 subjects were randomized and 30 completed the study protocol. Patients suffered from positive, negative and cognitive symptoms and had ceased to respond well to previously prescribed medication. Subjects received either placebo or MIN-101, including doses and at a dosing schedule that may differ from the final formulated dose.

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

Recent additional analysis of results from this Phase IIa trial presented at ACNP showed that treatment with MIN-101 was associated with significantly improved sleep induction and normalized slow wave sleep ultradian distribution during the night, which are two key sleep parameters that are disturbed in schizophrenia.  Such disturbances of sleep architecture and continuity may be associated with memory consolidation, which is impaired in schizophrenia.  These effects on sleep parameters may help to improve the overall symptomatology observed in patients suffering from schizophrenia and treated with MIN-101.

Subjects participating in this clinical trial receiving MIN-101 or placebo experienced adverse events, including, but not limited to gastrointestinal, nervous system, psychiatric, and cardiac events, with two subjects with increased heart rate and one subject with decreased heart rate that were deemed to be possibly related to MIN-101 by investigators. Generally, with the exception of cardiac events, which occurred in the MIN-101 subjects alone, similar adverse events were seen in the placebo group tested in this study, although at different rates. The safety results of the Phase IIa study supported Phase I results observed in healthy volunteers.

The U.S. Food and Drug Administration, or FDA, accepted our Investigational New Drug (IND) application for MIN-101 in December 2015. Acceptance of the IND is a requirement for the initiation of clinical testing in the United States.  Following the Phase IIb trial, we are conducting a number of supportive studies with MIN-101 that include formulation and metabolism studies designed to reduce further the potential for QTcF prolongation and to explore dose ranges for patients who metabolize this compound differently.  In the first quarter of 2017, we requested a meeting with the FDA to review the complete package of clinical and pre-clinical data generated with MIN-101 and to discuss the design of pivotal Phase III clinical trials.  This “end of Phase II” meeting has been scheduled to take place early in the second quarter of 2017. Thereafter, we plan to request a scientific advisory meeting with the European Medicines Agency, or EMA.  We expect to initiate Phase III testing of MIN-101 in patients with negative symptoms of schizophrenia in both the U.S. and Europe in the second half of 2017.

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

Based upon clinical and pre-clinical studies completed to date, we believe MIN-117 may demonstrate a safety profile comparable to placebo without many of the typical side effects of current MDD treatments, including cognitive impairment, sexual dysfunction, sleep disorders and weight gain. As part of our license agreement with MTPC, we may develop, sell, and import products related to the MIN-117 compound globally, excluding most of Asia.

Clinical Development

Phase IIa Trial

In May 2016, we announced top line results from a Phase IIa clinical trial in MDD with MIN-117. Data from this trial were subsequently presented at the ACNP Annual Meeting in December 2016.  This study was a four-arm, parallel-group, randomized double-blind, placebo- and positive-control trial which tested two daily administered doses of MIN-117: 0.5 mg and 2.5 mg. The study included 84 patients (21 per arm) with moderate to severe MDD in four European countries. The goals of the trial were to test efficacy, safety and tolerability of MIN-117 over six weeks of treatment. The antidepressant paroxetine was used as an active control and confirmed assay sensitivity. Change on the Montgomery-Asberg Depression Rating Scale, or MADRS, was used as the main outcome measurement. As established prospectively in the statistical analysis plan, this trial was designed for signal detection and effect size estimation.  As such, the study was not powered to demonstrate statistically significant differences between MIN-117 and placebo.

We observed the dose-dependent benefit of MIN-117 over placebo as measured by change in the MADRS.  We observed that MIN-117 at the 0.5 mg daily dose had an effect size, as compared to the placebo group, of 0.24 while the 2.5 mg daily dose had an effect size of 0.34.  This magnitude of effect size is similar to those observed with currently marketed antidepressants.  Improvement in MADRS with MIN-117 against placebo was observed at two weeks. Furthermore, data also showed that 24 % of the patients treated with 2.5 mg of MIN-117 achieved remission as prospectively defined.

Both doses of MIN-117 were reported to be well tolerated, and the incidence and types of side effects did not differ significantly between the MIN-117 group and the placebo group.  No unexpected adverse events were reported. Treatment with MIN-117 was not associated with cognitive impairment, sexual dysfunction, suicidal ideation or weight gain.

Pharmacodynamic measurements based on sleep recordings showed that MIN-117 preserved sleep continuity and architecture and therefore is not expected to have detrimental effects on rapid eye movement sleep distribution and duration.

In September 2016, we announced that the FDA has accepted our IND for MIN-117, allowing us to begin clinical trials with this compound in the United States, building upon the results from the Phase IIa trial in Europe.  Planning is underway for these trials, which are expected to begin in late 2017.

MIN-202

Introduction

MIN-202 is an innovative selective orexin 2 receptor antagonist we are co-developing with Janssen for the treatment of insomnia and as adjunctive therapy for major depressive disorder, or MDD. Insomnia is the repeated difficulty with sleep initiation, maintenance or quality that occurs despite adequate time and opportunity for sleep, resulting in daytime impairment. Insomnia can be the primary condition for patients or a secondary symptom of, and contributor to, another medical or psychiatric condition, such as MDD or schizophrenia.

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

We are co-developing MIN-202 with Janssen and own the exclusive rights to develop and commercialize the compound in the Minerva Territory subject to royalty payments to Janssen and we have the right to receive royalties on any sales outside the Minerva Territory.

Clinical Development

Phase IIa Trial

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

Phase Ib Trial

In March 2016, we announced top line results from the Phase Ib clinical trial in MDD with MIN-202 conducted in Europe.  Data from this trial were subsequently presented at the ACNP Annual Meeting in December 2016.  The Phase Ib trial was a randomized, double-blind, parallel group study including 20 mg of MIN-202 administered in the evening, a positive control, 25 mg of diphenhydramine, and placebo, to evaluate treatment with MIN-202 in 48 subjects ages 18 to 65 years with a diagnosis of MDD who could be treated with marketed antidepressants.  MIN-202 was observed to be well tolerated by study participants over a one-month treatment duration, with no serious adverse events. Consistently greater improvements in depressive symptomatology were observed in patients randomized to receive MIN-202 compared to those randomized to receive placebo or diphenhydramine, as measured by clinician administered rating scales, including the Hamilton Depression Rating Scale. These findings support the potential of MIN-202 to have a direct effect on mood independent from its effect on sleep.  Core symptoms of depression (as measured by the HAM-D 6) were observed to be significantly improved in the MIN-202 arm when compared with PLA.

Phase I Trial in Japan

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

A number of supportive activities and clinical pharmacology studies are being conducted in anticipation of the next phase of clinical development with MIN-202 in both insomnia and MDD.

MIN-301

We are developing MIN-301, a soluble recombinant form of the Neuregulin-1b1, or NRG-1b1, protein, for the treatment of Parkinson’s disease. We believe MIN-301 has the potential to slow the onset of, and restore the brain tissue damage caused by, the disease. MIN-301 is produced by recombinant technology, which is a type of process that modifies the genetics of a biological organism to cause it to produce a particular product. MIN-301 is a peptide that contains the extracellular domain of the human neureglin-1 beta 1 protein and is produced using an Escherichia coli organism that is genetically engineered to express this peptide.   Once administrated, this peptide binds to a particular receptor, ErbB4, which produces certain biological effects. For instance, binding to ErbB4 modulates the levels of certain neurotransmitters such as GABA and glutamate in the brain, which are often unbalanced in individuals with Parkinson’s disease. Further, ErbB4 promotes oxygenation and metabolism of neurons, which could indicate MIN-301 could reverse the damage caused by Parkinson’s disease.

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

The mechanism of action of MIN-301 is still under further investigation, but we believe this peptide has important characteristics, such as effects on oxidative stress reversal, effects on cell metabolism particularly adenosine triphosphate, or ATP, and effects on GABA and glutamate. Taken together, we believe the effects described above could protect dopaminergic neurons, which is a key element in the cause of Parkinson’s disease, and possibly on other sub-types of neurons and other brain cells such as glial cells. This indicates that MIN-301 may have a novel neuro-protecting and neuro-restorative profile. In view of this MIN-301 mechanism of action and based on a number of other studies performed by other research labs on neuregulin, we believe several other indications of the molecule may be pursued, such as for Alzheimer’s disease and other neuro-degenerative disorders, such as multiple sclerosis, and for other psychological disorders, such as schizophrenia, stroke and traumatic brain injury.

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

In January 2014, we renegotiated the structure of the license for MIN-117 such that we are required to make certain milestone payments upon the achievement of certain commercial milestones up to $47.5 million. In addition, in the event that we sell the rights to the license, MTPC will be entitled to a percentage of milestone payments in the low teens and a percentage of royalties received by us in the low double digits. This license agreement has a term of the later of 10 years from the launch of the product in each country in our territory, or the expiration of our obligation to pay royalties, upon which we will have a fully paid-up, non-exclusive, perpetual, irrevocable license. Our obligation to pay royalties continues, on a country-by-country basis, until the expiration of the last-to-expire patent that covers MIN-117 in each country in our territory. In April 2015, the Company amended the diligence milestone obligation under the license agreement for MIN-117 to extend the deadline from April 30, 2015 to June 30, 2015 to begin enrollment in a Phase IIa or Phase IIb study with MIN-117 in patients suffering major mood disorders. As consideration for the two-month extension, the Company paid MTPC, and recorded an expense for, $80,000 in the year ended December 31, 2015. The Company met the enrollment milestone obligation in June 2015.

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

In consideration of the licenses granted, we made an initial upfront payment of $22.0 million and recorded an expense in the year ended December 31, 2014. We will pay a quarterly royalty in the high single digits (subject to certain customary adjustments) on the aggregate net sales for MIN-202 products sold by us, our affiliates and sublicensees in the European Union. Janssen will pay a quarterly royalty in the high single digits (subject to certain customary adjustments) on the aggregate net sales for MIN-202 products sold by Janssen outside the European Union.

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

Janssen has a right to opt out at the end of certain development milestones. The first milestone was the completion of a single dose Phase I clinical trial in patients with MDD, and following the first milestone, Janssen did not exercise its right to opt-out and terminate the co-development agreement.

We and Janssen both have the right to opt out of the Janssen license following subsequent development milestones the first of which was the completion of a certain Phase Ib clinical trial in patients with insomnia and certain toxicology studies in animals. On July 6, 2016, we and Janssen agreed that the parties had reached Decision Point 2, as defined under the co-development agreement. Neither party exercised its right to opt out and terminate the co-development agreement.

The next development milestone after which we and Janssen each have the right to opt out occurs within a certain period of time after completion of an interim analysis of a certain Phase II trial. If Janssen exercises its right to opt out and terminate the co-development agreement after this milestone, or after the last development milestone involving a certain Phase IIb clinical trial, our exclusive license (even as to Janssen) will expand to include the United States, Canada, and Mexico. We will also be entitled to a royalty in the mid-single digits from sales of MIN-202 by Janssen, or the Janssen Royalty. In addition, the royalties we have to pay Janssen for our sales of MIN-202 will reduce to the mid-single digits.  If we exercise our right to opt out and terminate the co-development agreement after this development milestone, then our license terminates.

If we terminate the co-development agreement at any time following the last development milestone, we will be entitled to the Janssen Royalty.

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

Both types of existing therapies have limited ability to improve negative symptoms, and cognitive symptoms. In addition, existing therapies have extensive side effects such as weight gain, metabolic syndrome, sedation, nausea, movement disorders, restlessness, insomnia, impairment of cognitive skills, and prolactin increase. Since schizophrenia has a wide range of symptoms, multiple therapeutics are often prescribed in an attempt to address all aspects of the disease, compounding these side effects.

Given the focus of currently approved drug therapies for positive symptoms and their side effect profiles, we believe these therapies are unlikely to be directly competitive with MIN-101, which is intended to target primarily negative symptoms and cognitive impairment. However, new drug therapies in addition to MIN-101 are being developed to address the limitations of current therapies. Several new pharmacological approaches have been investigated. One targets a neurotransmitter called glutamate and the other targets a neurotransmitter called nicotine. Glutamate is the most predominant neurotransmitter system in maintaining the brain in an active state and is involved in maintaining accurate vigilance, attention and contributing to some cognitive skills. Nicotine is among the most predominant neurotransmitter system involved in learning and some other cognitive skills. Two additional approaches, one focusing on 5HT2 receptors and another on Dopamine D3 receptors, are currently in early stages of clinical development to treat negative symptoms.

Specific compounds under development that include negative symptoms as a target include Acadia Pharmaceuticals’ Pimavanserin, a selective serotonin inverse agonist (SSIA) that is approved for the treatment of hallucinations and delusions associated with Parkinson’s disease psychosis.  Other products in clinical development whose targets include negative symptoms are SyneuRx’s SND-11, Reviva Pharmaceuticals’ RP-5063 and Avanir Pharmaceuticals’ c-10003.

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

Unlike existing therapies, MIN-202, if approved, is expected to inhibit wakefulness-promoting neurotransmitters, rather than activating sleep-promoting neurotransmitters. In August 2014, Merck & Co.’s dual orexin receptor antagonist, suvorexant, was approved by the FDA and is currently marketed under the name Belsomra®. We believe that Belsomra may be the only new insomnia pharmaceutical product to launch significantly in advance of MIN-202’s launch. If approved, we believe MIN-202, which is a single orexin receptor antagonist that targets orexin 2 pathways only and has a different pharmacokinetic profile from Belsomra, may have equal or superior efficacy, less residual sedation and impaired daytime functioning, and superior preservation of appropriate levels of REM as compared to Belsomra.

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

Intellectual Property

We strive to protect the proprietary products and technologies that we believe are important to our business, including seeking and maintaining patent protection intended to cover the composition of our product candidates, their methods of use, related technology and other inventions that are important to our business. We also rely on trade secrets and careful monitoring of our proprietary information to protect aspects of our business that are not amenable to, or that we do not consider appropriate for, patent protection.

The patent portfolios for our product candidates, which we own or are exclusively licensed to us, are summarized below.

MIN-101

Compound

Under our agreement with MTPC, we have an exclusive license to U.S. Patent No. 7,166,617, which claims the MIN-101 compound, as well as to corresponding patents in the following countries: Australia, Canada, Europe (Austria, Belgium, Republic of Cyprus, Denmark, Finland, France, Germany, Greece, Ireland, Italy, Latvia, Lithuania, Luxembourg, Macedonia, Monaco, Netherlands, Portugal, Romania, Slovenia, Spain, Sweden, Switzerland, Turkey, and United Kingdom), Israel, New Zealand, and Russia.

The US ‘617 patent expires no earlier than May 17, 2021, and a patent term extension of up to 5 years may be available in the U.S. The foreign patents expire no earlier than February 26, 2021.

Pharmaceutical Compositions

We own a granted U.S. patent, a pending U.S. application and a corresponding PCT application which claim modified-release formulations of MIN-101. We plan to nationalize the PCT application in a number of foreign countries in 2017. The terms of existing and any future granted patents in this patent family will expire no earlier than November 30, 2035.

Methods of Use

We own a granted patent and several pending applications in two patent families that are directed to methods of use of MIN-101 to treat negative and other symptoms of schizophrenia, sleep disorders, depression and other sigma-2 disorders or conditions. Patent family members that we own are applications pending in the United States and Brazil, Canada, Europe and Russia, and a granted patent in Russia. The terms of existing and any future granted patents in these two families will expire no earlier than July 20, 2031.

We also own two U.S. provisional patent applications filed in 2016, which are directed to the use of MIN-101 to treat negative symptoms in non-schizophrenic patients. We plan to file a PCT application in 2017 that claims priority to these patent applications.

MIN-117

Compound

Under our agreement with MTPC, we have an exclusive license to U.S. Patent No. 6,720,320, which claims the MIN-117 compound, as well as to corresponding patents in the following countries: Canada and Europe (Germany, France, Italy, Netherlands, Spain and United Kingdom). The U.S. ‘320 patent expires no earlier than August 13, 2020, and a patent term extension of up to 5 years may be available in the U.S. The foreign patents expire no earlier than May 22, 2020.

Pharmaceutical Compositions and Methods of Use

We own pending applications in a patent family that is directed to compositions comprising a low dose of MIN-117 and their use to treating depression, sleep disorders and improving cognitive impairment in patients with depression. The applications we own are pending in the United States, Europe and 11 other foreign countries. Patents that grant from these applications will expire no earlier than January 24, 2034. A patent term extension of up to five years may be available in the United States.

We also own a U.S. provisional patent application filed in 2016, which is directed to the use of MIN-117 to treat anxiety disorders. We plan to file a PCT application in 2017 that claims priority to this patent application.

MIN-202

Compound

Under our agreement with Janssen, we are an exclusive licensee of European Patent EP2491038, which claims the MIN-202 compound and was validated in 39 European countries. The terms of these patents will expire no earlier than October 21, 2030.

Methods of Use

We also have rights to a U.S. provisional patent application filed in 2016, which is directed to the use of MIN-202 to treat depression.

MIN-301

We own a patent family that is directed to the use of MIN-301 for treating neurologic and psychiatric diseases, including Parkinson’s disease. This patent family includes patents granted in Australia, Europe (Austria, Belgium, Denmark, France, Germany, Greece, Ireland, Italy, Netherlands, Norway, Portugal, Spain, Sweden, Switzerland, Turkey and United Kingdom), Japan and Russia. Applications are pending in the United States, Canada, China, Hong Kong and Mexico. The term of existing and any future granted patents in this family will expire no earlier than November 17, 2028. A patent term extension of up to five years may be available in the United States.

Data and Marketing Exclusivity

In addition to patent protection, our product candidates may also be eligible for data and marketing exclusivity protection in the United States (U.S.), European Union (EU) and certain other countries. If this protection is available, no competitor may use the data in our marketing application to obtain marketing approval of a generic product during the exclusivity period.

For small molecules, such as MIN-101, MIN-202 and MIN-117, the data and marketing exclusivity period is generally five years in the U.S. and ten years in the EU, measured from the FDA and EU approval dates, respectively. If MIN-301 is approved as a biologic product, it may be eligible for a data and marketing exclusivity period of twelve years in the U.S. and ten years in the EU. The data and marketing exclusivity periods in the U.S. and EU may be extended by 6 months of pediatric exclusivity if a qualifying pediatric study is performed.

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

We plan to build a marketing and sales management organization to create and implement marketing strategies for any products we commercialize ourselves. In parallel with building this organization, we plan to develop educational initiatives with respect to approved products and relationships with thought leaders in relevant fields of medicine. As part of our commitment to supporting optimal patient care and sustainable healthcare systems globally, we recognize the importance of fully understanding the needs of the patient communities we serve. We have learned that one of the best ways to accomplish this is by working with patient organizations, which are closely connected to patients’ most important concerns and interests.

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

U.S. FDA Approval Process

In the United States, pharmaceutical products are subject to extensive regulation by the FDA. The Federal Food, Drug, and Cosmetic Act, or the FDCA, and other federal and state statutes and regulations, govern, among other things, the research, development, testing, manufacture, packaging, storage, recordkeeping, approval, labeling, advertising, promotion and marketing, distribution, post-approval monitoring and reporting, sampling, and import and export of pharmaceutical products.  MIN-301, a peptide, may be regulated as a biologic and additionally subject to the Public Health Service Act. Failure to comply with applicable U.S. requirements may subject a company to a variety of administrative or judicial sanctions, such as FDA refusal to approve pending Investigational New Drug Applications, or INDs, and NDAs, withdrawal of a marketing approval, imposition of clinical holds or termination of clinical trials, or issuance of Warning or Untitled Letters, product recalls, product seizures, refusal to allow imports or exports total or partial suspension of production or distribution, debarment, injunctions, fines, refusal of government contracts, exclusion from participation in federal and state healthcare programs, restitution, disgorgement, civil penalties and criminal prosecution, including criminal fines and imprisonment.

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

Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in mandatory revisions to the approved labeling to add new safety information; imposition of post-market trials or clinical trials to assess new safety risks; or imposition of distribution or other restrictions under a REMS program. Other potential consequences include, among other things:

•	restrictions on the marketing or manufacturing of the product, complete withdrawal of the product from the market or product recalls;
•	fines, Untitled Letters, Warning Letters or holds on post-approval clinical trials;
•	refusal of the FDA to approve pending NDAs or supplements to approved NDAs, or suspension or revocation of product license approvals;
•	product seizure or detention, or refusal to permit the import or export of products; or
•	injunctions or the imposition of administrative civil or criminal penalties, including fines and imprisonment.

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

Moreover, the Drug Quality and Security Act imposes obligations on manufacturers of pharmaceutical products, among others, related to product and tracking and tracing.

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

In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives, including the Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, ACA), which substantially changed healthcare financing and delivery by both governmental and private insurers, and significantly impact the pharmaceutical industry.  In January 2017, Congress voted to adopt a budget resolution for fiscal year 2017, or the Budget Resolution, that authorizes the implementation of legislation that would repeal portions of the ACA. Further, on January 20, 2017, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. Congress also could consider subsequent legislation to replace elements of the ACA that are repealed. We expect that healthcare reform measures that may be adopted in the future may result in more rigorous coverage criteria and lower reimbursement, and in additional downward pressure on the price that may be charged for any of our product candidates, if approved.

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

Employees

As of December 31, 2016, we had 11 full-time employees. In addition, we are or have engaged with a number of consultants and companies, including Pharma Partnering in Research & Strategy SAS, or PPRS, that provide expertise in the key functions involved with the development of our products. None of our employees is subject to a collective bargaining agreement and we consider our relationship with our employees to be good.

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

We are not profitable and have incurred losses in each period since our inception in 2007. For the year ended December 31, 2016, and 2015, we reported net losses of $31.0 million and $27.1 million, respectively. As of December 31, 2016, we had an accumulated deficit of $132.9 million.

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

As of December 31, 2016, we had cash and cash equivalents of $83.0 million. We believe that our existing cash and cash equivalents will be sufficient to satisfy our anticipated cash requirements for at least the next 12 months after the date that our financial statements are issued. The process of drug development can be costly and the timing and outcomes of clinical trials is uncertain. The assumptions upon which we have based our estimates are routinely evaluated and may be subject to change. The actual amount of our expenditures will vary depending upon a number of factors including but not limited to the design, timing and duration of future clinical trials, the progress of our research and development programs and the level of financial resources available.

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

As of December 31, 2016, we had approximately $49.3 million of Federal NOL carryforwards. These Federal NOL carryforwards will begin to expire at various dates beginning in 2027, if not utilized. We plan to use our operating losses to offset any potential future taxable income generated from operations or collaborations. To the extent we generate taxable income, we plan to use our existing NOL carryforwards and future losses to offset income that would otherwise be taxable. However, under the Tax Reform Act of 1986, the amount of benefits from our NOL carryforwards may be impaired or limited if we incur a cumulative ownership change of more than 50%, as interpreted by the U.S. Internal Revenue Service, over a three year period. We have not performed a detailed analysis to determine whether an ownership change occurred upon consummation of the merger between us and Sonkei, upon the acquisition of Mind-NRG or our initial public offering or the concurrent private placements. However, as a result of these transactions, it is likely that an ownership change has occurred. Therefore, it is likely that some or all of our existing NOL carryforwards would be limited by the provisions of Section 382 of the United States Internal Revenue Code of 1986, as amended. Further, state NOL carryforwards may be similarly limited. We had approximately $41.4 million of state net operating carryforwards at December 31, 2016. It is also possible that future changes in ownership, including as a result of subsequent sales of securities by us or our stockholders, could similarly limit our ability to utilize NOL carryforwards. It is possible that all of our existing NOL carryforwards have been or will be disallowed. Any such disallowances may result in greater tax liabilities than we would incur in the absence of such a limitation and any increased liabilities could adversely affect our business, results of operations, financial condition and cash flow.

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

Whether regulatory approval will be granted is unpredictable and depends upon numerous factors, including the substantial discretion of the regulatory authorities. Moreover, the filing of a marketing application, including a New Drug Application, or NDA, or Biologics License Application, or BLA, requires a payment of a significant user fee upon submission. The filing of marketing applications for our product candidates may be delayed due to our lack of financial resources to pay such user fee.

If, following submission, our application is not accepted for substantive review or approval, the EMA, FDA or other comparable foreign regulatory authorities may require that we conduct additional clinical or pre-clinical trials, provide additional data, manufacture additional validation batches or develop additional analytical tests methods before they will reconsider our application. If the EMA, FDA or other comparable foreign regulatory authorities requires additional studies or data, we would incur increased costs and delays in the marketing approval process, which may require us to expend more resources than we have available. In addition, the EMA, FDA or other comparable foreign regulatory authorities may not consider sufficient any additional required trials, data or information that we perform or provide, or we may decide, or be required, to abandon the program.

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

Before obtaining regulatory approvals for the commercial sale of our product candidates, we must demonstrate through lengthy, complex and expensive pre-clinical testing and clinical trials that our product candidates are both safe and effective for use in each target indication, and failures can occur at any stage of testing. Clinical trials often fail to demonstrate safety and statistically significant efficacy of the product candidate studied for the target indication in later stages of clinical development. For example, although we believe our Phase IIb trial with MIN-101 met its primary endpoint as we observed the statistically significant benefit of MIN-101 over placebo in improving negative symptoms in patients with schizophrenia, we must conduct pivotal, Phase III trials with MIN-101 that may fail to demonstrate safety and efficacy. Our Phase IIa trial with MIN-117, while we observed a reduction in depressive symptoms, was designed to detect a signal of efficacy and not to demonstrate statistically significant differences between MIN-117 and placebo. Further clinical trials with MIN-117 will need to be statistically powered to demonstrate such differences. Regulatory authorities may find that our studies do not support, in combination with other studies, approval of our product candidates for the target indication. In addition, our product candidates may be associated with undesirable side effects or have characteristics that are unexpected, which may result in abandoning their development or regulatory authorities restricting or denying marketing approval. For instance, prior clinical studies indicated that MIN-101 and MIN-117 may cause adverse events, including, but not limited to, dizziness, vital sign changes, central nervous system events, cardiac events, including prolongation of the QT/QTc interval, and gastrointestinal events. Most product candidates that commence clinical trials are never approved by the applicable regulatory authorities.

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

In addition, manufacturers of drug products and their facilities, including contracted facilities, are subject to continual review and periodic inspections by national regulatory authorities in the European Union, the FDA and other regulatory authorities for compliance with current Good Manufacturing Practices, or cGMP, regulations and standards. The European Union cGMP guidelines are as set forth in Commission Directive 2003/94/EC of October 8, 2003. If we or a regulatory agency or authority discover previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, the product’s stability (changes in levels of impurities or dissolution profile) or problems with the facility where the product is manufactured, we may be subject to reporting obligations, additional testing and additional sampling, and a regulatory agency or authority may impose restrictions on that product, the manufacturing facility, our suppliers, or us, including requiring recall or withdrawal of the product from the market or suspension of manufacturing. If we, our product candidates, the manufacturing facilities for our product candidates, our CROs, or other persons or entities working on our behalf fail to comply with applicable regulatory requirements either before or after marketing approval, a regulatory agency may, depending on the stage of product development and approval:

•	issue adverse inspectional findings;
•	issue Warning Letters or Untitled Letters;
•	mandate modifications to promotional materials or require us to provide corrective information to healthcare practitioners;
•	amend and update labels or package inserts;

•	require us to enter into a consent decree, which can include imposition of various fines, reimbursements for inspection costs, required due dates for specific actions and penalties for noncompliance;
•	seek an injunction or impose civil, criminal and/or administrative penalties, damages or monetary fines or imprisonment;
•	suspend or withdraw regulatory approval;
•	suspend or terminate any ongoing clinical studies;
•	bar us from submitting or assisting in the submission of new regulatory applications;
•	refuse to approve pending applications or supplements to applications filed by us;
•	refuse to allow us to enter into government contracts;
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

For example, in March 2010, President Obama signed into law the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or, collectively, the ACA, a law intended to, among other things, broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against healthcare fraud and abuse, add new transparency requirements for healthcare and health insurance industries, impose new taxes and fees on pharmaceutical and medical device manufacturers and impose additional health policy reforms. In January 2017, Congress voted to adopt a budget resolution for fiscal year 2017, or the Budget Resolution, that authorizes the implementation of legislation that would repeal portions of the ACA. Further, on January 20, 2017, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. Congress also could consider subsequent legislation to replace elements of the ACA that are repealed. We expect that healthcare reform measures that may be adopted in the future may result in more rigorous coverage criteria and lower reimbursement, and in additional downward pressure on the price that may be charged for any of our product candidates, if approved.

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

As of December 31, 2016, we had eleven full-time employees. As our development and commercialization plans and strategies develop, we expect to need additional managerial, operational, sales, marketing, financial and other resources. Future growth would impose significant added responsibilities on members of management, including:

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

On January 16, 2015, we entered into a Loan and Security Agreement with Oxford Finance LLC and Silicon Valley Bank, providing for term loans to us in an aggregate principal amount of up to $15 million, in two tranches of $10 million and $5 million, respectively.  We borrowed the first tranche in January 2015. In June 2016, we irrevocably elected not to borrow the additional $5 million available under the term loans.  Borrowings under this loan and security agreement are secured by substantially all of our assets, excluding certain intellectual property rights.  The loan and security agreement restricts our ability, among other things, to:

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

•

The federal Physician Payments Sunshine Act and its implementing regulations requires manufacturers of drugs, devices, biologicals and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the United States Department of Health and Human Services, or HHS, information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members.

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

We are subject to the Foreign Corrupt Practices Act.

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

In October 2015, the Court of Justice of the European Union (CJEU) invalidated the EU-U.S. Safe Harbor Framework, which had established a means for legitimating the transfer of personal data, as the term is used in the context of the EU Data Protection Directive, to the U.S. and required U.S.-based companies that have certified with the Department of Commerce as part of the Safe Harbor Framework to provide assurance that they are adhering to relevant European standards for data protection. As Minerva is not Safe Harbor certified, the CJEU’s ruling invalidating the Safe Harbor has no direct effect on Minerva’s own compliance with EU data protection laws; however, in light of the CJEU’s recent decision, we are reviewing the practices of third party service providers with whom we work, which include the transfer of personal data between the European Economic Area (“EEA”) and the U.S. to ensure that all data transfers to us comply with EU data protection laws. In February 2016, the EU Commission announced that it had reached agreement with the U.S. replacement regime to the Safe Harbor Framework, which is expected to be ratified in the EU in the next three to four months.  We require our EEA-based services providers, and U.S.-based service providers undertaking clinical trials on our behalf in the EEA, to confirm that all of the personal data which we receive from them is legitimately transferred to us.  In many cases we believe that patients and subjects consent to the transfer of their data in a manner which satisfies the requirements of EU data protection law.  Where appropriate and pending the ratification of the replacement regime, we may require third party service providers to adopt an alternative means of legitimizing data transfers from the EEA, such as the Standard Contractual Clauses which have been approved by the EU Commission as a means of transferring data to the U.S. These confirmations and, if necessary, additional actions may involve substantial time and expense to both Minerva and its third party service providers, and could divert management’s attention and resources from other aspects of our business.   If data transfers to the U.S. are not legitimized, the EU data protection authorities can impose a number of different sanctions, including fines and, ultimately, a prohibition on transfers, any of which could harm our business, financial condition and operating results.

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

Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting our product candidates might expire before or shortly after our product candidates obtain regulatory approval, which may subject us to increased competition and reduce or eliminate our ability to recover our development costs. As a result, our owned and licensed patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours. For example, our in-licensed U.S. and European patents covering composition of matter and pharmaceutical compositions of MIN-101, respectively, are expected to expire as soon as 2021. In addition, our in-licensed U.S. and European patents relating to pharmaceutical compositions and uses of MIN-117 to treat depression are expected to expire as soon as 2020. Finally, any patent that grants from our U.S. patent applications relating to methods of using MIN-301 to treat neurologic and psychiatric diseases is expected to expire as early as 2028. Although we expect to seek extensions of patent terms where available, including in the United States under the Drug Price Competition and Patent Term Restoration Act of 1984, which permits a patent term extension of up to five years beyond the expiration of the patent, we cannot be certain that an extension will be granted, or if granted, what the applicable time period or the scope of patent protection afforded during any extended period will be. The applicable authorities, including the EMA, FDA, and any equivalent regulatory authority in other countries, may not agree with our assessment of whether such extensions are available, and may refuse to grant extensions to our patents, or may grant more limited extensions than we request. If this occurs, our competitors may take advantage of our investment in development and trials by referencing our clinical and pre-clinical data and launch their product earlier than might otherwise be the case.

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

Our success will depend, in part, on our ability to obtain and maintain patent protection for our product candidates, preserve our trade secrets, prevent third parties from infringing upon our proprietary rights and operate without infringing upon the proprietary rights of others. Composition-of-matter patents on the biological or chemical active pharmaceutical ingredient are generally considered to be the strongest form of intellectual property protection for pharmaceutical products, as such patents provide protection without regard to any method of use. We have filed and in-licensed composition-of-matter patent applications for all of our product candidates. However, we cannot be certain that the claims in our patent applications to inventions covering our product candidates will be considered patentable by the USPTO and courts in the United States or by the patent offices and courts in foreign countries.

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

Recent patent reform legislation could increase the uncertainties and costs surrounding the prosecution of our and our licensors’ or collaborators’ patent applications and the enforcement or defense of our or our licensors’ or collaborators’ issued patents. For example, the Leahy-Smith America Invents Act, or the America Invents Act, includes provisions that affect the way patent applications are prosecuted and may also affect patent litigation. The USPTO developed new regulations and procedures to govern administration of the America Invents Act, and many of the substantive changes to patent law associated with the America Invents Act, and in particular, the first to file provisions, are now effective. While it is still not clear what, if any, impact the America Invents

Act will have on the operation of our business, the America Invents Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our or our licensors’ or collaborators’ patent applications and the enforcement or defense of our or our licensors’ or collaborators’ issued patents, all of which could have a material adverse effect on our business and financial condition.

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

The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations, and may not adequately protect our business, or permit us to maintain our competitive advantage. The following examples are illustrative:

•	Others may be able to make compounds that are similar to our product candidates but that are not covered by the claims of the patents that we own or have exclusively licensed.
•	We or our licensors or strategic partners might not have been the first to make the inventions covered by the issued patents or pending patent applications that we own or have exclusively licensed.
•	We or our licensors or strategic partners might not have been the first to file patent applications covering certain of our inventions.
•	Others may independently develop similar or alternative technologies or duplicate any of our technologies without infringing our intellectual property rights.
•	It is possible that our pending patent applications will not lead to issued patents.
•	Issued patents that we own or have exclusively licensed may not provide us with any competitive advantages, or may be held invalid or unenforceable, as a result of legal challenges by our competitors.
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

To our knowledge, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially own approximately 68% of our voting stock as of December 31, 2016. Accordingly, these stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. The interests of this group of stockholders may not always coincide with the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.

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

Our principal executive offices are located at 1601 Trapelo Road, Suite 284, Waltham, Massachusetts.  We lease this facility, which consists of approximately 4,043 square feet of office space, and the term of our lease expires on March 31, 2018. We believe that our existing facility is sufficient for our current needs for the foreseeable future.

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

Our common stock has been traded on the NASDAQ Global Market under the symbol “NERV” since our initial public offering on July 1, 2014.  The following table sets forth the high and low sale prices per share for our common stock on the NASDAQ Global Market for the periods indicated:

	High	Low
2016
First Quarter	$6.30	$4.38
Second Quarter	$15.84	$3.45
Third Quarter	$14.92	$9.99
Fourth Quarter	$14.83	$8.80
2015
First Quarter	$10.00	$4.25
Second Quarter	$6.06	$4.75
Third Quarter	$6.50	$5.01
Fourth Quarter	$6.24	$4.27

At March 8, 2017, there were approximately 112 holders of record of our common stock. We believe that the number of beneficial owners of our common stock at that date was substantially greater.

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

Stock Performance Graph

The following graph compares the cumulative total shareholder return on our ordinary shares since July 1, 2014 through December 31, 2016 with the NASDAQ Composite Total Returns Index and the NASDAQ Biotechnology Index. The comparison assumes $100 was invested on July 1, 2014 in our common stock and in each of the foregoing indices and further assumes reinvestment of any dividends. We did not declare or pay any dividends on our common stock or ordinary shares during the comparison period.

	7/1/2014	12/31/2014	6/30/2015	12/31/2015	6/30/2016	12/31/2016
Minerva Neurosciences, Inc.	$100.00	$100.33	$96.67	$101.17	$170.17	$195.83
NASDAQ Composite – Total Returns	$100.00	$106.84	$113.14	$114.28	$111.24	$124.41
NASDAQ Biotechnology Index	$100.00	$115.70	$140.91	$129.31	$98.60	$101.70

Recent Sales of Unregistered Securities

During the year ended December 31, 2016, we did not issue or sell any unregistered securities not previously disclosed in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

Issuer Purchases of Equity Securities

We did not repurchase any securities during the quarter ended December 31, 2016.

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

We used the net proceeds from this offering to fund part of the continued clinical development of MIN-101 and MIN-202 and pre-clinical development of MIN-301. We also used a portion of the net proceeds from this offering to satisfy certain obligations and for working capital and other general corporate purposes.

ITEM 6.	Selected Financial Data

You should read the following selected financial data together with our consolidated financial statements and the related notes contained in Item 8 of Part II of this Annual Report on Form 10-K. We have derived the consolidated statements of operations data for each of the three years ended December 31, 2016, 2015 and 2014 and the consolidated balance sheets data as of December 31, 2016 and 2015 from the audited consolidated financial statements contained in Item 8 of Part II of this Form 10-K. The selected consolidated balance sheet data as of December 31, 2014, 2013 and 2012 and the statement of operations data for the year ended 2013 and 2012 have been derived from the audited consolidated financial statements for such years not included in this Form 10-K.

The historical financial information set forth below may not be indicative of our future performance and should be read together with Management's Discussion and Analysis of Financial Condition and Results of Operations and our historical consolidated financial statements and notes to those statements included in Item 7 of Part II and Item 8 of Part II, respectively, of this Annual Report on Form 10-K.

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(in thousands, except share and per share data)
Consolidated Statement of Operations Data:
Expenses
Research and development	$20,440	$18,534	$42,909	$708	$550
General and administrative	9,751	7,576	11,962	2,467	1,031
Total expenses	30,191	26,110	54,871	3,175	1,581
Loss from operations	(30,191)	(26,110)	(54,871)	(3,175)	(1,581)

Foreign exchange (losses) gains	(23)	(16)	19	(29)	(1)
Interest income	198	97	—	—	—
Interest expense	(1,030)	(1,053)	(2,050)	(58)	—
Net loss	$(31,046)	$(27,082)	$(56,902)	$(3,262)	$(1,582)

Net loss per share, basic and diluted	$(0.99)	$(1.16)	$(4.47)	$(0.78)	$(0.47)
Weighted average shares outstanding, basic and diluted	31,514	23,412	12,724	4,186	3,387

	As of December 31,
	2016	2015	2014	2013	2012
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$82,981	$32,205	$18,546	$1,818	$200
In-process research and development	34,200	34,200	34,200	19,000	—
Goodwill	14,869	14,869	14,869	7,918	—
Other current and non-current assets	893	1,302	836	439	9
Total assets	132,943	82,576	68,451	29,175	209
Accounts payable, accrued expenses and other liabilities	2,284	3,885	2,295	1,348	190
Accrued collaborative expenses	2,548	—	1,222	—	—
Notes payable, including current portion and convertible promissory notes	8,695	9,937	—	58	—
Deferred taxes	13,434	13,434	13,434	7,589	—
Total liabilities	26,961	27,256	16,951	8,995	190
Total stockholders’ equity	105,982	55,320	51,500	20,180	19
Total liabilities and stockholders’ equity	$132,943	$82,576	$68,451	$29,175	$209

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a clinical-stage biopharmaceutical company focused on the development and commercialization of a portfolio of product candidates to treat patients suffering from central nervous system, or CNS, diseases. Leveraging our scientific insights and clinical experience, we have acquired or in-licensed four development-stage proprietary compounds that we believe have innovative mechanisms of action and therapeutic profiles that may potentially address the unmet needs of patients with these diseases.

Our product portfolio and potential indications include: MIN-101 for the treatment of schizophrenia; MIN-202 (also known as JNJ-42847922), a compound we are co-developing with Janssen Pharmaceutica NV, or Janssen, for the treatment of insomnia disorder and major depressive disorder, or MDD; MIN-117 for the treatment of MDD; and MIN-301 for the treatment of Parkinson’s disease. We believe our product candidates have significant potential to improve the lives of a large number of affected patients and their families who are currently not well-served by available therapies.

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

We further expanded our product candidate portfolio in February 2014 by acquiring the shares of Mind-NRG Sarl, or Mind-NRG, which had exclusive rights to develop and commercialize MIN-301. In addition, in February 2014 we entered into a co-development and license agreement with Janssen, one of the Janssen Pharmaceutical Companies of Johnson & Johnson. Pursuant to this agreement we are co-developing MIN-202 and have the right to commercialize this compound in Europe, subject to royalty payments to Janssen, with Janssen having commercialization rights outside of the European Union, subject to royalty payments to us.  Our relationships with Janssen and MTPC help inform our clinical development and regulatory strategies.

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

On March 8, 2017 and March 10, 2017, certain investors in our March 2015 private placement exercised their warrants and received an aggregate of 202,634 shares of our common stock. We received gross proceeds of approximately $1.2 million from the exercise of these warrants.

Financial Overview

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

The historic direct costs relating to each of our product candidates are summarized as follows (in thousands):

	Years Ended December 31,
	2016 (1)	2015 (1)	2014 (1)
MIN-101	$8,800	$10,934	$3,693
MIN-117	4,215	4,222	583
MIN-202 (2)	6,196	2,540	24,409
MIN-301 (3)	193	233	843
Total	$19,404	$17,929	$29,528

(1)	The expense for the years ended December 31, 2016, 2015 and 2014 excludes non cash stock-based compensation expense of $1.036 million, $0.604 million and $13.099 million, respectively.
(2)	The expense for the year ended December 31, 2014 includes a $22.0 million license fee paid to Janssen which has no alternative future use.
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

Interest Expense

Interest expense consists of interest incurred under our current outstanding loan with Oxford Finance LLC, or Oxford, and Silicon Valley Bank, or SVB, and our former 8.0% convertible promissory notes and former 8.0% working capital loan discharged in 2014.

During the years ended December 31, 2016 and 2015, interest expense was related primarily to our loan with Oxford and SVB.

Interest expense during the year ended December 31, 2014 is primarily related to our former 8.0% convertible promissory notes and working capital loan, which were repaid in conjunction with our Initial Public Offering, or IPO, in July 2014. The convertible promissory notes contained a beneficial conversion feature, for which we recorded a debt discount of approximately $2.0 million. The discount was amortized to interest expense using the effective interest method through the notes’ maturity date of June 30, 2014.

Net Operating Losses and Tax Carryforwards

As of December 31, 2016, we had approximately $49.3 million of federal net operating loss carryforwards. These federal net operating loss carryforwards will begin to expire at various dates beginning in 2027, if not utilized. As of December 31, 2016, we had approximately $41.4 million of state net operating loss carryforwards. During the year ended December 31, 2016, no state operating loss carryforwards had expired.

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

Results of Operations

The following table sets forth our results of operations for the years ended December 31, 2016, 2015 and 2014 (in thousands):

	Years ended December 31,
	2016	2015	2014
Expenses
Research and development	$20,440	$18,534	$42,909
General and administrative	9,751	7,576	11,962
Total expenses	30,191	26,110	54,871
Loss from operations	(30,191)	(26,110)	(54,871)

Foreign exchange (losses) gains	(23)	(16)	19
Investment income	198	97	—
Interest expense	(1,030)	(1,053)	(2,050)
Net loss	$(31,046)	$(27,082)	$(56,902)

Comparison of the Years Ended December 31, 2016 and December 31, 2015

Research and Development Expenses

Research and development expenses were $20.4 million for the year ended December 31, 2016 compared to $18.5 million for the same period in 2015, an increase of $1.9 million. This increase in research and development expenses primarily reflects higher development expenses under the MIN-202 program for Phase II clinical trial preparation, and an increase in non-cash stock-based compensation expenses.  This increase was partially offset by decreased expenses due to the completion of our Phase IIb clinical trial of MIN-101.

General and Administrative Expenses

Total general and administrative expenses were $9.8 million for the year ended December 31, 2016 compared to $7.6 million for the same period in 2015, an increase of approximately $2.2 million. This increase in general and administrative expenses was primarily due to an increase in non-cash stock-based compensation expenses, personnel costs and professional fees during the year ended December 31, 2016.

Foreign Exchange Gains (Losses)

Foreign exchange losses were $23 thousand for the year ended December 31, 2016 compared to a loss of $16 thousand for the same period in 2015, an increased loss of $7 thousand. The loss was primarily due to clinical activities denominated in Euros.

Investment Income

Investment income was $0.2 million for the year ended December 31, 2016 compared to $0.1 million for the same period in 2015, an increase of $0.1 million. The increase was due to investment income on cash equivalents and marketable securities.

Interest Expense

Interest expense was $1.0 million for the year ended December 31, 2016 compared to $1.1 million for the same period in 2015, a decrease of $0.1 million. The decrease was primarily due to repayment of principal in 2016.

Comparison of the Years Ended December 31, 2015 and December 31, 2014

Research and Development Expenses

Research and development expenses were $18.5 million for the year ended December 31, 2015 compared to $42.9 million for the same period in 2014, a decrease of $24.4 million. Research and development expenses in the year ended December 31, 2014 included $22.0 million license fee paid to Janssen pursuant to our co-development agreement for MIN-202. Research and development expenses in the years ended December 31, 2015 and 2014 included non-cash stock-based compensation expenses of $0.6 million and $13.1 million, respectively. The decrease in stock-based compensation expense was primarily due to the vesting of 926,604 shares of common stock and 441,973 options to purchase common stock that were issued and fully vested during the year ended December 31,

2014. The increase in research and development expenses also reflects increased expenses related to our Phase IIb clinical trial of MIN-101, our Phase IIa clinical trial of MIN-117 and the MIN-202 Phase I and II clinical trials.

General and Administrative Expenses

Total general and administrative expenses were $7.6 million for the year ended December 31, 2015 compared to $12.0 million for the same period in 2014, a decrease of approximately $4.4 million. General and administrative expenses in the year ended December 31, 2015 and 2014 included non-cash stock-based compensation expenses of $1.6 million and $4.9 million, respectively. The decrease in stock-based compensation expense of $3.3 million was primarily due to 97,143 options to purchase common stock that were issued and fully vested during the year ended December 31, 2014. The decrease in general and administrative expenses was also due to severance expense incurred during the year ended December 31, 2014.

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

Liquidity and Capital Resources

Sources of Liquidity

We have incurred losses and cumulative negative cash flows from operations since our inception in April 2007 and, as of December 31, 2016, we had an accumulated deficit of approximately $132.9 million. We anticipate that we will continue to incur net losses for the foreseeable future as we continue the development and potential commercialization of our product candidates and to support our operations as a public company. At December 31, 2016, we had approximately $83.0 million in cash and cash equivalents. We believe that our existing cash and cash equivalents will be sufficient to meet our anticipated cash requirements for at least the next 12 months after the date that the financial statements are issued. The process of drug development can be costly and the timing and outcomes of clinical trials is uncertain. The assumptions upon which we have based our estimates are routinely evaluated and may be subject to change. The actual amount of our expenditures will vary depending upon a number of factors including but not limited to the design, timing and duration of future clinical trials, the progress of our research and development programs and the level of financial resources available. We have the ability to adjust our operating plan spending levels based on the timing of future clinical trials which will be predicated upon adequate funding to complete the trials.

Sources of Funds

Exercise of Warrants

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

Exercise of Warrants

In January, February, June and December 2016, certain investors in our March 2015 private placement exercised their warrants and received an aggregate of 4,052,685 shares of our common stock. We received gross proceeds of approximately $23.4 million from the exercise of these warrants.

Private Placement

On March 18, 2015, pursuant to a securities purchase agreement with certain accredited investors dated March 13, 2015, we sold in a private placement 6,281,661 shares of our common stock at a price per share of $4.81 and warrants to purchase up to an aggregate of 6,281,661 shares of our common stock at a purchase price of $0.125 per warrant share, with an initial exercise price of $5.772 per share for gross proceeds of approximately $31.0 million and net proceeds of approximately $28.5 million. The warrants expire on March 18, 2017, two years after the date on which they were initially issued. As of December 31, 2016, warrants to purchase 2,228,976 shares of common stock were outstanding.

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

By raising at least $30.0 million in capital (including at least $20.0 million from the sale of equity securities) and completing the first dosing of our Phase I/II clinical trial for MIN-117 prior to December 31, 2015, we achieved the interest-only milestones for the Term A Loans under the amended Loan Agreement and elected to extend the interest-only period an additional six months. Through August 1, 2016, we are obligated to make monthly interest payments only on the outstanding principal balance on the Term A Loans, followed by 24 months of equal principal and interest payments.

On or prior to March 31, 2016, we were permitted to borrow additional term loans in the aggregate principal amount up to $5 million, subject to the satisfaction of certain borrowing conditions, including our achievement of primary endpoints on our Phase IIa trials for our MIN-117 and MIN-202 programs.  In June 2016, we irrevocably elected not to borrow the additional $5 million available under the term loans.

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

Until such time, if ever, as we can generate substantial revenue from product sales, we expect to finance our cash needs through a combination of equity offerings, debt financings, government or other third‑party funding, commercialization, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of our common stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Additional debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through government or other third‑party funding, commercialization, marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us. There can be no assurance that such additional funding, if available, can be obtained on terms acceptable to us. If we are unable to obtain additional financing, future operations would need to be scaled back or discontinued. Based on our current operating plan and existing cash, we expect to be able to fund our operations into the second quarter of 2018. The timing of future capital requirements depends upon many factors including the size and timing of future clinical trials, the timing and scope of any strategic partnering activity and the progress of other research and development activities.

On July 6, 2016, we and Janssen agreed that “Decision Point 2” had been reached as defined under the co-development agreement. As neither party have exercised their right to withdraw from the agreement, we have paid Janssen $3.5 million and have incurred direct expenses of $0.2 million related to development activities under the current phase of development. We expect to pay up to an additional $15.3 million to Janssen as costs are incurred for the completion of certain Phase II clinical trials in accordance with the terms of the co-development agreement. During the years ended December 31, 2016, 2015 and 2014, we recorded an expense in research and development expenses of $6.2 million, $2.5 million and $2.4 million, respectively, for certain development activities in accordance with the terms of the co-development agreement. A number of supportive activities and studies are underway in anticipation of the next phase of clinical trials with MIN-202 in both insomnia disorder and MDD.

Under our $10.0 million Term A Loan, we made principal repayments of approximately $1.6 million. We expect to make additional principal repayments of approximately $4.9 million in 2017 and $3.5 million in 2018, in accordance with the terms of the agreement.

Cash Flows

The tables below set forth our significant sources and uses of cash for the periods set forth below.

	Years ended
	December 31,
	2016	2015	2014
	(dollars in millions)
Net cash provided by (used in):
Operating activities	$(25.7)	$(24.3)	$(36.0)
Investing activities	17.8	(18.3)	1.1
Financing activities	76.6	38.3	51.6
Net increase (decrease) in cash	$68.7	$(4.3)	$16.7

Net Cash Used in Operating Activities

Net cash used in operating activities of approximately $25.7 million during the year ended December 31, 2016 was primarily due to our net loss of $31.0 million and a decrease in accrued expenses and other current liabilities of $1.7 million, partially offset by stock-based compensation expense of $3.6 million, an increase in accrued collaborative expenses of $2.5 million, a decrease in prepaid expenses and other current assets of $0.4 million, amortization of investments and debt discount of $0.4 million and an increase in accounts payable $0.1 million.

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

Net Cash Provided by (Used in) Investing Activities

Net cash provided by investing activities of approximately $17.8 million during the year ended December 31, 2016 was due to the maturity and redemption of marketable securities.

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

Net Cash Provided by Financing Activities

Net cash provided by financing activities of $76.6 million during the year ended December 31, 2016 was primarily due to gross proceeds from the June 2016 public stock offering of $57.5 million less costs of $3.8 million, proceeds from the exercise of common stock warrants of $23.4 million, proceeds from the sale of common stock in a private placement of $1.0 million and proceeds from the exercise of common stock options of $0.1 million, partially offset by the principal repayments under the Term A loans of $1.6 million.

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

Contractual Obligations

The following table summarizes our obligations to make future payments under our current contracts at December 31, 2016:

					MORE
					THAN
		LESS THAN	1-3	3-5	FIVE
	TOTAL	A YEAR	YEARS	YEARS	YEARS
Contractual Obligations:
Co-development agreement	$15.5	$15.5	$—	$—	$—
Notes payable, including end of term fee	8.9	4.9	4.0	—	—
Interest related to notes payable	0.5	0.4	0.1	—	—
Operating lease obligations	0.2	0.2	—	—	—
Total contractual cash obligations	$25.1	$21.0	$4.1	$—	$—

The commitment amounts in the table above are associated with agreements that are enforceable and legally binding and that specify all significant terms, including fixed or minimum services to be used, fixed, minimum or variable price provisions and the approximate timing of the actions under the agreements. The table does not include obligations under agreements that we can cancel without a significant penalty.

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

Stock-Based Compensation

We recognize compensation expenses relating to stock-based payment transactions in operating results using a fair-value measurement method, in accordance with ASC Topic 718 Compensation-Stock Compensation. ASC-718 requires all stock-based payments to employees, including grants of employee stock options, to be recognized in operating results as compensation expense based on fair value over the requisite service period of the awards. We determine the fair value of stock-based awards using the Black-Scholes option-pricing model which uses both historical and current market data to estimate fair value. The method incorporates various assumptions such as the risk-free interest rate, expected volatility, expected dividend yield, expected forfeiture rate and expected life of the options. The fair value of restricted stock units is equal to the closing price of our common stock on the date of grant.

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

In-process Research and Development

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

The amounts capitalized are being accounted for as indefinite-lived intangible assets, subject to impairment testing, until completion or abandonment of research and development efforts associated with the project. An IPR&D asset is considered abandoned when it ceases to be used (that is, research and development efforts associated with the asset have ceased, and there are no plans to sell or license the asset or derive defensive value from the asset). At that point, the asset is considered to be disposed of and is written off. Upon successful completion of each project, we will make a determination about the then remaining useful life of the intangible asset and begin amortization. We test our indefinite-lived intangibles, IPR&D assets, for impairment annually on November 30 and more frequently if events or changes in circumstances indicate that it is more likely than not that the asset is impaired. In estimating the fair value of IPR&D, an income approach was used with a discounted cash flow analysis.  Many assumptions and estimates are included in this analysis including revenue and expense projections, probability of success factors, expected product launch date and a weighted average cost of capital of 17.0%.

Potential triggering events that could indicate whether an impairment to the IPR&D may have occurred include: clinical trial results where the compound under investigation did not meet pre‑established criteria or clinical endpoints, failure to obtain regulatory approval, the inability to fund future clinical trials, failure to obtain patent protection, adverse changes in the regulatory environment, the approval of competing therapies or compounds, adverse changes in applicable laws or regulations and a variety of other circumstances. The impairment of IPR&D could have a material adverse impact on our financial condition. In order to determine whether an impairment has occurred, management must evaluate the events and incorporate multiple assumptions including: costs associated with continuing the development program, competing therapies or compounds, potential market size, estimated future cash flows and other factors.  When testing indefinite-lived intangibles for impairment, we may assess qualitative factors for our indefinite-lived intangibles to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the asset is impaired. Alternatively, we may bypass this qualitative assessment for some or all of our indefinite-lived intangibles and perform the quantitative impairment test that compares the fair value of the indefinite- lived intangible asset with the asset’s carrying amount. We test our IPR&D for impairment as of November 30. There was no impairment of IPR&D for the years ended December 31, 2016 or 2015.

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

Goodwill

We test our goodwill for impairment annually, or whenever events or changes in circumstances indicate an impairment may have occurred, by comparing our reporting unit’s carrying value to its fair value. Impairment may result from, among other things, deterioration in the performance of the acquired business, adverse market conditions, adverse changes in applicable laws or regulations and a variety of other circumstances. If we determine that an impairment has occurred, we are required to record a write-down of the carrying value and charge the impairment as an operating expense in the period the determination is made. In evaluating the recoverability of the carrying value of goodwill, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the acquired assets. Changes in strategy or market conditions could significantly impact those judgments in the future and require an adjustment to the recorded balances. We test our goodwill for impairment as of November 30. There was no impairment of goodwill for the years ended December 31, 2016 or 2015.

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

Market risk is the potential loss arising from adverse changes in market rates and market prices such as interest rates, foreign currency exchange rates, and changes in the market value of equity instruments. We do not believe we are currently exposed to any material market risk because the interest rate under our Term A loan is fixed, our exposure for fluctuations in foreign exchange rates is not material and we do not hold equity instruments.

ITEM 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Minerva Neurosciences, Inc.

We have audited the accompanying consolidated balance sheets of Minerva Neurosciences, Inc. and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Minerva Neurosciences, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

Philadelphia, Pennsylvania

March 13, 2017

MINERVA NEUROSCIENCES INC.

Consolidated Balance Sheets

	December 31,	December 31,
	2016	2015
Assets
Current assets
Cash and cash equivalents	$82,980,609	$14,284,054
Marketable securities	—	17,920,632
Restricted cash	80,000	80,000
Prepaid expenses and other current assets	803,241	1,196,136
Total current assets	83,863,850	33,480,822

Equipment, net	9,640	26,170
In-process research and development	34,200,000	34,200,000
Goodwill	14,869,399	14,869,399
Total assets	$132,942,889	$82,576,391

Liabilities and Stockholders’ Equity
Current liabilities
Notes payable -current portion	$4,853,753	$1,434,756
Accounts payable	1,468,341	1,360,569
Accrued expenses and other current liabilities	815,813	2,524,638
Accrued collaborative expenses - related party	2,547,952	—
Total current liabilities	9,685,859	5,319,963
Notes payable -noncurrent	3,841,062	8,503,111
Deferred taxes	13,433,760	13,433,760
Total liabilities	26,960,681	27,256,834
Commitments and contingencies

Stockholders’ equity
Preferred stock; $.0001 par value; 100,000,000 shares authorized; none issued or outstanding as of December 31, 2016 and 2015, respectively	—	—
Common stock; $.0001 par value; 125,000,000 shares authorized; 35,024,002 and 24,721,143 shares issued and outstanding as of December 31, 2016 and 2015, respectively	3,502	2,472
Additional paid-in capital	238,836,940	157,129,947
Accumulated deficit	(132,858,234)	(101,812,862)
Total stockholders’ equity	105,982,208	55,319,557
Total liabilities and stockholders’ equity	$132,942,889	$82,576,391

See accompanying notes to the consolidated financial statements.

MINERVA NEUROSCIENCES INC.

Consolidated Statements of Operations

	Year Ended December 31,
	2016	2015	2014
Expenses
Research and development	$20,439,994	$18,533,363	$42,908,566
General and administrative	9,750,702	7,576,256	11,961,865
Total expenses	30,190,696	26,109,619	54,870,431
Loss from operations	(30,190,696)	(26,109,619)	(54,870,431)

Foreign exchange (losses) gains	(23,395)	(15,853)	18,727
Investment income	198,453	96,910	—
Interest expense	(1,029,734)	(1,053,070)	(2,049,735)
Net loss	$(31,045,372)	$(27,081,632)	$(56,901,439)

Net loss per share, basic and diluted	$(0.99)	$(1.16)	$(4.47)
Weighted average shares outstanding, basic and diluted	31,514,154	23,412,181	12,724,395

See accompanying notes to the consolidated financial statements.

MINERVA NEUROSCIENCES INC.

Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-In Capital	Deficit	Total
Balances at January 1, 2014	6,112,738	$611	$38,008,783	$(17,829,791)	$20,179,603
Issuance of shares for business acquisition	1,481,583	148	16,541,686	—	16,541,834
Issuance of common stock pursuant to an initial public offering and concurrent private placements, net of issuance costs	9,566,557	956	51,600,030	—	51,600,986
Vesting of common shares issued	926,604	93	10,542,577	—	10,542,670
Stock-based compensation	—	—	7,423,941	—	7,423,941
Conversion of debt and interest to common stock	352,000	36	2,111,964	—	2,112,000
Net loss	—	—	—	(56,901,439)	(56,901,439)
Balances at December 31, 2014	18,439,482	$1,844	$126,228,981	$(74,731,230)	$51,499,595
Issuance of common stock and warrants pursuant to a private placement, net of issuance costs of $2,466,984	6,281,661	628	28,532,387	—	28,533,015
Issuance of warrants pursuant to loan agreement	—	—	166,344	—	166,344
Stock-based compensation	—	—	2,202,235	—	2,202,235
Net loss	—	—	—	(27,081,632)	(27,081,632)
Balances at December 31, 2015	24,721,143	$2,472	$157,129,947	$(101,812,862)	$55,319,557
Issuance of common stock in a public offering, net of issuance costs of $3,832,004	6,052,631	606	53,667,385	—	53,667,991
Issuance of common stock pursuant to a private placement	181,488	18	999,981	—	999,999
Exercise of common stock warrants	4,052,685	405	23,391,693	—	23,392,098
Exercise of stock options	16,055	1	76,723	—	76,724
Stock-based compensation	—	—	3,571,211	—	3,571,211
Net loss	—	—	—	(31,045,372)	(31,045,372)
Balances at December 31, 2016	35,024,002	$3,502	$238,836,940	$(132,858,234)	$105,982,208

See accompanying notes to the consolidated financial statements.

MINERVA NEUROSCIENCES, INC.

Consolidated Statements of Cash Flows

	Year ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net loss	$(31,045,372)	$(27,081,632)	$(56,901,439)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	16,530	17,276	33,869
Amortization of debt discount recorded as interest expense	347,771	377,455	1,952,309
Amortization of marketable securities premium	102,632	247,262	—
Stock-based compensation expense	3,571,211	2,202,235	17,966,611
Change in fair value of derivative	—	—	(10,093)
Changes in operating assets and liabilities
Prepaid expenses and other current assets	372,655	(400,037)	(713,200)
Accounts payable	107,772	718,756	368,698
Accrued expenses and other current liabilities	(1,708,825)	879,380	112,285
Accrued collaborative expenses	2,547,952	(1,222,420)	1,222,420
Other noncurrent liabilities	—	(7,694)	7,694
Net cash used in operating activities	(25,687,674)	(24,269,419)	(35,960,846)

Cash flows from investing activities:
Purchases of marketable securities	—	(23,279,285)	—
Proceeds from the maturity and redemption of marketable securities	17,818,000	4,994,683	—
Cash acquired in business combination			1,167,869
Restricted cash	—	(44,986)	(35,014)
Purchases of equipment			(45,609)
Net cash provided by (used in) investing activities	17,818,000	(18,329,588)	1,087,246

Cash flows from financing activities:
Proceeds from sale of common stock in public offering	57,499,995	—
Proceeds from sales of common stock in initial public offering		—	31,334,702
Costs paid in connection with public offering	(3,832,004)	—	(3,159,835)
Proceeds from sales of common stock in private placement	999,999	30,999,999	23,706,118
Costs paid in connection with private placements	—	(2,466,984)	(280,000)
Proceeds from exercise of common stock warrants	23,392,098	—
Proceeds from exercise of stock options	76,724	—
Proceeds from notes payable	—	10,000,000	1,882,817
Costs paid in connection with notes payable	—	(195,656)
Repayments of notes payable	(1,570,583)	—	(1,882,817)
Net cash provided by financing activities	76,566,229	38,337,359	51,600,985
Net increase (decrease) in cash and cash equivalents	68,696,555	(4,261,648)	16,727,385

Cash and cash equivalents
Beginning of year	14,284,054	18,545,702	1,818,317
End of year	$82,980,609	$14,284,054	$18,545,702
Supplemental disclosure
Cash paid for interest	$691,227	$616,875	$15,233
Supplemental disclosure of noncash investing and financing activities
Common stock issued as consideration for business combination			$16,541,834
Plus liabilities assumed:
Accrued expenses and other	—	—	321,417
ProteoSys milestone payable	—	—	681,600
Deferred tax liability	—	—	5,970,560
Less assets acquired:
Prepaid expenses	—	—	42,926
Equipment	—	—	28,204
In-process research and development	—	—	15,200,000
Goodwill	—	—	7,076,412
Cash acquired in business merger	$—	$—	$1,167,869
Conversion of debt and interest to common stock	$—	$—	$2,112,000

See accompanying notes to the consolidated financial statements.

MINERVA NEUROSCIENCES, INC.

Notes To Consolidated Financial Statements

December 31, 2016, 2015 and 2014

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

In November 2013, the Company merged with Sonkei Pharmaceuticals Inc. (“Sonkei”), a clinical-stage biopharmaceutical company and, in February 2014, the Company acquired Mind-NRG, a pre-clinical-stage biopharmaceutical company. The Company refers to these transactions as the Sonkei Merger and Mind-NRG Acquisition, respectively. The Company holds licenses to MIN-101 and MIN-117 from Mitsubishi Tanabe Pharma Corporation (“MTPC”) with the rights to develop, sell and import MIN-101 and MIN-117 globally, excluding most of Asia. With the acquisition of Mind-NRG, the Company obtained exclusive rights to develop and commercialize MIN-301. The Company has also entered into a co-development and license agreement with Janssen, for the exclusive rights to develop and commercialize MIN-202 in the European Union, subject to royalty payments to Janssen, and royalty rights for any sales outside the European Union, Switzerland, Liechtenstein, Iceland and Norway (the “Minerva Territory”).

Liquidity

The accompanying financial statements have been prepared as though the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has limited capital resources and has incurred recurring operating losses and negative cash flows from operations since inception. As of December 31, 2016, the Company has an accumulated deficit of approximately $132.9 million and net cash used in operating activities was approximately $25.7 million during the year ended December 31, 2016. Management expects to continue to incur operating losses and negative cash flows from operations. The Company has financed its operations to date from proceeds from the sale of common stock, warrants, loans and convertible promissory notes.

The Company believes that its existing cash and cash equivalents will be sufficient to meet its anticipated cash requirements for at least the next 12 months after the date that the financial statements are issued. The process of drug development can be costly and the timing and outcomes of clinical trials is uncertain. The assumptions upon which the Company has based its estimates are routinely evaluated and may be subject to change. The actual amount of the Company’s expenditures will vary depending upon a number of factors including but not limited to the design, timing and duration of future clinical trials, the progress of the Company’s research and development programs and the level of financial resources available. The Company has the ability to adjust its operating plan spending levels based on the timing of future clinical trials which will be predicated upon adequate funding to complete the trials.

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

Restricted cash

Cash accounts with any type of restriction are classified as restricted. The Company maintained restricted cash balances as collateral for corporate credit cards in the amount of $80,000 at December 31, 2016 and 2015.

Marketable securities

Marketable securities consisted of corporate debt securities maturing in twelve months or less. Based on the Company’s intentions regarding its marketable securities, all marketable securities were classified as held-to-maturity and are carried at amortized cost. The Company’s investments in marketable securities were classified as Level 2 within the fair value hierarchy. As of December 31, 2016, all marketable securities previously held by the Company have matured or been redeemed.

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

In July 2014, the Company entered into a co-development and license agreement. The Company accounts for the co-development and license agreement as a joint risk-sharing collaboration in accordance with ASC 808, Collaboration Arrangements. Costs between the Company and the licensor with respect to each party’s share of development costs that have been incurred pursuant to the joint development plan are recorded within research and development expenses or general and administrative expenses, as applicable, in the accompanying consolidated financial statements due to the joint risk-sharing nature of the activities. During the years ended December 31, 2016, 2015 and 2014, the Company recorded an expense of $6.2 million, $2.5 million and $2.4 million, respectively, for certain development activities in accordance with the terms of the co-development agreement. The Company has included $2.5 million and zero in accrued collaborative expenses as of December 31, 2016 and 2015, respectively, related to this agreement.

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

The amounts capitalized are being accounted for as indefinite-lived intangible assets, subject to impairment testing, until completion or abandonment of research and development efforts associated with the project. An IPR&D asset is considered abandoned when it ceases to be used (that is, research and development efforts associated with the asset have ceased, and there are no plans to sell or license the asset or derive defensive value from the asset). At that point, the asset is considered to be disposed of and is written off. Upon successful completion of each project, the Company will make a determination about the then remaining useful life of the intangible asset and begin amortization. The Company tests its indefinite-lived intangibles, IPR&D assets, for impairment annually on November 30 and more frequently if events or changes in circumstances indicate that it is more likely than not that the asset is impaired. When testing indefinite-lived intangibles for impairment, the Company may assess qualitative factors for its indefinite-lived intangibles to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the asset is impaired. Alternatively, the Company may bypass this qualitative assessment for some or all of its indefinite-lived intangibles and perform the quantitative impairment test that compares the fair value of the indefinite- lived intangible asset with the asset’s carrying amount. There was no impairment of IPR&D for the years ended December 31, 2016 or 2015.

Stock-based compensation

The Company recognizes compensation cost relating to stock-based payment transactions using a fair-value measurement method, which requires all stock-based payments to employees, including grants of employee stock options, to be recognized in operating results as compensation expense based on fair value over the requisite service period of the awards. The Company determines the fair value of stock-based awards using the Black-Scholes option-pricing model which uses both historical and current market data to estimate fair value. The method incorporates various assumptions such as the risk-free interest rate, expected volatility, expected dividend yield, expected forfeiture rate and expected life of the options. The fair value of restricted stock units (“RSU’s”) is equal to the closing price of the Company’s common stock on the date of grant.

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

Prior to the IPO, the Company utilized various valuation methodologies in accordance with the framework of the 2013 American Institute of Certified Public Accountants Technical Practice Aid, Valuation of Privately-Held Company Equity Securities Issued as Compensation, to estimate the fair value of its common stock. The methodologies included a probability-weighted expected return methodology that determined an estimated value under an IPO scenario and a sales scenario based upon an assessment of the probability of occurrence of each scenario. Each valuation methodology includes estimates and assumptions that require the Company’s judgment. These estimates include assumptions regarding future performance, including the successful completion of preclinical studies and clinical trials and the time to complete an IPO or sale.

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

The Company uses a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. The Company has elected to treat interest and penalties, to the extent they arise, as a component of income taxes.  There was no interest or penalties related to income taxes for the years ended December 31, 2016, 2015 or 2014. Income tax years beginning in 2012 for federal and state purposes are generally subject to examination by taxing authorities, although net operating losses from all prior years are subject to examinations and adjustments for at least three years following the year in which the tax attributes are utilized.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk are primarily cash, cash equivalents and marketable securities. The Company maintains its cash and cash equivalent balances in the form of business checking accounts and money market accounts, the balances of which, at times, may exceed federally insured limits. Exposure to cash and cash equivalents credit risk is reduced by placing such deposits with major financial institutions and monitoring their credit ratings. Marketable securities consist primarily of corporate bonds, with fixed interest rates. Exposure to credit risk of marketable securities is reduced by maintaining a diverse portfolio and monitoring their credit ratings. As of December 31, 2016, all marketable securities previously held by the Company have matured or been redeemed.

Equipment

Equipment is stated at cost less accumulated depreciation. Equipment is depreciated on the straight-line basis over their estimated useful lives of three years. Expenditures for maintenance and repairs are charged to expense as incurred.

Long-lived assets

The Company reviews the recoverability of all long-lived assets, including the related useful lives, whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset might not be recoverable. If required, the Company compares the estimated undiscounted future net cash flows to the related asset’s carrying value to determine whether there has been an impairment. If an asset is considered impaired, the asset is written down to fair value, which is based either on discounted cash flows or appraised values in the period the impairment becomes known. The Company believes that all long-lived assets are recoverable, and no impairment was deemed necessary at December 31, 2016 and 2015.

Business Combinations

The total cost of an acquisition is allocated to the tangible and intangible assets acquired and liabilities assumed based their respective fair values at the date of acquisition. The allocation of the purchase price is dependent upon certain valuations and other studies.

Acquisition costs are expensed as incurred. The Company recognizes separately from goodwill the fair value of assets acquired and the liabilities assumed. Goodwill as of the acquisition date is measured as the excess of consideration transferred and the acquisition date fair values of the assets acquired and liabilities assumed. While the Company uses its best estimates and assumptions as a part of the purchase price allocation process to accurately value assets acquired and liabilities assumed at the acquisition date, the Company’s estimates are subject to refinement. The Company recognizes any required adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The Company records, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date.

Goodwill

The Company tests its goodwill for impairment annually, or whenever events or changes in circumstances indicate an impairment may have occurred, by comparing its reporting unit’s carrying value to its fair value. Impairment may result from, among other things, deterioration in the performance of the acquired business, adverse market conditions, adverse changes in applicable laws or regulations and a variety of other circumstances. If the Company determines that an impairment has occurred, it is required to record a write-down of the carrying value and charge the impairment as an operating expense in the period the determination is made. In evaluating the recoverability of the carrying value of goodwill, the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the acquired assets. Changes in strategy or market conditions could significantly impact those judgments in the future and require an adjustment to the recorded balances. The Company tested its goodwill for impairment as of November 30. There was no impairment of goodwill for the years ended December 31, 2016 or 2015.

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

The following tables present information about the Company’s cash equivalents and marketable securities as of December 31, 2016 and 2015, measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value:

	December 31, 2016
	Total	Level 1	Level 2	Level 3
Cash equivalents:	$15,260,809	$15,260,809	$—	$—

	December 31, 2015
	Total	Level 1	Level 2	Level 3
Cash equivalents:	$13,019,045	$13,019,045	$—	$—
Marketable securities:	17,887,558	—	17,887,558	—

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

Recently Adopted Accounting Pronouncements

In August 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The new standard requires management to assess the entity’s ability to continue as a going concern, and to provide related note disclosures in certain circumstances. The provisions of this guidance are effective for annual periods ending after December 15, 2016, and for interim periods thereafter. The Company adopted this update in the year ended December 31, 2016. The adoption of this standard did not have a material impact on our financial statements.

Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued ASU No. 2016-02, Leases. The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. Refer to Note 11, Commitments and Contingencies, for the Company's current lease commitments. The Company is currently evaluating the impact of the pending adoption of the new standard on the Company’s consolidated financial statements.

In March 2016, the FASB issued ASU No 2016-09, Compensation – Stock Compensation (Topic 718). The new standard simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. Under this guidance, a company recognizes all excess tax benefits and tax deficiencies as income tax expense or benefit in the statement of operations. This change eliminates the notion of the additional paid-in capital pool and reduces the complexity in accounting for excess tax benefits and tax deficiencies. The new standard is effective for public companies for annual reporting periods beginning after December 15, 2016, including interim periods within those annual reporting periods; however, early adoption is allowed. The Company adopted the new standard on January 1, 2017, which is not expected to have a material impact on the Consolidated Balance Sheets or Statements of Operations.

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

In January 2017, the FASB issued ASU No 2017-4, Intangibles — Goodwill and Other (Topic 350). The new standard simplifies the Test for Goodwill Impairment. This update is effective for annual periods beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted, including adoption in an interim period. The Company is currently evaluating the impact of the pending adoption of the new standard on the Company’s consolidated financial statements.

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

Pro Forma Results

The unaudited financial information in the table below summarizes the combined results of operations for the Company, and Mind-NRG on a pro forma basis as though Mind-NRG had been acquired as of January 1, 2014. The unaudited pro forma financial information for the year ended December 31, 2014 combines the Company’s historical results for this year with the historical results for the comparable reporting periods for Mind-NRG. The unaudited pro forma financial information below is for informational purposes only and is not indicative of the results of operations or financial condition that would have been achieved if the acquisition would have taken place at the beginning of the period presented and should not be taken as indicative of the Company’s future results of operations or financial condition.

2014
Operating loss	$(57,354,314)
Loss per share	$(4.51)

NOTE 4 — ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following:

	December 31, 2016	December 31, 2015
Research and development costs and other accrued expenses	$574,290	$1,740,871
Accrued bonus (1)	—	725,017
Interest payable	49,523	58,750
Professional fees	192,000	—
	$815,813	$2,524,638

(1)	In December 2016, accrued bonuses relating to 2016 were paid.

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

	Year Ended December 31,
	2016	2015	2014
Net loss	$(31,045,372)	$(27,081,632)	$(56,901,439)
Weighted average shares of common stock outstanding	31,514,154	23,412,181	12,724,395
Net loss per share of common stock – basic and diluted	$(0.99)	$(1.16)	$(4.47)

The following securities outstanding at December 31, 2016, 2015 and 2014 have been excluded from the calculation of weighted average shares outstanding as their effect on the calculation of loss per share is antidilutive:

	December 31,
	2016	2015	2014
Common stock options	3,974,143	3,388,698	2,076,558
Restricted stock units	219,600	—	—
Common stock warrants	2,269,766	6,322,451	—

NOTE 6 — DEBT

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

In August 2015, the Lenders and the Company entered into a First Amendment to the Loan Agreement, amending certain milestones related to the six month extension of the interest-only repayment period.   By raising at least $30.0 million in gross capital (including at least $20.0 million from the sale of equity securities) and completing the first dosing of its Phase I/II clinical trial for MIN-117 prior to December 31, 2015, the Company achieved the interest-only milestones under the Loan Agreement and elected to extend the interest-only period an additional six months and reduce the repayment term by six months. Through August 1, 2016, the Company was obligated only to make monthly interest payments on the outstanding principal balance on the Term A Loans, followed by 24 months of equal principal and interest payments.

On or prior to March 31, 2016, the Company was permitted to borrow additional term loans in the aggregate principal amount up to $5 million, subject to the satisfaction of certain borrowing conditions, including the Company’s achievement of primary endpoints on its Phase IIa trials for MIN-117 and MIN-202 programs. In June 2016, the Company irrevocably elected not to borrow the additional $5 million available under the Term Loans.

The Company paid a facility fee of $75,000 for access to the Term Loans and will be required to pay a final payment of 5.1% of the total amount borrowed, which has been included as a component of the debt discount and is amortized to interest expense over the term of the loans.  The outstanding Term A Loans and debt discount are as follows:

December 31, 2016
Term A Loans	$8,429,417
Less: debt discount and financing costs	(100,511)
Less: current portion	(4,853,753)
Accrued portion of final payment	365,909
Long-term portion	$3,841,062

For the year ended December 31, 2016, and 2015, the Company recognized interest expense of $1.0 million and $1.1 million, respectively, including $0.3 million and $0.4 million, respectively, related to the debt discount.

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

2017	$4,938,713
2018	3,490,704
Total Term A Loans	$8,429,417

The Company’s obligations under the Loan Agreement are secured by a first priority security interest in substantially all of its assets, other than its intellectual property. The Company has also agreed not to pledge or otherwise encumber its intellectual property assets, except that it may grant certain exclusive and non-exclusive licenses of its intellectual property as set forth in the Loan Agreement. In addition, the Company pledged all of its equity interests in Minerva Neurosciences Securities Corporation and 65% of its equity interests in Mind-NRG Sarl as security for its obligations under the Loan Agreement.

Upon the occurrence of certain events, including but not limited to the Company’s failure to satisfy its payment obligations under the Loan Agreement, the breach of certain of its other covenants under the Loan Agreement, or the occurrence of a material adverse change, the Lenders will have the right, among other remedies, to declare all principal and interest immediately due and payable, and will have the right to receive the final payment fee and, if the payment of principal and interest is due prior to maturity, the applicable Prepayment Fee. As of December 31, 2016, the Company was in compliance with all covenants set forth in the Loan Agreement.

NOTE 7 — CO-DEVELOPMENT AND LICENSE AGREEMENT

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

The Company accounts for the co-development and license agreement as a joint risk-sharing collaboration in accordance with ASC 808,   Collaboration Arrangements. Payments between the Company and the licensor with respect to each party’s share of MIN-202 development costs that have been incurred pursuant to the joint development plan are recorded within research and development expenses or general and administrative expenses, as applicable, in the accompanying consolidated statements of operations due to the joint risk-sharing nature of the activities. The Company has included $2.5 million and zero in accrued collaborative expenses, during the year ended December 31, 2016 and 2015, respectively. The Company paid $3.5 million, $3.8 million and $1.2 million during the years December 31, 2016, 2015 and 2014, respectively, related to development activities this agreement.

On July 6, 2016, the Company and Janssen agreed that “Decision Point 2” had been reached as defined under the co-development agreement. As neither party have exercised their right to withdraw from the agreement, the Company has paid Janssen $3.5 million and have incurred direct expenses of $0.2 million related to development activities under the current phase of development. The Company expects to pay up to an additional $15.3 million to Janssen as costs are incurred for the completion of certain Phase II clinical trials in accordance with the terms of the co-development agreement. During the years ended December 31, 2016, 2015 and 2014, the Company recorded an expense in research and development expenses of $6.2 million, $2.5 million and $2.4 million, respectively, for certain development activities in accordance with the terms of the co-development agreement. A number of supportive activities and studies are underway in anticipation of the next phase of clinical trials with MIN-202 in both insomnia disorder and MDD.

NOTE 8 — STOCKHOLDERS’ EQUITY

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

Warrant Exercises

In January, February, June and December 2016, certain investors in the Company’s March 2015 private placement exercised their warrants at an exercise price of $5.772 per share and received an aggregate of 4,052,685 shares of the Company’s common stock. The Company received gross proceeds of approximately $23.4 million from the exercise of these warrants.

Private Placement of Common Stock and Warrants

On March 18, 2015, pursuant to a securities purchase agreement with certain accredited investors dated March 13, 2015, the Company sold in a private placement 6,281,661 shares of the Company’s common stock at a price per share of $4.81 and warrants to purchase up to an aggregate of 6,281,661 shares of common stock at a purchase price of $0.125 per warrant share, with an initial exercise price of $5.772 per share, resulting in gross proceeds of approximately $31.0 million. The warrants will expire on March 18, 2017, two years after the date on which they were initially issued. As of December 31, 2016, warrants to purchase 2,228,976 shares of common stock were outstanding. The Company incurred $2.5 million for placement agent fees and transaction costs which have been included as a component of additional paid-in capital, resulting in net proceeds of $28.5 million.

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

Term Loan Warrants

In connection with the Loan Agreement, the Company issued the Lenders warrants to purchase shares of its common stock upon its draw of each tranche of the Term Loans. The aggregate number of shares of common stock issuable upon exercise of the warrants is equal to 2.25% of the amount drawn of such tranche, divided by the average closing price per share of the Company’s common stock reported on the NASDAQ Global Market for the 10 consecutive trading days prior to the applicable draw.  Upon the draw of the Term A Loans, the Company issued the Lenders warrants to purchase 40,790 shares of common stock at a per share exercise price of $5.516. The warrants are immediately exercisable upon issuance, and other than in connection with certain mergers or acquisitions, will expire on the ten-year anniversary of the date of issuance.  The fair value of the warrants was estimated at $0.2 million using a Black-Scholes model and assuming: (i) expected volatility of 100.8%, (ii) risk free interest rate of 1.83%, (iii) an expected life of 10 years and (iv) no dividend payments.  The fair value of the warrants was included as a discount to the Term A Loans and also as a component of additional paid-in capital and will be amortized to interest expense over the term of the loan. All such warrants were outstanding as of December 31, 2016.

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

Common Stock Issued for Nonrecourse Notes

Sonkei had an arrangement with the consultant, whereby Sonkei issued 1,112,500 shares of its common stock in exchange for a nonrecourse note of €1,119,017 (approximately $1.5 million at December 31, 2013). The note payable was due in a single installment on April 30, 2015. The note bore interest at the rate of 0.19% per annum and was secured solely by the underlying stock. As the shares sold subject to the nonrecourse note were considered an option for accounting purposes, the Company did not record a note or shares outstanding on the balance sheet. The Company also did not recognize interest income on the note as that interest is included in the exercise price of the option. The ultimate holder of the option can only benefit from the instrument if he continues to provide services to the Company through the time of a change in control, as defined. Until a change in control is deemed probable, stock-based compensation expense will not be recorded until a change in control occurs at the then fair value of the option. The Company assumed this agreement upon the merger with Sonkei, and the Sonkei shares were converted into the Company’s common shares in accordance with the terms of the merger agreement in 2013. On March 31, 2014, the issuer of the $4.7 million nonrecourse notes, which includes accrued interest, remitted to the Company 348,926 shares of common stock with a fair value of $13.51 per share in full settlement of the outstanding note due in a cashless transaction. Additionally, the Company further modified the awards by cancelling the put option and adding a term whereby upon an IPO the award will vest. The remittance of the shares in exchange for settling the outstanding note, the cancellation of the put option, and the addition of the IPO performance condition, represents a modification of the original terms of the stock options. The effect of these changes is that the Company has modified the awards and has converted approximately 1.3 million stock options with an exercise price of $4.7 million to 926,604 shares of non-vested stock (with no exercise price). The non-vested stock remained subject to the above mentioned vesting conditions of a change in control and IPO, which are not deemed probable until they occur. As described in the preceding sentence, the effect of the modification was to replace stock options that were improbable of vesting with non-vested stock that is improbable of vesting and accordingly, the Company did not recognize stock-based compensation expense for the non-vested stock at the time that the vesting conditions are deemed probable of occurrence.  The following is a summary of common shares issued in exchange for nonrecourse notes for the year December 31, 2014:

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

NOTE 9 — STOCK AWARD PLAN AND STOCK-BASED COMPENSATION

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

The exercise price per share shall not be less than the fair value of the Company’s underlying common stock on the grant date and no option may have a term in excess of ten years. Stock option activity for employees and non-employees under the Plan for the year ended December 31, 2016 is as follows:

		Weighted-Average
	Stock Options	Exercise Price
Outstanding January 1, 2016	3,388,698	$5.59

Granted	601,500	$12.29
Exercised	(16,055)	$4.78
Forfeited	—	$—
Outstanding December 31, 2016	3,974,143	$6.61
Exercisable December 31, 2016	1,922,989	$5.96
Available for future grant	821,535

The weighted average grant-date fair value of stock options outstanding on December 31, 2016 was $5.13 per share. Total unrecognized compensation costs related to non-vested stock options at December 31, 2016 was approximately $10.4 million and is expected to be recognized within future operating results over a weighted-average period of 3.0 years. At December 31, 2016, the weighted average contractual term of the options outstanding is approximately 8.3 years. The intrinsic value of outstanding stock options at December 31, 2016 was $21.2 million.

The Company uses the Black Scholes model to estimate the fair value of stock options granted.  For stock options granted to employees during the years ended December 31, 2016 and 2015, the Company utilized the following assumptions:

	Years ended December 31,
	2016	2015	2014
Expected term (years)	5.5-6.25	5.5-6.25	6-6.25
Risk free interest rate	1.17 - 2.22%	1.27 - 1.98%	1.90%
Volatility	78-79%	74-110%	113%
Dividend yield	0%	0%	0%
Weighted average grant date fair value per share of common stock	$8.47	$3.83	$5.81

Stock-Based Awards Granted to Non-employees- The Company from time to time grants options to purchase common stock to non-employees for services rendered and records expense ratably over the vesting period of each award. The Company estimates the fair value of the stock options using the Black-Scholes valuation model at each reporting date. The Company granted 60,000 stock options to non-employees and recorded stock-based compensation expense of $53,000 during the year ended December 31, 2016. There were no stock option grants made to non-employees made during the years ended December 31, 2015 or 2014.

For stock options granted to non-employees, the Company utilized the following assumptions to estimate fair value at December 31, 2016:

December 31, 2016
Expected term (years)	9.67
Risk free interest rate	2.43%
Volatility	104%
Dividend yield	0%
Weighted average reporting date fair value per share of common stock	$10.62

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

RSU activity under the Plan for the year ended December 31, 2016 is as follows:

		Weighted-Average
		Grant Date
	RSUs	Fair Value
Unvested January 1, 2016	—	$—

Granted	219,600	$13.45
Vested	—	$—
Forfeited	—	$—
Unvested December 31, 2016	219,600	$13.45

RSUs awarded to employees generally vest one‑fourth per year over four years from the anniversary of the date of grant, provided the employee remains continuously employed with the Company. Shares of the Company’s stock are delivered to the employee upon vesting, subject to payment of applicable withholding taxes. The fair value of RSUs is equal to the closing price of the Company’s common stock on the date of grant. Total unrecognized compensation costs related to non-vested RSUs at December 31, 2016 was approximately $2.9 million and is expected to be recognized within future operating results over a period of 4.0 years.

The following table presents stock-based compensation expense included in the Company’s consolidated statements of operations:

	Years ended December 31,
	2016	2015	2014
Research and development	$1,036,482	$604,320	$13,099,467
General and administrative	2,534,729	1,597,915	4,867,144
Total	$3,571,211	$2,202,235	$17,966,611

NOTE 10 — INCOME TAXES

Net deferred tax assets (liabilities) as of December 31, 2016 and 2015 consist of the following:

	2016	2015
Deferred tax assets:
Net operating loss carryforwards	$20,213,845	$15,037,123
Research and development tax credits	145,115	145,115
Capitalized research and development costs	16,413,906	9,905,448
Stock-based compensation	4,741,558	3,660,286
Deferred start-up and license costs	10,258,431	11,124,716
Net deferred tax assets	51,772,855	39,872,688
Valuation allowance	(51,772,855)	(39,872,688)
Net deferred tax assets	$—	$—
Deferred tax liabilities:
In-process research and development	$(13,433,760)	$(13,433,760)
Net deferred tax liabilities	$(13,433,760)	$(13,433,760)

A reconciliation between the Company’s effective tax rate and the federal statutory rate for the years ended December 31, 2016, 2015 and 2014 are as follows:

	2016	2015	2014
Federal statutory rate	(34.00%)	(34.00%)	(34.00%)
Permanent differences	0.76%	0.53%	4.27%
State income taxes	(5.16%)	(5.20%)	(4.62%)
Valuation allowance	38.40%	38.67%	34.35%
Effective tax rate	0.00%	0.00%	0.00%

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical losses and the uncertainty of future taxable income over the periods which the Company will realize the benefits of its net deferred tax assets, management believes it is more likely than not that the Company will not realize the benefits on the balance of its net deferred tax asset and, accordingly, the Company has established a full valuation allowance on its net deferred tax assets. The valuation allowance increased by approximately $11.9 million and $10.3 million during the years ended December 31, 2016 and 2015, respectively.

As of December 31, 2016, the Company had approximately $49.3 million of Federal net operating losses that will begin to expire in 2027. As of December 31, 2016, the Company's wholly owned subsidiary had approximately $4.9 million of operating losses in Switzerland that will begin to expire in 2018. As of December 31, 2016, the Company had approximately $7.8 million of New Jersey and $33.6 million of Massachusetts operating losses that will begin to expire in 2029 and 2033, respectively. During the year ended December 31, 2016, no state operating loss carryforwards expired. As of December 31, 2016, the Company had approximately $0.2 million of federal research and development credits that will begin to expire in 2027. The Internal Revenue Code (“IRC”) limits the amounts of net operating loss carryforwards that a company may use in any one year in the event of certain cumulative changes in ownership over a three-year period as described in Section 382 of the IRC. The Company has not performed a detailed analysis to determine whether an ownership change has occurred as of December 31, 2016. If substantial changes in ownership have occurred, there could be annual limitations on the amount of carryforwards that can be realized in future periods.

Deferred tax liabilities related to indefinite-lived assets typically are not used as a source of income to support realization of deferred tax assets in jurisdictions where tax attributes expire (e.g., jurisdictions where net operating loss carryforwards expire) unless the deferred tax liability is expected to reverse prior to the expiration date of the tax attribute. Therefore, the net operating losses of the Company cannot be used to offset the deferred tax liability resulting from the IPR&D due to the fact that the IPR&D currently has an indefinite life while the NOLs have a maximum life of 20 years.

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. There are currently no pending income tax examinations. The Company’s tax years are still open under statute from 2012 to the present.

As of December 31, 2016 and 2015, the Company had no liability recorded for unrecognized tax benefits. The Company classifies penalties and interest expense related to income tax liabilities as an income tax expense. There were no interest and penalties recognized in the statements of operations for the years ended December 31, 2016, 2015 and 2014, or accrued on the balance sheets as of December 31, 2016 and 2015.

NOTE 11 — COMMITMENTS AND CONTINGENCIES

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

From time to time, the Company may be subject to various legal proceedings and claims that arise in the ordinary course of the Company’s business activities. At this time, the Company is not aware of any such legal proceedings or claims. The Company is not aware of any claim or litigation, the outcome of which, if determined adversely to the Company, would have a material effect on the Company’s financial position or results of operations.

NOTE 12 — RELATED PARTY TRANSACTIONS

In January 2016, the Company entered into a services agreement with V-Watch SA (“V-Watch”), for approximately $105,000 for the use of V-Watch’s SomnoArt device for monitoring sleep in the MIN-101 Phase IIb and MIN-117 Phase IIa trials. The Company’s Chief Executive Officer is the chairman of the board of directors of V-Watch. Funds affiliated with Index Ventures, a stockholder of the Company, hold greater than 10% of the outstanding capital stock of V-Watch.

Also refer to Note 7 – Co-Development and License agreement and Note 8 – Stockholder’s Equity for additional related party transactions.

NOTE 13 — QUARTERLY RESULTS (Unaudited)

	Three Months Ended
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
	(in thousands, except per share data)
Total revenues	$—	$—	$—	$—
Operating loss	(7,757)	(4,965)	(8,232)	(9,237)
Net loss	(8,004)	(5,214)	(8,423)	(9,404)
Loss per share, basic and diluted	$(0.29)	$(0.18)	$(0.24)	$(0.27)

	Three Months Ended
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
	(in thousands, except per share data)
Total revenues	$—	$—	$—	$—
Operating loss	(5,878)	(6,332)	(5,705)	(8,194)
Net loss	(6,093)	(6,610)	(5,939)	(8,439)
Loss per share, basic and diluted	$(0.31)	$(0.27)	$(0.24)	$(0.34)

	Three Months Ended
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
	(in thousands, except per share data)
Total revenues	$—	$—	$—	$—
Operating loss	(2,623)	(17,650)	(27,151)	(7,446)
Net loss	(2,938)	(19,366)	(27,155)	(7,442)
Loss per share, basic and diluted	$(0.43)	$(2.55)	$(1.53)	$(0.40)

NOTE 14 — SUBSEQUENT EVENTS

Stock Option Plan

On January 1, 2017, in accordance with the terms of the Company’s 2013 Equity Incentive Plan, the total shares authorized for issuance under the plan increased by 750,000 to 5,781,333.  This increase represents the lessor of 750,000 shares or 4% of the total shares outstanding calculated as of the end of the most recent fiscal year.

Warrant Exercises

On March 8, 2017 and March 10, 2017, certain investors in the Company’s March 2015 private placement exercised their warrants and received an aggregate of 202,634 shares of the Company’s common stock. The Company received gross proceeds of approximately $1.2 million from the exercise of these warrants.

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

Our management, with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2016. Based on the evaluation of our disclosure controls and procedures as of December 31, 2016, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

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

As of December 31, 2016, our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 Framework). Based on this assessment, our management concluded that, as of December 31, 2016, our internal control over financial reporting was effective based on those criteria. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

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

The information required by this Item 10 will be contained in the sections entitled “Election of Directors,” “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” appearing in the definitive proxy statement we will file in connection with our 2017 Annual Meeting of Stockholders and is incorporated by reference herein. The information required by this item relating to executive officers may be found in Part I, Item 1 of this report under the heading “Business—Executive Officers” and is incorporated herein by reference.

ITEM 11.	Executive Compensation

The information required by this Item 11 will be contained in the sections entitled “Executive and Director Compensation,” “Executive and Director Compensation—Compensation Committee Interlocks and Insider Participation” and “Executive and Director Compensation—Compensation Committee Report” appearing in the definitive proxy statement we will file in connection with our 2017 Annual Meeting of Stockholders and is incorporated by reference herein.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 will be contained in the sections entitled “Ownership of Our Common Stock” and “Executive and Director Compensation—Equity Compensation Plan Information” appearing in the definitive proxy statement we will file in connection with our 2017 Annual Meeting of Stockholders and is incorporated by reference herein.

ITEM 13.	Certain Relationships and Related Person Transactions, and Director Independence

The information required by this Item 13 will be contained in the sections entitled “Certain Relationships and Related Person Transactions” appearing in the definitive proxy statement we will file in connection with our 2017 Annual Meeting of Stockholders and is incorporated by reference herein.

ITEM 14.	Principal Accounting Fees and Services

The information required by this Item 14 will be contained in the section entitled “Corporate Governance—Principal Accountant Fees and Services” appearing in the definitive proxy statement we will file in connection with our 2017 Annual Meeting of Stockholders and is incorporated by reference herein.

Part IV

ITEM 15.	Exhibits and Financial Statement Schedules
(a)	Documents filed as part of Form 10-K.
(1)	Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2016 and 2015

Consolidated Statements of Operations for the Years Ended December 31, 2016, 2015 and 2014

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2016, 2015 and 2014

Consolidated Statements of Cash Flows for the Years Ended December 31, 2016, 2015 and 2014

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

Date: March 13, 2017

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

Signature	Title	Date

/s/ Remy Luthringer, Ph.D.	President, Chief Executive Officer and Member of the Board of Directors (Principal Executive Officer)	March 13, 2017
Remy Luthringer, Ph.D.

/s/ Geoffrey Race	Chief Financial Officer (Principal Financial Officer)	March 13, 2017
Geoffrey Race

/s/ Frederick Ahlholm	Chief Accounting Officer (Principal Accounting Officer)	March 13, 2017
Frederick Ahlholm

/s/ Marc D. Beer	Chairman of the Board of Directors	March 13, 2017
Marc D. Beer

/s/ Francesco de Rubertis, Ph.D.	Member of the Board of Directors	March 13, 2017
Francesco de Rubertis, Ph.D.

/s/ David Kupfer, MD	Member of the Board of Directors	March 13, 2017
David Kupfer, MD

/s/ Fouzia Laghrissi-Thode, MD	Member of the Board of Directors	March 13, 2017
Fouzia Laghrissi-Thode, MD

/s/ Michèle Ollier, MD	Member of the Board of Directors	March 13, 2017
Michèle Ollier, MD

/s/ Nico Vandervelpen	Member of the Board of Directors	March 13, 2017
Nico Vandervelpen

/s/ Jan van Heek	Member of the Board of Directors	March 13, 2017
Jan van Heek

EXHIBIT INDEX

The following exhibits are filed as part of this Annual Report on Form 10-K or are incorporated herein by reference.

Exhibit No.	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith

2.1	Agreement and Plan of Merger of Sonkei Pharmaceuticals, Inc. with and into Cyrenaic Pharmaceuticals, Inc., dated as of November 12, 2013	S-1	333-195169	10.11	April 9, 2014
2.2	Certificate of Merger Merging Sonkei Pharmaceuticals, Inc. with and into Cyrenaic Pharmaceuticals, Inc., dated as of November 12, 2013	S-1/A	333-195169	3.3	June 10, 2014
3.1	Amended and Restated Certificate of Incorporation of the Registrant	S-1/A	333-195169	3.1	June 10, 2014
3.2	Amended and Restated Bylaws of the Registrant	S-1/A	333-195169	3.2	June 10, 2014
4.1	Form of Common Stock Certificate	S-1/A	333-195169	4.1	June 10, 2014
4.2	Investor Rights Agreement among the Registrant f/k/a Cyrenaic Pharmaceuticals, Inc. and certain of its security holders, dated as of August 29, 2007	S-1/A	333-195169	4.2	June 10, 2014
4.3	Amendment No. 1 to Investor Rights Agreement among the Registrant and certain of its security holders, dated as of December 20, 2013	S-1/A	333-195169	4.2	June 10, 2014
10.1	Share Purchase Agreement between the Registrant, Mind-NRG SA and Various Shareholders dated as of February 11, 2014	S-1	333-195169	10.13	April 9, 2014
10.2	Common Stock Purchase Agreement between Johnson & Johnson Development Corporation and the Registrant, dated as of February 13, 2014	S-1	333-195169	10.14	April 9, 2014
10.3	Loan Agreement by and among certain stockholders and their affiliates and the Registrant, dated as of April 30, 2014	S-1/A	333-195169	10.26	June 10, 2014
10.4	Loan Agreement by and among certain stockholders and their affiliates and the Registrant, dated as of May 23, 2014	S-1/A	333-195169	10.27	June 10, 2014
10.5	Stock Purchase Agreement between Care Capital Investments III LP, Index Ventures III L.P. and the Registrant f/k/a Cyrenaic Pharmaceuticals, Inc., dated as of August 29, 2007	S-1	333-195169	10.19	April 9, 2014
10.6	Amendment No. 1 to Stock Purchase Agreement between Care Capital Investments III LP, Index Ventures III L.P. and the Registrant and various Shareholders, dated as of March 28, 2014	S-1	333-195169	10.20	April 9, 2014
10.7	Stock Repurchase Agreement between Wint2felden Holding SA and the Registrant, dated as of March 31, 2014	S-1	333-195169	10.21	April 9, 2014
10.8†	Employment Agreement between Remy Luthringer and Mind-NRG SA, the Registrant's subsidiary, dated as of April 8, 2014	S-1	333-195169	10.22	April 9, 2014

Exhibit No.	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.9†	Employment Agreement between Geoff Race and Mind-NRG SA, the Registrant's subsidiary, dated as of April 8, 2014	S-1	333-195169	10.23	April 9, 2014
10.10†	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers	S-1/A	333-195169	10.1	June 10, 2014
10.11*	License Agreement between Mitsubishi Pharma Corporation and the Registrant f/k/a Cyrenaic Pharmaceuticals, Inc., dated as of August 30, 2007	S-1/A	333-195169	10.2	June 10, 2014
10.12*	Amendment to License Agreement between Mitsubishi Tanabe Pharma Corporation and the Registrant f/k/a Cyrenaic Pharmaceuticals, Inc., dated as of June 16, 2011	S-1/A	333-195169	10.3	June 10, 2014
10.13*	Second Amendment to License Agreement between Mitsubishi Tanabe Pharma Corporation and the Registrant, dated as of January 20, 2014	S-1/A	333-195169	10.4	June 10, 2014
10.14*	License Agreement between Mitsubishi Tanabe Pharma Corporation and the Registrant as successor in interest to Sonkei Pharmaceuticals, Inc., dated as of September 1, 2008	S-1/A	333-195169	10.5	June 10, 2014
10.15*	Amendment to License Agreement between Mitsubishi Tanabe Pharma Corporation and the Registrant, dated as of January 20, 2014	S-1/A	333-195169	10.6	June 10, 2014
10.16*	Co-Development and License Agreement between Janssen Pharmaceutica, N.V. and the Registrant, dated as of February 13, 2014	S-1/A	333-195169	10.7	June 10, 2014
10.17†	Employment Agreement between Joseph Reilly and the Registrant, dated as of December 23, 2013	S-1/A	333-195169	10.9	June 10, 2014
10.18†	Amended and Restated 2013 Equity Incentive Plan of the Registrant	S-1/A	333-195169	10.24	June 10, 2014
10.19	Loan and Security Agreement by and among Oxford Finance LLC, Silicon Valley Bank and the Registrant, dated as of January 16, 2015	8-K	001-36517	10.1	January 20, 2015
10.20	Form of Securities Purchase Agreement between certain investors referenced therein and the Registrant, dated as of March 13, 2015	8-K	001-36517	10.1	March 18, 2015
10.21	Form of Warrant to Purchase Common Stock of the Registrant	8-K	001-36517	10.2	March 18, 2015
10.22	Form of Registration Rights Agreement between certain investors referenced therein and the Registrant, dated as of March 13, 2015	8-K	001-36517	10.3	March 18, 2015
10.23	Separation and Release Agreement between Rogerio Vivaldi Coelho and the Registrant, dated as of November 30, 2014	10-K	001-36517	10.30	March 26, 2015
10.24	Second Amendment to License Agreement between Mitsubishi Tanabe Pharma Corporation and the Registrant, dated as of April 21, 2015	10-Q	001-36517	10.5	May 7, 2015

Exhibit No.	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.25†	Minerva Neurosciences, Inc. Non-Employee Director Compensation Plan (effective July 1, 2015)	8-K	001-36517	10.1	June 18, 2015
10.26	First Amendment to Loan and Security Agreement, dated as of August 27, 2015, by and among Oxford Finance LLC, Silicon Valley Bank and the Registrant	8-K	001-36517	10.1	August 28, 2015
10.27†	Employment Agreement between Fred Ahlholm and the Registrant, dated as of May 30, 2014	10-Q	001-36517	10.2	November 5, 2015
10.28	Second Amendment to Loan and Security Agreement, dated as of February 23, 2016, by and among Oxford Finance LLC, Silicon Valley Bank and the Registrant	8-K	001-36517	10.1	February 25, 2016
10.29	Common Stock Purchase Agreement, dated March 17, 2016, by and between David Kupfer and the Registrant	8-K	001-36517	10.1	March 18, 2016
10.30†	Employment Agreement, dated as of August 1, 2016, by and between Mind-NRG SARL and Dr. Remy Luthringer	10-Q	001-36517	10.1	August 4, 2016
10.31†	Employment Agreement, dated as of August 1, 2016, by and between Mind-NRG SARL and Geoffrey Race	10-Q	001-36517	10.2	August 4, 2016
10.32†	Employment Agreement, dated as of August 1, 2016, by and between the Registrant and Frederick Ahlholm	10-Q	001-36517	10.3	August 4, 2016
10.33†	Employment Agreement, dated as of August 1, 2016, by and between the Registrant and Mark S. Levine	10-Q	001-36517	10.4	August 4, 2016
10.34†	Employment Agreement, dated as of August 1, 2016, by and between the Registrant and Joseph Reilly	10-Q	001-36517	10.5	August 4, 2016
10.35†	Form of Restricted Stock Unit Agreement under the Amended and Restated 2013 Equity Incentive Plan of the Registrant	8-K	001-36517	10.1	December 16, 2016
10.36†	Form of Option Grant Agreement under the Amended and Restated 2013 Equity Incentive Plan					X
21.1	List of Subsidiaries					X
23.1	Consent of Deloitte & Touche, LLP, independent registered public accounting firm					X
24.1	Power of Attorney (included on the Signature page of this Annual Report on Form 10-K)					X
31.1	Certification of Chief Executive Officer (Principal Executive Officer) pursuant to Section 302 of Sarbanes-Oxley Act of 2002					X
31.2	Certification of Chief Financial Officer (Principal Financial Officer) pursuant to Section 302 of Sarbanes-Oxley Act of 2002					X

Exhibit No.	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith

32.1**	Certification of Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) pursuant to Section 906 of Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

†	Indicates management contract or compensatory plan or arrangement.
*	Confidential treatment has been requested from the Securities and Exchange Commission as to certain portions of this document.
**

These certifications are being furnished solely to accompany this annual report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.