Form 10-Q
period 2017-03-31
Minerva Neurosciences, Inc.
filed 2017-05-04
CIK 1598646

f

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☒    NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☐

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES ☐    NO  ☒

The number of shares of Registrant’s Common Stock, $0.0001 par value per share, outstanding as of May 1, 2017 was 36,704,872.

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

PART I – Financial Information

Item 1 – Financial Statements

MINERVA NEUROSCIENCES, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
	2017	2016
Assets
Current assets
Cash and cash equivalents	$68,894,824	$82,980,609
Marketable securities	16,464,539	-
Restricted cash	80,000	80,000
Prepaid expenses and other current assets	791,513	803,241
Total current assets	86,230,876	83,863,850

Equipment, net	6,338	9,640
In-process research and development	34,200,000	34,200,000
Goodwill	14,869,399	14,869,399
Total assets	$135,306,613	$132,942,889

Liabilities and Stockholders’ Equity
Current liabilities
Notes payable - current portion	$4,958,966	$4,853,753
Accounts payable	3,275,442	1,468,341
Accrued expenses and other current liabilities	1,673,384	815,813
Accrued collaborative expenses - related party	3,078,250	2,547,952
Total current liabilities	12,986,042	9,685,859
Notes payable - noncurrent	2,600,558	3,841,062
Deferred taxes	13,433,760	13,433,760
Total liabilities	29,020,360	26,960,681
Commitments and contingencies

Stockholders’ equity
Preferred stock; $0.0001 par value; 100,000,000 shares authorized; none issued or outstanding as of March 31, 2017 and December 31, 2016, respectively	-	-
Common stock; $0.0001 par value; 125,000,000 shares authorized; 36,704,872 and 35,024,002 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	3,671	3,502
Additional paid-in capital	249,785,412	238,836,940
Accumulated deficit	(143,502,830)	(132,858,234)
Total stockholders’ equity	106,286,253	105,982,208
Total liabilities and stockholders’ equity	$135,306,613	$132,942,889

See accompanying notes to condensed consolidated financial statements

MINERVA NEUROSCIENCES, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2017	2016
Expenses
Research and development	$7,614,331	$5,374,864
General and administrative	2,870,742	2,382,042
Total expenses	10,485,073	7,756,906
Loss from operations	(10,485,073)	(7,756,906)

Foreign exchange losses	(16,683)	(9,512)
Investment income	58,662	32,364
Interest expense	(201,502)	(270,356)
Net loss	$(10,644,596)	$(8,004,410)

Net loss per share, basic and diluted	$(0.30)	$(0.29)
Weighted average shares outstanding, basic and diluted	35,369,601	27,202,710

See accompanying notes to condensed consolidated financial statements

MINERVA NEUROSCIENCES, INC.

Condensed Consolidated Statement of Changes in Stockholders’ Equity

(Unaudited)

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-In Capital	Deficit	Total
Balances at January 1, 2016	24,721,143	$2,472	$157,129,947	$(101,812,862)	$55,319,557
Exercise of common stock warrants	3,039,514	304	17,543,771	-	17,544,075
Issuance of common stock	181,488	18	999,981		999,999
Stock-based compensation	-	-	790,228	-	790,228
Net loss	-	-	-	(8,004,410)	(8,004,410)
Balances at March 31, 2016	27,942,145	$2,794	$176,463,927	$(109,817,272)	$66,649,449

Balances at January 1, 2017	35,024,002	$3,502	$238,836,940	$(132,858,234)	$105,982,208
Exercise of common stock warrants	1,621,073	162	9,356,671		9,356,833
Exercise of stock options	59,797	7	281,758		281,765
Stock-based compensation	-	-	1,310,043		1,310,043
Net loss	-	-	-	(10,644,596)	(10,644,596)
Balances at March 31, 2017	36,704,872	$3,671	$249,785,412	$(143,502,830)	$106,286,253

See accompanying notes to condensed consolidated financial statements

MINERVA NEUROSCIENCES, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(10,644,596)	$(8,004,410)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,302	4,320
Amortization of debt discount recorded as interest expense	67,034	94,116
Amortization of marketable securities premium	(1,897)	59,820
Stock-based compensation expense	1,310,043	790,228
Changes in operating assets and liabilities
Prepaid expenses and other current assets	26,547	566,212
Accounts payable	1,807,101	(136,610)
Accrued expenses and other current liabilities	857,571	577,238
Accrued collaborative expenses	530,298	-
Other noncurrent liabilities	-	-
Net cash used in operating activities	(6,044,597)	(6,049,086)

Cash flows from investing activities:
Proceeds from the maturity and redemption of marketable securities	-	8,043,000
Purchase of marketable securities	(16,477,461)	-
Net cash (used in) provided by investing activities	(16,477,461)	8,043,000

Cash flows from financing activities:
Proceeds from exercise of common stock warrants	9,356,833	17,544,075
Proceeds from exercise of stock options	281,765	-
Repayments of notes payable	(1,202,325)	-
Proceeds from sale of common stock in private placement	-	999,999
Net cash provided by financing activities	8,436,273	18,544,074
Net (decrease) increase in cash and cash equivalents	(14,085,785)	20,537,988

Cash and cash equivalents
Beginning of period	82,980,609	14,284,054
End of period	$68,894,824	$34,822,042
Supplemental disclosure of cash flow information
Cash paid for interest	$141,532	$176,250

See accompanying notes to condensed consolidated financial statements

MINERVA NEUROSCIENCES, INC.

Notes to Condensed Consolidated Financial Statements

As of March 31, 2017 and for the Three Months Ended March 31, 2017 and 2016

(Unaudited)

NOTE 1 — NATURE OF OPERATIONS AND LIQUIDITY

Nature of Operations

Minerva Neurosciences, Inc. (“Minerva” or the “Company”) is a clinical-stage biopharmaceutical company focused on the development and commercialization of a portfolio of product candidates to treat patients suffering from central nervous system, or (“CNS”), diseases. The Company has acquired or in-licensed four development-stage proprietary compounds that it believes have innovative mechanisms of action and therapeutic profiles that may potentially address the unmet needs of patients with these diseases. The Company’s lead product candidate is MIN-101, a compound the Company is developing for the treatment of schizophrenia. In addition, the Company’s portfolio includes MIN-202 (also known as JNJ-42847922), a compound the Company is co-developing with Janssen Pharmaceutica NV (“Janssen”), for the treatment of insomnia disorder and major depressive disorder (“MDD”); MIN-117, a compound the Company is developing for the treatment of MDD; and MIN-301, a compound the Company is developing for the treatment of Parkinson’s disease.

In November 2013, the Company merged with Sonkei Pharmaceuticals Inc. (“Sonkei”), a clinical-stage biopharmaceutical company and, in February 2014, the Company acquired Mind-NRG, a pre-clinical-stage biopharmaceutical company. The Company refers to these transactions as the Sonkei Merger and Mind-NRG Acquisition, respectively. The Company holds licenses to MIN-101 and MIN-117 from Mitsubishi Tanabe Pharma Corporation (“MTPC”) with the rights to develop, sell and import MIN-101 and MIN-117 globally, excluding most of Asia. With the acquisition of Mind-NRG, the Company obtained exclusive rights to develop and commercialize MIN-301. The Company has also entered into a co-development and license agreement with Janssen, for the exclusive right to commercialize, and the co-exclusive right (with Janssen and its affiliates) to use and develop, MIN-202 in the European Union, Switzerland, Liechtenstein, Iceland and Norway (the “Minerva Territory”), subject to royalty payments to Janssen, and royalty rights for any sales outside the Minerva Territory.

Liquidity

The accompanying financial statements have been prepared as though the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has limited capital resources and has incurred recurring operating losses and negative cash flows from operations since inception. As of March 31, 2017, the Company has an accumulated deficit of approximately $143.5 million and net cash used in operating activities was approximately $6.0 million during the three months ended March 31, 2017. Management expects to continue to incur operating losses and negative cash flows from operations. The Company has financed its operations to date from proceeds from the sale of common stock, warrants, loans and convertible promissory notes.

The Company believes that its existing cash, cash equivalents and marketable securities will be sufficient to meet its cash commitments for at least the next 12 months after the date that the interim condensed financial statements are issued. The process of drug development can be costly and the timing and outcomes of clinical trials is uncertain. The assumptions upon which the Company has based its estimates are routinely evaluated and may be subject to change. The actual amount of the Company’s expenditures will vary depending upon a number of factors including but not limited to the design, timing and duration of future clinical trials, the progress of the Company’s research and development programs and the level of financial resources available. The Company has the ability to adjust its operating plan spending levels based on the timing of future clinical trials which will be predicated upon adequate funding to complete the trials.

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

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim reporting and the requirements of the Securities and Exchange Commission (“SEC”) in accordance with Regulation S-X, Rule 10-01. Under those rules, certain notes and financial information that are normally required for annual financial statements can be condensed or omitted. In the opinion of the Company’s management, the accompanying financial statements contain all adjustments (consisting of items of a normal and recurring nature) necessary to present fairly the financial position as of March 31, 2017, the results of operations for the three months ended March 31, 2017 and 2016 and cash flows for the three months ended March 31, 2017 and 2016. The results of operations for the three months ended March 31, 2017, are not necessarily indicative of the results to be expected for the full year. When preparing financial statements in conformity with GAAP, management must make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates. The consolidated balance sheet as of December 31, 2016 was derived from the audited annual financial statements. The accompanying unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2016 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 13, 2017.

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

Restricted cash

Cash accounts with any type of restriction are classified as restricted. The Company maintained restricted cash balances as collateral for corporate credit cards in the amount of $80,000 at March 31, 2017 and December 31, 2016.

Marketable securities

Marketable securities consist of corporate debt securities maturing in twelve months or less. Based on the Company’s intentions regarding its marketable securities, all marketable securities are classified as held-to-maturity and are carried at amortized cost. The Company’s investments in marketable securities are classified as Level 2 within the fair value hierarchy. As of March 31, 2017, remaining final maturities of marketable securities ranged from July 2017 to August 2017, with a weighted average remaining maturity of approximately 4 months. The following table provides the amortized cost basis, aggregate fair value, net unrealized (gains)/losses and the net carrying value of investments in held-to-maturity securities as of March 31, 2017:

	March 31, 2017
	Amortized	Aggregate	Net Unrealized	Net Carrying
	Cost	Fair Value	(Gains)/Losses	Value
Marketable securities:
Corporate bonds - current	$16,464,539	$16,464,664	$(125)	$16,464,539

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

In July 2014, the Company entered into a co-development and license agreement. The Company accounts for the co-development and license agreement as a joint risk-sharing collaboration in accordance with ASC 808, Collaboration Arrangements. Costs between the Company and the licensor with respect to each party’s share of development costs that have been incurred pursuant to the joint development plan are recorded within research and development expenses or general and administrative expenses, as applicable, in the accompanying consolidated financial statements due to the joint risk-sharing nature of the activities. During the three months ended March 31, 2017 and 2016, the Company recorded an expense of $3.2 million and a cost offset of $0.1 million, respectively, for certain development activities in accordance with the terms of the co-development agreement. The Company has included $3.1 million and $2.5 million in accrued collaborative expenses as of March 31, 2017 and December 31, 2016, respectively, related to this agreement.

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

The amounts capitalized are being accounted for as indefinite-lived intangible assets, subject to impairment testing, until completion or abandonment of research and development efforts associated with the project. An IPR&D asset is considered abandoned when it ceases to be used (that is, research and development efforts associated with the asset have ceased, and there are no plans to sell or license the asset or derive defensive value from the asset). At that point, the asset is considered to be disposed of and is written off. Upon successful completion of each project, the Company will make a determination about the then remaining useful life of the intangible asset and begin amortization. The Company tests its indefinite-lived intangibles, IPR&D assets, for impairment annually on November 30 and more frequently if events or changes in circumstances indicate that it is more likely than not that the asset is impaired. When testing indefinite-lived intangibles for impairment, the Company may assess qualitative factors for its indefinite-lived intangibles to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the asset is impaired. Alternatively, the Company may bypass this qualitative assessment for some or all of its indefinite-lived intangibles and perform the quantitative impairment test that compares the fair value of the indefinite- lived intangible asset with the asset’s carrying amount. There was no impairment of IPR&D for the three months ended March 31, 2017 or 2016.

Stock-based compensation

The Company recognizes compensation cost relating to stock-based payment transactions using a fair-value measurement method, which requires all stock-based payments to employees, including grants of employee stock options, to be recognized in operating results as compensation expense based on fair value over the requisite service period of the awards. The Company determines the fair value of stock-based awards using the Black-Scholes option-pricing model which uses both historical and current market data to estimate fair value. The method incorporates various assumptions such as the risk-free interest rate, expected volatility, expected dividend yield, expected forfeiture rate and expected life of the options. The fair value of restricted stock units (“RSUs”) is equal to the closing price of the Company’s common stock on the date of grant.

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

Long-lived assets

The Company reviews the recoverability of all long-lived assets, including the related useful lives, whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset might not be recoverable. If required, the Company compares the estimated undiscounted future net cash flows to the related asset’s carrying value to determine whether there has been an impairment. If an asset is considered impaired, the asset is written down to fair value, which is based either on discounted cash flows or appraised values in the period the impairment becomes known. The Company believes that all long-lived assets are recoverable, and no impairment was deemed necessary at March 31, 2017 and 2016.

Goodwill

The Company tests its goodwill for impairment annually, or whenever events or changes in circumstances indicate an impairment may have occurred, by comparing its reporting unit’s carrying value to its fair value. Impairment may result from, among other things, deterioration in the performance of the acquired business, adverse market conditions, adverse changes in applicable laws or regulations and a variety of other circumstances. If the Company determines that an impairment has occurred, it is required to record a write-down of the carrying value and charge the impairment as an operating expense in the period the determination is made. In evaluating the recoverability of the carrying value of goodwill, the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the acquired assets. Changes in strategy or market conditions could significantly impact those judgments in the future and require an adjustment to the recorded balances. The Company tests its goodwill for impairment as of November 30. There was no impairment of goodwill for the three months ended March 31, 2017 and 2016.

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

Recently Adopted Accounting Pronouncements

In March 2016, the FASB issued Accounting Standards Update (“ASU”) No 2016-09, Compensation – Stock Compensation (Topic 718). The new standard simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. Under this guidance, a company recognizes all excess tax benefits and tax deficiencies as income tax expense or benefit in the statement of operations. This change eliminates the notion of the additional paid-in capital pool and reduces the complexity in accounting for excess tax benefits and tax deficiencies. The new standard is effective for public companies for annual reporting periods beginning after December 15, 2016, including interim periods within those annual reporting periods; however, early adoption is allowed. The Company adopted the new standard on January 1, 2017. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

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

In March 2017, the FASB issued ASU No 2017-8, Receivables—Nonrefundable Fees and Other Costs (Subtopic 310-20) Premium Amortization on Purchased Callable Debt Securities. The new standard is intended to enhance the accounting for the amortization of premiums for purchased callable debt securities. This update is effective for annual periods beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption permitted, including adoption in an interim period. The Company is currently evaluating the impact of the pending adoption of the new standard on the Company’s consolidated financial statements.

NOTE 3 — ACCRUED EXPENSES

Accrued expenses and other liabilities consist of the following:

	March 31, 2017	December 31, 2016
Research and development costs and other accrued expenses	$1,155,204	$574,290
Professional fees	213,213	192,000
Accrued bonus	221,648	-
Interest payable	42,459	49,523
Vacation payable	40,860	-
	$1,673,384	$815,813

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

	Three Months Ended
	March 31,
	2017	2016
Net loss	$(10,644,596)	$(8,004,410)
Weighted average shares of common stock outstanding	35,369,601	27,202,710
Net loss per share of common stock – basic and diluted	$(0.30)	$(0.29)

The following securities outstanding at March 31, 2017 and 2016 have been excluded from the calculation of weighted average shares outstanding as their effect on the calculation of loss per share is antidilutive:

	March 31,
	2017	2016
Common stock options	4,059,346	3,388,698
Restricted stock units	219,600	—
Common stock warrants	40,790	3,282,937

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

The Company paid a facility fee of $75,000 for access to the Term Loans and will be required to pay a final payment of 5.1% of the total amount borrowed, which has been included as a component of the debt discount and is amortized to interest expense over the term of the loans.  The outstanding Term A Loans and debt discount are as follows:

March 31, 2017
Term A Loans	$7,227,092
Less: debt discount and financing costs	(72,943)
Less: current portion	(4,958,966)
Accrued portion of final payment	405,375
Long-term portion	$2,600,558

For the three months ended March 31, 2017 and 2016, the Company recognized interest expense of $0.2 million and $0.3 million respectively, including $0.1 million in both periods, related to the debt discount.

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

2017	3,736,388
2018	3,490,704
Total Term A Loans	$7,227,092

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

Upon the occurrence of certain events, including but not limited to the Company’s failure to satisfy its payment obligations under the Loan Agreement, the breach of certain of its other covenants under the Loan Agreement, or the occurrence of a material adverse change, the Lenders will have the right, among other remedies, to declare all principal and interest immediately due and payable, to take control of the Company’s cash in its SVB deposit account, and will have the right to receive the final payment fee and, if the payment of principal and interest is due prior to maturity, the applicable Prepayment Fee. As of March 31, 2017, the Company was in compliance with all covenants set forth in the Loan Agreement.

NOTE 6 — CO-DEVELOPMENT AND LICENSE AGREEMENT

On February 13, 2014, the Company signed a co-development and license agreement with Janssen, subject to the completion of an initial public offering and the payment of a $22.0 million license fee. Under the agreement, Janssen, the licensor, granted the Company an exclusive license, with the right to sublicense, in the Minerva Territory, under (i) certain patent and patent applications to sell products containing any orexin 2 compound, controlled by the licensor and claimed in a licensor patent right as an active ingredient and (ii) MIN-202 for any use in humans. In addition, upon regulatory approval in the Minerva Territory (and earlier if certain default events occur), the Company will have rights to manufacture MIN-202, also known as JNJ-42847922. The Company has granted to the licensor an exclusive license, with the right to sublicense, under all patent rights and know-how controlled by the Company related to MIN-202 to sell MIN-202 outside the Minerva Territory. In consideration of the licenses granted on July 7, 2014, the Company made a license fee payment of $22.0 million, which was included as a component of research and development expense in 2014. The Company will pay a quarterly royalty percentage to the licensor in the high single digits on aggregate net sales for MIN-202 products sold by the Company, its affiliates and sublicensees in the Minerva Territory. The licensor will pay a quarterly royalty percentage to the Company in the high single digits on aggregate net sales for MIN-202 products sold by the licensor outside the Minerva Territory.  In accordance with the development agreement, the Company will pay 40% of MIN-202 development costs related to the joint development of any MIN-202 products. However, the Company’s share of aggregate development costs shall not exceed (i) $5.0 million for the period beginning from the effective date of the license and ending following the completion of certain Phase Ib clinical trials and animal toxicology studies, and (ii) $24.0 million for the period beginning from the effective date of the license and ending following the completion of certain Phase II clinical trials.  The licensor has a right to opt out at the end of certain development milestones, with the first milestone being the completion of a single day Phase I clinical trial in patients with MDD. Upon opt out, the licensor will not have to fund further development of MIN-202 and the Minerva Territory will be expanded to also include all of North America. The Company would then owe the licensor a reduced royalty in the mid-single digits for all sales in the Minerva Territory. The Company has the right to terminate the license following certain development milestones, the first being completion of a certain Phase Ib clinical trial in patients with insomnia and certain toxicology studies in animals. If the Company terminates the license within 45 days of this milestone, the Company must pay a termination fee equal to $3.0 million. If the Company terminates the license at any time following the last development milestone involving a certain Phase IIb clinical trial, the Company will be entitled to a royalty in the mid-single digits from sales of MIN-202 by the licensor. The licensor may also terminate the agreement for the Company’s material breach or certain insolvency events, including if the Company is unable to fund its portion of the development costs.

The Company accounts for the co-development and license agreement as a joint risk-sharing collaboration in accordance with ASC 808, Collaboration Arrangements. Payments between the Company and the licensor with respect to each party’s share of MIN-202 development costs that have been incurred pursuant to the joint development plan are recorded within research and development expenses or general and administrative expenses, as applicable, in the accompanying consolidated statements of operations due to the joint risk-sharing nature of the activities. The Company has included $3.1 million and $2.5 million in accrued collaborative expenses, as of March 31, 2017 and December 31, 2016, respectively, related to this agreement. The Company made no payments in each of the three months ended March 31, 2017 and 2016, related to development activities under this agreement.

On July 6, 2016, the Company and Janssen agreed that “Decision Point 2” had been reached as defined under the co-development agreement. As neither party has exercised their right to withdraw from the agreement, the Company has paid Janssen $3.5 million and have incurred direct expenses of $0.3 million related to development activities under the current phase of development. The Company expects to pay up to an additional $15.2 million to Janssen as costs are incurred for the completion of certain Phase II clinical trials in accordance with the terms of the co-development agreement. During the three months ended March 31, 2017 and 2016, the Company recorded an expense of $3.2 million and a cost offset of $0.1 million, respectively, for certain development activities in accordance with the terms of the co-development agreement. A number of supportive activities and studies are underway in anticipation of the next phase of clinical trials with MIN-202 in both insomnia disorder and MDD.

NOTE 7 — STOCKHOLDERS’ EQUITY

Warrant Exercises

In January, February, June and December 2016 and in March 2017, certain investors in the Company’s March 2015 private placement exercised their warrants at an exercise price of $5.772 per share and received an aggregate of 5,673,758 shares of the Company’s common stock. The Company received gross proceeds of approximately $32.7 million from the exercise of these warrants. As of March 31, 2017, there are no remaining warrants outstanding under the Company’s March 2015 private placement.

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

Private Placement of Common Stock

On March 17, 2016, the Company entered into a common stock purchase agreement with a member of the Board of Directors, pursuant to which the Company, in a private placement, sold to the director an aggregate of 181,488 shares of the Company’s common stock, at a price per share of $5.51, for gross proceeds of approximately $1.0 million.

Term Loan Warrants

In connection with the Loan Agreement, the Company issued the Lenders warrants to purchase shares of its common stock upon its draw of each tranche of the Term Loans. The aggregate number of shares of common stock issuable upon exercise of the warrants is equal to 2.25% of the amount drawn of such tranche, divided by the average closing price per share of the Company’s common stock reported on the NASDAQ Global Market for the 10 consecutive trading days prior to the applicable draw.  Upon the draw of the Term A Loans, the Company issued the Lenders warrants to purchase 40,790 shares of common stock at a per share exercise price of $5.516. The warrants are immediately exercisable upon issuance, and other than in connection with certain mergers or acquisitions, will expire on the ten-year anniversary of the date of issuance.  The fair value of the warrants was estimated at $0.2 million using a Black-Scholes model and assuming: (i) expected volatility of 100.8%, (ii) risk free interest rate of 1.83%, (iii) an expected life of 10 years and (iv) no dividend payments.  The fair value of the warrants was included as a discount to the Term A Loans and also as a component of additional paid-in capital and will be amortized to interest expense over the term of the loan. All such warrants were outstanding as of March 31, 2017.

NOTE 8 — STOCK OPTION PLAN AND STOCK-BASED COMPENSATION

In December 2013, the Company adopted the 2013 Equity Incentive Plan (the “Plan”), which provides for the issuance of options, stock appreciation rights, stock awards and stock units. On January 1, 2017, in accordance with the terms of the Plan, the total shares authorized for issuance under the plan increased by 750,000 to 5,781,333.  This increase represents the lessor of 750,000 shares or 4% of the total shares outstanding calculated as of the end of the most recent fiscal year. The exercise price per share shall not be less than the fair value of the Company’s underlying common stock on the grant date and no option may have a term in excess of ten years. Stock option activity under the Plan is as follows:

	Shares Issuable Pursuant to Stock Options	Weighted- Average Exercise Price
Outstanding January 1, 2017	3,974,143	$6.61

Granted	145,000	$11.75
Exercised	(59,797)	$4.71
Forfeited	-	$-
Outstanding March 31, 2017	4,059,346	$6.82
Exercisable March 31, 2017	2,104,342	$5.95
Available for future grant	1,426,535

The weighted average grant-date fair value of stock options outstanding on March 31, 2017 was $5.19 per share. Total unrecognized compensation costs related to non-vested stock options at March 31, 2017 was approximately $10.2 million and is expected to be recognized within future operating results over a weighted-average period of 2.9 years. At March 31, 2017, the weighted average contractual term of the options outstanding is approximately 8.1 years. The intrinsic value of outstanding stock options at March 31, 2017 was $8.5 million.

The Company uses the Black Scholes model to estimate the fair value of stock options granted to employees.  There were no stock options granted to employees during the three months ended March 31, 2017 and 2016.

Stock-Based Awards Granted to Non-employees-The Company from time to time grants options to purchase common stock to non-employees for services rendered and records expense ratably over the vesting period of each award. The Company estimates the fair value of the stock options using the Black-Scholes valuation model at each reporting date. The Company granted 145,000 stock options to non-employees during the three months ended March 31, 2017. The Company recorded stock-based compensation expense for stock options granted to non-employees of $0.1 million during the three months ended March 31, 2017. There were no stock option grants made to non-employees made during the three months ended March 31, 2016.

For stock options granted to non-employees, the Company utilized the following assumptions:

March 31, 2017
Expected term (years)	9.4-9.8
Risk free interest rate	2.37-2.39%
Volatility	110-112%
Dividend yield	0%
Weighted average reporting date fair value per share of common stock	$7.36

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

RSU activity under the Plan for the three months ended March 31, 2017 is as follows:

		Weighted-Average
		Grant Date
	RSUs	Fair Value
Unvested January 1, 2017	219,600	$13.45
Granted	—	$—
Vested	—	$—
Forfeited	—	$—
Unvested March 31, 2017	219,600	$13.45

RSUs awarded to employees generally vest one-fourth per year over four years from the anniversary of the date of grant, provided the employee remains continuously employed with the Company. Shares of the Company’s stock are delivered to the employee upon vesting, subject to payment of applicable withholding taxes. The fair value of RSUs is equal to the closing price of the Company’s common stock on the date of grant. Total unrecognized compensation costs related to non-vested RSUs at March 31, 2017 was approximately $2.7 million and is expected to be recognized within future operating results over a period of 3.7 years.

The Company recognized stock-based compensation expense for the three months ended March 31, 2017 and 2016 of $1.3 million and $0.8 million, respectively.

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

NOTE 10 — RELATED PARTY TRANSACTIONS

In January 2016, the Company entered into a services agreement with V-Watch SA (“V-Watch”), for approximately $105,000 for the use of V-Watch’s SomnoArt device for monitoring sleep in the MIN-101 Phase IIb and MIN-117 Phase IIa trials. The Company’s Chief Executive Officer is the chairman of the board of directors of V-Watch. Funds affiliated with Index Ventures, a stockholder of the Company, hold greater than 10% of the outstanding capital stock of V-Watch. During the three months ended March 31, 2017 and 2016, the Company recorded an expense of zero and $0.1 million, respectively, related to this agreement.

Also refer to Note 6 – Co-Development and License agreement and Note 7 – Stockholder’s Equity for additional related party transactions.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with our condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our annual audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016 as filed with the Securities and Exchange Commission on March 13, 2017.

Historical Overview

We are a clinical-stage biopharmaceutical company focused on the development and commercialization of a portfolio of product candidates to treat patients suffering from central nervous system, or CNS, diseases. Leveraging our scientific insights and clinical experience, we have acquired or in-licensed four development-stage proprietary compounds that we believe have innovative mechanisms of action and therapeutic profiles that potentially address the unmet needs of patients with these diseases.

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

Clinical Update

MIN-101

End-of-Phase II Meeting

We recently held an “end-of-Phase II” meeting with the U.S. Food and Drug Administration (FDA) to review our clinical, pre-clinical and chemistry, manufacturing and control data and to obtain feedback and guidance related to the Phase III and Phase IV development of MIN-101 to treat negative symptoms in patients with a diagnosis of schizophrenia, including pivotal trial design.  We expect to initiate Phase III development of this compound in both the U.S. and Europe in the second half of 2017.

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

Furthermore, we observed the statistically significant benefit of MIN-101 over placebo on the PANSS total score (not significant for the 32 mg dose; p ≤ 0.003 for the 64 mg dose), with effect sizes of 0.34 and 0.57, respectively.

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

Subjects participating in this clinical trial receiving MIN-101 or placebo experienced adverse events, including, but not limited to gastrointestinal, nervous system, psychiatric, and cardiac events, with two subjects with increased heart rate and one subject with decreased heart rate that were deemed to be possibly related to MIN-101 by investigators. Generally, with the exception of cardiac events, which occurred in the MIN-101 subjects alone, similar adverse events were seen in the placebo group tested in this study, although at different rates. The safety results of the Phase IIa study were consistent with Phase I results observed in healthy volunteers.

Following the Phase IIb trial, we are conducting a number of supportive studies with MIN-101 that include formulation and metabolism studies designed to reduce further the potential for QTcF prolongation and to explore dose ranges for patients who metabolize this compound differently.

MIN-117

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

Phase Ib Trial

In March 2016, we announced top line results from the Phase Ib clinical trial in MDD with MIN-202 conducted in Europe.  Data from this trial were subsequently presented at the ACNP Annual Meeting in December 2016.  The Phase Ib trial was a randomized, double-blind, parallel group study including 20 mg of MIN-202 administered in the evening, a positive control, 25 mg of diphenhydramine, and placebo, to evaluate treatment with MIN-202 in 48 subjects ages 18 to 65 years with a diagnosis of MDD who could be treated with marketed antidepressants.  MIN-202 was observed to be well tolerated by study participants over a one-month treatment duration, with no serious adverse events. Consistently greater improvements in depressive symptomatology were observed in patients randomized to receive MIN-202 compared to those randomized to receive placebo or diphenhydramine, as measured by clinician administered rating scales, including the Hamilton Depression Rating Scale. These findings support the potential of MIN-202 to have a direct effect on mood independent from its effect on sleep.  Core symptoms of depression (as measured by the HAM-D 6) were observed to be significantly improved in the MIN-202 arm when compared with placebo.

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

MIN-301

In January 2015, we announced results from a non-human primate study showing that treatment with an analog of MIN-301 resulted in improvements in a range of symptoms associated with a Parkinson’s disease model in primates. The results confirmed the beneficial effects of MIN-301 in non-primate preclinical models.  We believe these data provide support for advancing MIN-301 into clinical trials for the treatment of Parkinson’s disease in humans. Building upon these data, we are continuing to conduct preclinical development with MIN-301 as a treatment for Parkinson’s disease.  Our next steps for the development of MIN-301 include continuing to conduct preclinical studies in preparation for an Investigational New Drug, or IND, or Investigational Medicinal Product Dossier, or IMPD filing, with a Phase I study expected to commence thereafter.

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

Interest Expense. Interest expense consists of interest incurred under our current outstanding loan with Oxford Finance LLC, or Oxford, and Silicon Valley Bank, or SVB.

Results of Operations

Comparison of Three Months Ended March 31, 2017 versus March 31, 2016

Research and Development Expenses

Total research and development expenses were $7.6 million for the three months ended March 31, 2017 compared to $5.4 million for the same period in 2016, an increase in total expense of $2.2 million.  Research and development expense in the three months ended March 31, 2017 and 2016 included non-cash stock-based compensation expenses of $0.5 million and $0.2 million, respectively. This increase in research and development expenses primarily reflects higher development expenses under the MIN-202 program for Phase II clinical trial preparation, and an increase in non-cash stock-based compensation expenses.  These amounts were partially offset by lower costs due to the completion of our Phase IIb clinical trial of MIN-101 and the completion of our Phase IIa clinical trial of MIN-117.

General and Administrative Expenses

Total general and administrative expenses were $2.9 million for the three months ended March 31, 2017 compared to $2.4 million for the same period in 2016, an increase of approximately $0.5 million. General and administrative expense in the three months ended March 31, 2017 and 2016 included non-cash stock-based compensation expenses of $0.8 million and $0.6 million, respectively. This increase in general and administrative expenses was primarily due to an increase in legal and professional fees, an increase in non-cash stock-based compensation expenses, and increased personnel costs during the three months ended March 31, 2017.

Foreign Exchange (Losses) Gains

Foreign exchange loss was $17 thousand for the three months ended March 31, 2017 compared to a loss of $10 thousand for the same period in 2016, an increased loss of $7 thousand. The loss was primarily due to clinical activities denominated in Euros.

Investment Income

Investment income was $59 thousand for the three months ended March 31, 2017 compared to $32 thousand for the same period in 2016, an increase of $27 thousand. The increase was due to investment income on cash equivalents and marketable securities.

Interest Expense

Interest expense was $0.2 million for the three months ended March 31, 2017 compared to $0.3 million for the same period in 2016, a decrease of $0.1 million. The decrease was primarily due to a lower outstanding loan balance.

Liquidity and Capital Resources

Sources of Liquidity

We have incurred losses and cumulative negative cash flows from operations since our inception in April 2007 and, as of March 31, 2017, we had an accumulated deficit of approximately $143.5 million. We anticipate that we will continue to incur net losses for the foreseeable future as we continue the development and potential commercialization of our product candidates and to support our operations as a public company. At March 31, 2017, we had approximately $85.4 million in cash, cash equivalents and marketable securities. We believe that our existing cash, cash equivalents and marketable securities will be sufficient to meet our cash commitments for at least the next 12 months after the date that the interim condensed financial statements are issued. The process of drug development can be costly and the timing and outcomes of clinical trials is uncertain. The assumptions upon which we have based our estimates are routinely evaluated and may be subject to change. The actual amount of our expenditures will vary depending upon a number of factors including but not limited to the design, timing and duration of future clinical trials, the progress of our research and development programs and the level of financial resources available. We have the ability to adjust our operating plan spending levels based on the timing of future clinical trials which will be predicated upon adequate funding to complete the trials.

Sources of Funds

Exercise of Warrants

In January, February, June and December 2016 and in March 2017, certain investors in our March 2015 private placement exercised their warrants and received an aggregate of 5,673,758 shares of our common stock. We received gross proceeds of approximately $32.7 million from the exercise of these warrants.

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

Until such time, if ever, as we can generate substantial revenue from product sales, we expect to finance our cash needs through a combination of equity offerings, debt financings, government or other third‑party funding, commercialization, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of our common stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Additional debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through government or other third‑party funding, commercialization, marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us. There can be no assurance that such additional funding, if available, can be obtained on terms acceptable to us. If we are unable to obtain additional financing, future operations would need to be scaled back or discontinued. Based on our current operating plan and our existing cash, cash equivalents and marketable securities will be sufficient to meet our cash commitments for at least the next 12 months after the date that the interim condensed financial statements are issued. The timing of future capital requirements depends upon many factors including the size and timing of future clinical trials, the timing and scope of any strategic partnering activity and the progress of other research and development activities.

On July 6, 2016, we and Janssen agreed that “Decision Point 2” had been reached as defined under the co-development agreement. As neither party have exercised their right to withdraw from the agreement, we have paid Janssen $3.5 million and have incurred direct expenses of $0.3 million related to development activities under the current phase of development. We expect to pay up to an additional $15.2 million to Janssen as costs are incurred for the completion of certain Phase II clinical trials in accordance with the terms of the co-development agreement. During the three months ended March 31, 2017 and 2016, we recorded an expense in research and development expenses of $3.2 million and a cost offset of $0.1 million, respectively, for certain development activities in accordance with the terms of the co-development agreement. A number of supportive activities and studies are underway in anticipation of the next phase of clinical trials with MIN-202 in both insomnia disorder and MDD.

Under our $10.0 million Term A Loan, we have made principal repayments of approximately $2.8 million. We expect to make additional principal repayments of approximately $3.7 million in 2017 and $3.5 million in 2018, in accordance with the terms of the agreement.

Cash Flows

The table below summarizes our significant sources and uses of cash for the three months ended March 31, 2017 and 2016:

	Three Months Ended
	March 31,
	2017	2016
	(dollars in millions)
Net cash provided by (used in):
Operating activities	$(6.0)	$(6.0)
Investing activities	(16.5)	8.0
Financing activities	8.4	18.5
Net (decrease) increase in cash	$(14.1)	$20.5

Net Cash Used in Operating Activities

Net cash used in operating activities of approximately $6.0 million during the three months ended March 31, 2017 was primarily due to our net loss of $10.6 million, partially offset by a $1.8 million increase in accounts payable, stock-based compensation expense of $1.3 million, a $0.9 million increase in accrued expenses, an increase in accrued collaborative expenses of $0.5 million and amortization of investments and debt discount of $0.1 million.

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

Net Cash Provided by (Used in) Investing Activities

Net cash used in investing activities of approximately $16.5 million during the three months ended March 31, 2017 was primarily due to the purchase of marketable securities.

Net cash provided by investing activities of approximately $8.0 million during the three months ended March 31, 2016 was due to the maturity and redemption of marketable securities.

Net Cash Provided by Financing Activities

Net cash provided by financing activities of $8.4 million during the three months ended March 31, 2017 was primarily due to the proceeds from the exercise of common stock warrants of $9.3 million and the proceeds from the exercise of common stock options of $0.3 million, partially offset by the principal repayments under the Term A loans of $1.2 million.

Net cash provided by financing activities of $18.5 million during the three months ended March 31, 2016 was due to proceeds from the exercise of common stock warrants of $17.5 million and proceeds from the sale of common stock in a private placement of $1.0 million.

Contractual Obligations and Commitments

As of March 31, 2017, there were no material changes in our contractual obligations and commitments from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016 as filed with the SEC on March 13, 2017.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements as defined under SEC rules.

Critical Accounting Policies and Estimates

In our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, our most critical accounting policies and estimates upon which our financial status depends were identified as those relating to stock-based compensation; research and development costs; in-process research and development; business combinations; goodwill; JOBS act; net operating losses and tax credit carryforwards; and impairment of long-lived assets. We reviewed our policies and determined that those policies remain our most critical accounting policies for the three months ended March 31, 2017.

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

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

Market risk is the potential loss arising from adverse changes in market rates and market prices such as interest rates, foreign currency exchange rates, and changes in the market value of equity instruments. We do not believe we are currently exposed to any material market risk because the interest rate under our Term A loan is fixed, our exposure for fluctuations in foreign exchange rates is not material and we do not hold equity instruments. As of March 31, 2017, we had $16.5 million of marketable securities, which consisted primarily of corporate bonds, with fixed interest rates. These securities have a weighted-average remaining maturity of 4 months. Due to the overall short-term remaining maturities of our marketable securities, our interest rate exposure is not significant.

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

Our management, with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2017. Based on the evaluation of our disclosure controls and procedures as of March 31, 2017, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

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

Item 1A.   Risk Factors

This Quarterly Report on Form 10-Q contains forward-looking information based on our current expectations. Because our actual results may differ materially from any forward-looking statements that we make or that are made on our behalf, this section includes a discussion of important factors that could affect our actual future results, including, but not limited to, our capital resources, the progress and timing of our clinical programs, the safety and efficacy of our product candidates, risks associated with regulatory filings, risks associated with determinations made by regulatory agencies, the potential clinical benefits and market potential of our product candidates, commercial market estimates, future development efforts, patent protection, effects of healthcare reform, reliance on third parties, and other risks set forth below. The risk factors set forth below with an asterisk (*) next to the title are new risk factors or risk factors containing changes, which may be material, from the risk factors previously disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, as filed with the SEC.

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

We are not profitable and have incurred losses in each period since our inception in 2007. For the three months ended March 31, 2017, and 2016, we reported net losses of $10.6 million and $8.0 million, respectively. As of March 31, 2017, we had an accumulated deficit of $143.5 million.

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

As of March 31, 2017, we had cash, cash equivalents and marketable securities of $85.4 million. We believe that our existing cash, cash equivalents and marketable securities will be sufficient to meet our cash commitments for at least the next 12 months after the date that our interim condensed financial statements are issued. The process of drug development can be costly and the timing and outcomes of clinical trials is uncertain. The assumptions upon which we have based our estimates are routinely evaluated and may be subject to change. The actual amount of our expenditures will vary depending upon a number of factors including but not limited to the design, timing and duration of future clinical trials, the progress of our research and development programs and the level of financial resources available.

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

*We plan to use potential future operating losses and our federal and state net operating loss, or NOL, carryforwards to offset taxable income from revenue generated from operations or corporate collaborations. However, our ability to use existing NOL carryforwards may be limited as a result of issuance of equity securities.

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

*Recently enacted and future legislation may increase the difficulty and cost for us to commercialize our product candidates and affect the prices we may obtain.

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

For example, in March 2010, President Obama signed into law the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or, collectively, the ACA, a law intended to, among other things, broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against healthcare fraud and abuse, add new transparency requirements for healthcare and health insurance industries, impose new taxes and fees on pharmaceutical and medical device manufacturers and impose additional health policy reforms. Some of the provisions of the ACA have yet to be implemented, and there have been judicial and Congressional challenges to certain aspects of the ACA. In addition, the current administration and Congress will likely continue to seek legislative and regulatory changes, including repeal and replacement of certain provisions of the ACA. In January 2017, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceutical or medical devices. We continue to evaluate the effect that the ACA and its possible repeal and replacement has on our business.

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

*Our international operations are subject to foreign currency and exchange rate risks.

Because we plan to continue to conduct our clinical trials in Europe, we are exposed to currency fluctuations and exchange rate risks. The costs of our CROs may be incurred in Euros and we may pay them in Euros, however, we expect to keep the substantial portion of our cash, cash equivalents and marketable securities and private placement transactions, in United States Dollars. Therefore, fluctuations in foreign currencies, especially the Euro, could significantly impact our costs of conducting clinical trials. In addition, we may have to seek additional funding earlier than expected, which may not be available on acceptable terms or at all. Changes in the applicable currency exchange rates might negatively affect the profitability and business prospects of the third parties conducting our future clinical trials. This might cause such third parties to demand higher fees or discontinue their operations. These situations could in turn increase our costs or delays our clinical development, which could have a material adverse effect on our business, financial condition and results of operations.

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

As of March 31, 2017, we had ten full-time employees. As our development and commercialization plans and strategies develop, we expect to need additional managerial, operational, sales, marketing, financial and other resources. Future growth would impose significant added responsibilities on members of management, including:

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

Pursuant to our Amended and Restated 2013 Equity Incentive Plan, our management is authorized to grant up to 5,781,333 stock options or awards to our employees, directors and consultants, and the number of shares of our common stock reserved for future issuance under the plan will be subject to automatic annual increases in accordance with the terms of the plan. To the extent that new options are granted and exercised or we issue additional shares of common stock in the future, our stockholders may experience additional dilution, which could cause our stock price to fall.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

We did not sell any unregistered securities during the three months ended March 31, 2017.

Issuer Purchases of Equity Securities

We did not repurchase any securities during the three months ended March 31, 2017.

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

Date: May 4, 2017