Form 10-Q
period 2017-06-30
Minerva Neurosciences, Inc.
filed 2017-08-03
CIK 1598646

f

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

The number of shares of Registrant’s Common Stock, $0.0001 par value per share, outstanding as of July 31, 2017 was 42,509,003.

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

PART I – Financial Information

Item 1 – Financial Statements

MINERVA NEUROSCIENCES, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
	2017	2016
Assets
Current assets
Cash and cash equivalents	$50,191,362	$82,980,609
Marketable securities	27,381,492	-
Restricted cash	80,000	80,000
Prepaid expenses and other current assets	421,693	803,241
Total current assets	78,074,547	83,863,850

Equipment, net	3,036	9,640
In-process research and development	34,200,000	34,200,000
Goodwill	14,869,399	14,869,399
Deferred public offering costs	232,980	-
Total assets	$127,379,962	$132,942,889

Liabilities and Stockholders’ Equity
Current liabilities
Notes payable - current portion	$5,066,500	$4,853,753
Accounts payable	1,431,466	1,468,341
Accrued expenses and other current liabilities	1,443,439	815,813
Accrued collaborative expenses - related party	6,646,239	2,547,952
Total current liabilities	14,587,644	9,685,859
Notes payable - noncurrent	1,326,479	3,841,062
Deferred taxes	13,433,760	13,433,760
Total liabilities	29,347,883	26,960,681
Commitments and contingencies

Stockholders’ equity
Preferred stock; $0.0001 par value; 100,000,000 shares authorized; none issued or outstanding as of June 30, 2017 and December 31, 2016, respectively	-	-
Common stock; $0.0001 par value; 125,000,000 shares authorized; 36,759,003 and 35,024,002 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	3,676	3,502
Additional paid-in capital	251,311,357	238,836,940
Accumulated deficit	(153,282,954)	(132,858,234)
Total stockholders’ equity	98,032,079	105,982,208
Total liabilities and stockholders’ equity	$127,379,962	$132,942,889

See accompanying notes to condensed consolidated financial statements

MINERVA NEUROSCIENCES, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Expenses
Research and development	$7,144,133	$2,714,298	$14,758,464	$8,089,162
General and administrative	2,601,408	2,250,206	5,472,150	4,632,248
Total expenses	9,745,541	4,964,504	20,230,614	12,721,410
Loss from operations	(9,745,541)	(4,964,504)	(20,230,614)	(12,721,410)

Foreign exchange losses	(20,115)	(15,462)	(36,798)	(24,974)
Investment income	155,657	34,613	214,319	66,977
Interest expense	(170,125)	(268,256)	(371,627)	(538,612)
Net loss	$(9,780,124)	$(5,213,609)	$(20,424,720)	$(13,218,019)

Net loss per share, basic and diluted	$(0.27)	$(0.18)	$(0.57)	$(0.47)
Weighted average shares outstanding, basic and diluted	36,719,541	29,122,411	36,048,300	28,162,561

See accompanying notes to condensed consolidated financial statements

MINERVA NEUROSCIENCES, INC.

Condensed Consolidated Statement of Changes in Stockholders’ Equity

(Unaudited)

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-In Capital	Deficit	Total
Balances at January 1, 2016	24,721,143	$2,472	$157,129,947	$(101,812,862)	$55,319,557
Exercise of common stock warrants	3,850,051	385	22,222,109	-	22,222,494
Issuance of common stock in a public offering, net of issuance costs of $3,842,004	6,052,631	606	53,657,385		53,657,991
Issuance of common stock pursuant to a private placement	181,488	18	999,981		999,999
Stock-based compensation	-	-	1,623,003	-	1,623,003
Net loss	-	-	-	(13,218,019)	(13,218,019)
Balances at June 30, 2016	34,805,313	$3,481	$235,632,425	$(115,030,881)	$120,605,025

Balances at January 1, 2017	35,024,002	$3,502	$238,836,940	$(132,858,234)	$105,982,208
Exercise of common stock warrants	1,621,073	162	9,356,671		9,356,833
Exercise of stock options	113,928	12	576,162		576,174
Stock-based compensation	-	-	2,541,584		2,541,584
Net loss	-	-	-	(20,424,720)	(20,424,720)
Balances at June 30, 2017	36,759,003	$3,676	$251,311,357	$(153,282,954)	$98,032,079

See accompanying notes to condensed consolidated financial statements

MINERVA NEUROSCIENCES, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(20,424,720)	$(13,218,019)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,604	8,639
Amortization of debt discount recorded as interest expense	124,130	186,133
(Accretion) amortization of marketable securities	(40,185)	90,734
Stock-based compensation expense	2,541,584	1,623,003
Changes in operating assets and liabilities
Prepaid expenses and other current assets	406,656	897,739
Accounts payable	(60,672)	(620,607)
Accrued expenses and other current liabilities	459,626	(1,071,437)
Accrued collaborative expenses	4,098,287	-
Net cash used in operating activities	(12,888,690)	(12,103,815)

Cash flows from investing activities:
Proceeds from the maturity and redemption of marketable securities	-	9,443,000
Purchase of marketable securities	(27,366,415)	-
Net cash (used in) provided by investing activities	(27,366,415)	9,443,000

Cash flows from financing activities:
Proceeds from sale of common stock in public offering	-	57,499,995
Costs paid in connection with public offering	(41,183)	(3,675,306)
Proceeds from exercise of common stock warrants	9,356,833	22,222,494
Proceeds from exercise of stock options	576,174	-
Repayments of notes payable	(2,425,966)	-
Proceeds from sale of common stock in private placement	-	999,999
Net cash provided by financing activities	7,465,858	77,047,182
Net (decrease) increase in cash and cash equivalents	(32,789,247)	74,386,367

Cash and cash equivalents
Beginning of period	82,980,609	14,284,054
End of period	$50,191,362	$88,670,421

Supplemental disclosure of non-cash financing activities
Deferred public offering costs included in accounts payable or in accrued expenses and other current liabilities	$191,797	$166,698
Supplemental disclosure of cash flow information
Cash paid for interest	$261,749	$352,500

See accompanying notes to condensed consolidated financial statements

MINERVA NEUROSCIENCES, INC.

Notes to Condensed Consolidated Financial Statements

As of June 30, 2017 and for the Six Months Ended June 30, 2017 and 2016

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

Liquidity

The accompanying financial statements have been prepared as though the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has limited capital resources and has incurred recurring operating losses and negative cash flows from operations since inception. As of June 30, 2017, the Company has an accumulated deficit of approximately $153.3 million and net cash used in operating activities was approximately $12.9 million during the six months ended June 30, 2017. Management expects to continue to incur operating losses and negative cash flows from operations. The Company has financed its operations to date from proceeds from the sale of common stock, warrants, loans and convertible promissory notes.

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

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim reporting and the requirements of the Securities and Exchange Commission (“SEC”) in accordance with Regulation S-X, Rule 10-01. Under those rules, certain notes and financial information that are normally required for annual financial statements can be condensed or omitted. In the opinion of the Company’s management, the accompanying financial statements contain all adjustments (consisting of items of a normal and recurring nature) necessary to present fairly the financial position as of June 30, 2017, the results of operations for the three and six months ended June 30, 2017 and 2016 and cash flows for the six months ended June 30, 2017 and 2016. The results of operations for the three and six months ended June 30, 2017, are not necessarily indicative of the results to be expected for the full year. When preparing financial statements in conformity with GAAP, management must make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates. The consolidated balance sheet as of December 31, 2016 was derived from the audited annual financial statements. The accompanying unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2016 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 13, 2017.

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

Restricted cash

Cash accounts with any type of restriction are classified as restricted. The Company maintained restricted cash balances as collateral for corporate credit cards in the amount of $80,000 at June 30, 2017 and December 31, 2016.

Marketable securities

Marketable securities consist of corporate debt securities maturing in twelve months or less. Based on the Company’s intentions regarding its marketable securities, all marketable securities are classified as held-to-maturity and are carried at amortized cost. The Company’s investments in marketable securities are classified as Level 2 within the fair value hierarchy. As of June 30, 2017, remaining final maturities of marketable securities ranged from July 2017 to August 2017, with a weighted average remaining maturity of approximately 1 months. The following table provides the amortized cost basis, aggregate fair value, net unrealized (gains)/losses and the net carrying value of investments in held-to-maturity securities as of June 30, 2017:

	June 30, 2017
	Amortized	Aggregate	Net Unrealized	Net Carrying
	Cost	Fair Value	(Gains)/Losses	Value
Marketable securities:
Corporate bonds - current	$27,381,492	$27,380,584	$908	$27,381,492

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

In July 2014, the Company entered into a co-development and license agreement. The Company accounts for the co-development and license agreement as a joint risk-sharing collaboration in accordance with ASC 808, Collaboration Arrangements. Costs between the Company and the licensor with respect to each party’s share of development costs that have been incurred pursuant to the joint development plan are recorded within research and development expenses or general and administrative expenses, as applicable, in the accompanying consolidated financial statements due to the joint risk-sharing nature of the activities. During the three months ended June 30, 2017 and 2016, the Company recorded an expense of $3.6 million and a cost offset of $0.1 million, respectively, for certain development activities in accordance with the terms of the co-development agreement. During the six months ended June 30, 2017 and 2016, the Company recorded an expense of $6.6 million and a cost offset of $0.2 million, respectively, for certain development activities in accordance with the terms of the co-development agreement. The Company has included $6.6 million and $2.5 million in accrued collaborative expenses as of June 30, 2017 and December 31, 2016, respectively, related to this agreement. In June 2017, we entered into an Amendment to our Co-Development and License Agreement with Janssen, pursuant to which Janssen agreed to waive the remaining payments, including accrued and unpaid balances as of June 30, 2017, due from Minerva for Phase II development of MIN-202 as well as provide certain payments to the Company. The amendment was not effective as of June 30, 2017 as its effectiveness is contingent upon approval by the European Commission amongst other normal and customary closing conditions Refer to Note 11 – Subsequent Events for additional information.

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

The amounts capitalized are being accounted for as indefinite-lived intangible assets, subject to impairment testing, until completion or abandonment of research and development efforts associated with the project. An IPR&D asset is considered abandoned when it ceases to be used (that is, research and development efforts associated with the asset have ceased, and there are no plans to sell or license the asset or derive defensive value from the asset). At that point, the asset is considered to be disposed of and is written off. Upon successful completion of each project, the Company will make a determination about the then remaining useful life of the intangible asset and begin amortization. The Company tests its indefinite-lived intangibles, IPR&D assets, for impairment annually on November 30 and more frequently if events or changes in circumstances indicate that it is more likely than not that the asset is impaired. When testing indefinite-lived intangibles for impairment, the Company may assess qualitative factors for its indefinite-lived intangibles to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the asset is impaired. Alternatively, the Company may bypass this qualitative assessment for some or all of its indefinite-lived intangibles and perform the quantitative impairment test that compares the fair value of the indefinite- lived intangible asset with the asset’s carrying amount. There was no impairment of IPR&D for the three and six months ended June 30, 2017 or 2016.

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

Long-lived assets

The Company reviews the recoverability of all long-lived assets, including the related useful lives, whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset might not be recoverable. If required, the Company compares the estimated undiscounted future net cash flows to the related asset’s carrying value to determine whether there has been an impairment. If an asset is considered impaired, the asset is written down to fair value, which is based either on discounted cash flows or appraised values in the period the impairment becomes known. The Company believes that all long-lived assets are recoverable, and no impairment was deemed necessary at June 30, 2017 and 2016.

Goodwill

The Company tests its goodwill for impairment annually, or whenever events or changes in circumstances indicate an impairment may have occurred, by comparing its reporting unit’s carrying value to its fair value. Impairment may result from, among other things, deterioration in the performance of the acquired business, adverse market conditions, adverse changes in applicable laws or regulations and a variety of other circumstances. If the Company determines that an impairment has occurred, it is required to record a write-down of the carrying value and charge the impairment as an operating expense in the period the determination is made. In evaluating the recoverability of the carrying value of goodwill, the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the acquired assets. Changes in strategy or market conditions could significantly impact those judgments in the future and require an adjustment to the recorded balances. The Company tests its goodwill for impairment as of November 30. There was no impairment of goodwill for the six months ended June 30, 2017 and 2016.

Deferred public offering costs

Deferred public offering costs include certain legal, accounting and other costs directly attributable to the Company’s public offering of common stock. Upon completion of the public offering on July 5, 2017, these amounts will be offset against the proceeds of the offering.

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

Accounting Pronouncements Not Yet Adopted

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). Subsequently, the FASB also issued ASU 2015-14,  Revenue from Contracts with Customers (Topic 606) , which adjusted the effective date of ASU 2014-09; ASU No. 2016-08,  Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) , which amends the principal-versus-agent implementation guidance and illustrations in ASU 2014-09; ASU No. 2016-10,  Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing , which clarifies identifying performance obligation and licensing implementation guidance and illustrations in ASU 2014-09; and ASU No. 2016-12,  Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients , which addresses implementation issues and is intended to reduce the cost and complexity of applying the new revenue standard in ASU 2014-09 (collectively, the “Revenue ASUs”).

The Revenue ASUs provide an accounting standard for a single comprehensive model for use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. The accounting standard is effective for interim and annual periods beginning after December 15, 2017, with an option to early adopt for interim and annual periods beginning after December 15, 2016. The guidance permits two methods of adoption: retrospectively to each prior reporting period presented (the full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the modified retrospective method). The Company is currently evaluating the impact of the pending adoption of the new standard on the Company’s consolidated financial statements.

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

NOTE 3 — ACCRUED EXPENSES

Accrued expenses and other liabilities consist of the following:

	June 30, 2017	December 31, 2016
Research and development costs and other accrued expenses	$416,229	$574,290
Professional fees	527,048	192,000
Accrued bonus	398,574	-
Interest payable	35,270	49,523
Vacation payable	66,318	-
	$1,443,439	$815,813

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net loss	$(9,780,124)	$(5,213,609)	$(20,424,720)	$(13,218,019)
Weighted average shares of common stock outstanding	36,719,541	29,122,411	36,048,300	28,162,561
Net loss per share of common stock – basic and diluted	$(0.27)	$(0.18)	$(0.57)	$(0.47)

The following securities outstanding at June 30, 2017 and 2016 have been excluded from the calculation of weighted average shares outstanding as their effect on the calculation of loss per share is antidilutive:

	June 30,
	2017	2016
Common stock options	3,891,596	3,511,198
Restricted stock units	194,600	-
Common stock warrants	40,790	2,472,400

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

The Company paid a facility fee of $75,000 for access to the Term Loans and will be required to pay a final payment of 5.1% of the total amount borrowed, which has been included as a component of the debt discount and is amortized to interest expense over the term of the loans.  The outstanding Term A Loans and debt discount are as follows:

June 30, 2017
Term A Loans	$6,003,451
Less: debt discount and financing costs	(49,454)
Less: current portion	(5,066,500)
Accrued portion of final payment	438,982
Long-term portion	$1,326,479

For the three months ended June 30, 2017 and 2016, the Company recognized interest expense of $0.2 million and $0.3 million respectively, including $0.1 million in both periods, related to the debt discount. For the six months ended June 30, 2017 and 2016, the Company recognized interest expense of $0.4 million and $0.5 million respectively, including $0.1 million and $0.2 million, respectively, related to the debt discount.

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

2017	2,512,747
2018	3,490,704
Total Term A Loans	$6,003,451

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

Upon the occurrence of certain events, including but not limited to the Company’s failure to satisfy its payment obligations under the Loan Agreement, the breach of certain of its other covenants under the Loan Agreement, or the occurrence of a material adverse change, the Lenders will have the right, among other remedies, to declare all principal and interest immediately due and payable, to take control of the Company’s cash in its SVB deposit account, and will have the right to receive the final payment fee and, if the payment of principal and interest is due prior to maturity, the applicable Prepayment Fee. As of June 30, 2017, the Company was in compliance with all covenants set forth in the Loan Agreement.

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

The Company accounts for the co-development and license agreement as a joint risk-sharing collaboration in accordance with ASC 808, Collaboration Arrangements. Payments between the Company and the licensor with respect to each party’s share of MIN-202 development costs that have been incurred pursuant to the joint development plan are recorded within research and development expenses or general and administrative expenses, as applicable, in the accompanying consolidated statements of operations due to the joint risk-sharing nature of the activities. The Company has included $6.6 million and $2.5 million in accrued collaborative expenses, as of June 30, 2017 and December 31, 2016, respectively, related to this agreement. In the six months ended June 30, 2017 and 2016, the Company paid $2.5 million and zero, respectively, related to development activities under this agreement.

On July 6, 2016, the Company and Janssen agreed that “Decision Point 2” had been reached as defined under the co-development agreement. As neither party has exercised their right to withdraw from the agreement, the Company has paid Janssen $3.5 million and have incurred direct expenses of $0.3 million related to development activities under the current phase of development. During the three months ended June 30, 2017 and 2016, the Company recorded an expense of $3.6 million and a cost offset of $0.1 million, respectively, for certain development activities in accordance with the terms of the co-development agreement. During the six months ended June 30, 2017 and 2016, the Company recorded an expense of $6.6 million and a cost offset of $0.2 million, respectively, for certain development activities in accordance with the terms of the co-development agreement.

A number of supportive activities and studies are underway in anticipation of the next phase of clinical trials with MIN-202 in both insomnia disorder and MDD.  Refer to Note 11 – Subsequent Events for additional information regarding a pending amendment to the co-development and license agreement with Janssen.

NOTE 7 — STOCKHOLDERS’ EQUITY

Warrant Exercises

In January, February, June and December 2016 and in March 2017, certain investors in the Company’s March 2015 private placement exercised their warrants at an exercise price of $5.772 per share and received an aggregate of 5,673,758 shares of the Company’s common stock. The Company received gross proceeds of approximately $32.7 million from the exercise of these warrants. As of June 30, 2017, there are no remaining warrants outstanding under the Company’s March 2015 private placement.

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

Refer to Note 11 – Subsequent Events for additional information regarding the public offering of common stock by the Company that closed on July 5, 2017.

Private Placement of Common Stock

On March 17, 2016, the Company entered into a common stock purchase agreement with a member of the Board of Directors, pursuant to which the Company, in a private placement, sold to the director an aggregate of 181,488 shares of the Company’s common stock, at a price per share of $5.51, for gross proceeds of approximately $1.0 million.

Term Loan Warrants

In connection with the Loan Agreement, the Company issued the Lenders warrants to purchase shares of its common stock upon its draw of each tranche of the Term Loans. The aggregate number of shares of common stock issuable upon exercise of the warrants is equal to 2.25% of the amount drawn of such tranche, divided by the average closing price per share of the Company’s common stock reported on the NASDAQ Global Market for the 10 consecutive trading days prior to the applicable draw.  Upon the draw of the Term A Loans, the Company issued the Lenders warrants to purchase 40,790 shares of common stock at a per share exercise price of $5.516. The warrants are immediately exercisable upon issuance, and other than in connection with certain mergers or acquisitions, will expire on the ten-year anniversary of the date of issuance.  The fair value of the warrants was estimated at $0.2 million using a Black-Scholes model and assuming: (i) expected volatility of 100.8%, (ii) risk free interest rate of 1.83%, (iii) an expected life of 10 years and (iv) no dividend payments.  The fair value of the warrants was included as a discount to the Term A Loans and also as a component of additional paid-in capital and will be amortized to interest expense over the term of the loan. All such warrants were outstanding as of June 30, 2017.

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

	Shares Issuable Pursuant to Stock Options	Weighted- Average Exercise Price
Outstanding January 1, 2017	3,974,143	$6.61

Granted	222,500	$10.97
Exercised	(113,928)	$5.06
Forfeited	(191,119)	$7.58
Outstanding June 30, 2017	3,891,596	$6.85
Exercisable June 30, 2017	2,186,774	$5.98
Available for future grant	1,565,154

The weighted average grant-date fair value of stock options outstanding on June 30, 2017 was $5.26 per share. Total unrecognized compensation costs related to non-vested stock options at June 30, 2017 was approximately $8.7 million and is expected to be recognized within future operating results over a weighted-average period of 2.7 years. At June 30, 2017, the weighted average contractual term of the options outstanding is approximately 7.9 years. The intrinsic value of outstanding stock options at June 30, 2017 was $10.3 million.

The Company uses the Black Scholes model to estimate the fair value of stock options granted.  For stock options granted during the six months ended June 30, 2017 and 2016, the Company utilized the following assumptions:

	2017	2016
Expected term (years)	5.5-6.25	5.5-6.25
Risk free interest rate	1.83-2.02%	1.17-1.52%
Volatility	79-84%	78-79%
Dividend yield	0%	0%
Weighted average grant date fair value per share of common stock	$6.53	$5.53

Stock-Based Awards Granted to Non-employees-The Company from time to time grants options to purchase common stock to non-employees for services rendered and records expense ratably over the vesting period of each award. The Company estimates the fair value of the stock options using the Black-Scholes valuation model at each reporting date. The Company granted 155,000 stock options to non-employees during the six months ended June 30, 2017. The Company recorded stock-based compensation expense for stock options granted to non-employees of $0.2 million during the six months ended June 30, 2017. There were no stock option grants made to non-employees made during the six months ended June 30, 2016.

For stock options granted to non-employees, the Company utilized the following assumptions:

June 30, 2017
Expected term (years)	9.2-9.8
Risk free interest rate	2.26-2.30%
Volatility	111-113%
Dividend yield	0%
Weighted average reporting date fair value per share of common stock	$8.05

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

RSU activity under the Plan for the six months ended June 30, 2017 is as follows:

		Weighted-Average
		Grant Date
	RSUs	Fair Value
Unvested January 1, 2017	219,600	$13.45
Granted	-	$-
Vested	-	$-
Forfeited	(25,000)	$13.45
Unvested June 30, 2017	194,600	$13.45

RSUs awarded to employees generally vest one-fourth per year over four years from the anniversary of the date of grant, provided the employee remains continuously employed with the Company. Shares of the Company’s stock are delivered to the employee upon vesting, subject to payment of applicable withholding taxes. The fair value of RSUs is equal to the closing price of the Company’s common stock on the date of grant. Total unrecognized compensation costs related to non-vested RSUs at June 30, 2017 was approximately $2.2 million and is expected to be recognized within future operating results over a period of 3.5 years.

The Company recognized stock-based compensation expense for the six months ended June 30, 2017 and 2016 of $2.5 million and $1.6 million, respectively.

NOTE 9 — COMMITMENTS AND CONTINGENCIES

In September 2014, the Company entered into a lease agreement for 4,043 square feet of office space in Waltham, MA. The term of the lease was approximately two years, and the Company was required to make monthly rental payments commencing December 2014. Estimated annual rent payable under this operating lease was approximately $0.1 million per year in each of the two years.

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

NOTE 10 — RELATED PARTY TRANSACTIONS

In January 2016, the Company entered into a services agreement with V-Watch SA (“V-Watch”), for approximately $105,000 for the use of V-Watch’s SomnoArt device for monitoring sleep in the MIN-101 Phase IIb and MIN-117 Phase IIa trials. The Company’s Chief Executive Officer is the chairman of the board of directors of V-Watch. Funds affiliated with Index Ventures, a stockholder of the Company, hold greater than 10% of the outstanding capital stock of V-Watch. During the six months ended June 30, 2017 and 2016, the Company recorded an expense of zero and $0.1 million, respectively, related to this agreement.

Also refer to Note 6 – Co-Development and License agreement, Note 7 – Stockholder’s Equity and Note 11 – Subsequent Events for additional related party transactions.

NOTE 11 — SUBSEQUENT EVENTS

Amendment to Co-Development and License Agreement with Janssen

In June 2017, the Company entered into an Amendment to its Co-Development and License Agreement with Janssen (the “Amendment”), pursuant to which Janssen agreed to forgo its right to royalties on MIN-202 insomnia sales in the Minerva Territory. The Company retained all of its rights to MIN-202 including commercialization of the molecule for the treatment of insomnia and as an as adjunctive therapy for MDD, which include an exclusive license in the European Union, Switzerland, Liechtenstein, Iceland and Norway, with royalties payable by the Company to Janssen. Royalties on sales outside of the Minerva Territory are payable by Janssen to the Company. Janssen also agreed to make an upfront payment to the Company of $30 million upon the effectiveness of the Amendment; a $20 million payment at the start of a Phase III insomnia trial for MIN-202; a $20 million payment when 50% of the patients are enrolled in this trial; and further agreed to waive the remaining payments, including accrued and unpaid balances as of June 30, 2017, due from the Company until completion of the Phase II development of MIN-202, which are estimated to total approximately $13 million inclusive of the $6.6 million in accrued collaborative expenses as of June 30, 2017. Upon the effectiveness of the Amendment, the Company will assume strategic control for clinical development of MIN-202 in insomnia and all financial responsibility for Phase III development costs for MIN-202 in insomnia. In connection with the Amendment, the Company also entered into a stock repurchase agreement with Johnson & Johnson Innovation-JJDC Inc. to repurchase all of the approximately 3.9 million shares of the Company’s  stock held by Johnson & Johnson Innovation-JJDC Inc. at a per share price of $0.0001, for an aggregate purchase price of approximately $389. The effectiveness of the Amendment is contingent upon the closing of the stock repurchase agreement, and the closing of the stock repurchase agreement is contingent upon certain normal and customary closing conditions which include receiving either approval from the European Commission of the Amendment and the stock repurchase agreement or notification that the European Commission does not object to the Amendment and the stock repurchase agreement.  The Company is currently evaluating the accounting treatment for the Amendment including aspects of revenue recognition treatment associated with the future payments that the Company expects to receive pursuant to the terms of the Agreement as well as for the waiver of remaining Phase II development costs pursuant to the Amendment. The Amendment automatically terminates if it is not effectuated prior to August 31, 2017 or if the stock repurchase agreement is terminated prior to the effectiveness of the Amendment.  The stock repurchase agreement also automatically terminates if it is not effectuated prior to August 31, 2017. In the event that the Amendment is terminated, the Co-Development and License Agreement with Janssen will remain in full force and effect.

Public Offering of Common Stock

On July 5, 2017, the Company closed a public offering of its common stock, in which the Company issued and sold 5,750,000 shares of its common stock, including 750,000 shares sold pursuant to the underwriters’ full exercise of their option to purchase additional shares, at a public offering price of $7.75, for aggregate gross proceeds to the Company of $44.6 million. All of the shares issued and sold in this public offering were registered under the Securities Act pursuant to a registration statement on Form S-3 (File No. 333-205764) and a related prospectus and prospectus supplement, in each case filed with the Securities and Exchange Commission. The Company incurred $3.1 million in underwriting discounts and commissions and transaction costs, which will be included as a component of additional paid-in capital, resulting in net proceeds of approximately $41.5 million.

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

We further expanded our product candidate portfolio in February 2014 by acquiring the shares of Mind-NRG SA, or Mind-NRG, which had exclusive rights to develop and commercialize MIN-301. In addition, in February 2014 we entered into a co-development and license agreement with Janssen, one of the Janssen Pharmaceutical Companies of Johnson & Johnson, for the co-development of MIN-202. We entered into an amendment to this agreement in June 2017, and its effectiveness is contingent upon approval by the European Commission amongst other normal and customary closing conditions. Under the amended agreement, we will gain global strategic control of the development of MIN-202 to treat insomnia, and Janssen will forego its right to royalties on MIN-202 insomnia sales in the Minerva territory, which includes the European Union, Switzerland, Liechtenstein, Iceland and Norway (the “Minerva Territory”). We will retain our rights to MIN-202 as adjunctive therapy for MDD, which include an exclusive license in the Minerva Territory with royalties payable by us to Janssen, and royalties on sales payable by Janssen to Minerva elsewhere worldwide. Our relationships with Janssen and MTPC help inform our clinical development and regulatory strategies.

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

Clinical Update

MIN-101

Improved Formulation

On June 22, 2017, we announced the completion of a bridging trial to select an improved, gastric-resistant, or GR formulation of MIN-101 that we plan to use in the Phase III clinical trial with MIN-101 and to include in the potential future submission of a New Drug Application or NDA.

Data from the bridging trial of the selected new formulation demonstrated: bioequivalent exposure of MIN-101 based on area under the curve shown in the Phase IIb study; reduction of an inactive metabolite of MIN-101 known as BFB-520 by approximately 30% in the improved formulation, thereby reducing the potential for transient QTc increases observed in the Phase IIb study at the higher dose, 64 mg, but not the lower dose, 32 mg; no observations of QTc prolongations throughout the bridging trial; no observable food effect, thus allowing administration of the drug with or without food without changing its pharmacokinetic properties; and confirmation of the overall safety and tolerability profile of MIN-101.

We plan to immediately initiate Chemistry, Manufacturing and Controls, or CMC, scale-up processes. As exposures of MIN-101 in the Phase IIb study and the GR formulation to be used in the Phase III trial are comparable, we believe data from both studies can be aggregated for the purposes of evaluating efficacy. We have also filed a patent application for the GR formulation, which is in addition to an already granted patent in the U.S. that provides protection until 2035. If granted, the additional patent could potentially extend exclusivity beyond 2035.

End-of-Phase 2 Meeting

In May 2017, we announced the outcome of an “end-of-Phase 2” meeting with the FDA and announced our plans to initiate Phase III development of MIN-101. We expect that a pivotal Phase III trial with MIN-101 will be initiated in the second half of 2017.

The Phase III trial design will be a 12-week, double-blind, randomized, placebo-controlled, monotherapy study testing two doses of MIN-101 in patients with negative symptoms and a diagnosis of schizophrenia. To be eligible for the study, patients will be required to have stable negative and positive symptoms over several months prior to enrollment, with a specified minimum threshold baseline score on the Positive and Negative Syndrome Scale, or PANSS, negative sub-scale. After the double-blind phase, patients may enter a 36-week open label extension phase in which all patients will receive active treatment. This multi-center, international trial is expected to enroll approximately 500 patients at approximately 60 clinical sites across the U.S. and Europe.

Breakthrough Therapy Designation

In April 2017, we applied for Breakthrough Therapy designation for MIN-101 for the treatment of negative symptoms of schizophrenia. In recent correspondence, although denying our request, the FDA confirmed that treatment of negative symptoms of schizophrenia meets the criteria for a serious or life threatening disease and consequently for Breakthrough Therapy designation. The FDA also advised that they were not able to grant designation as a Breakthrough Therapy at this time pending receipt of additional analyses of certain data from the Phase IIb study. We are currently in dialogue with the FDA to clarify why it believes the Phase IIb data provides the analyses the FDA is seeking and expect a further review of our request in the near future.

Phase IIb Trial

In May 2016, we announced top line results from a prospective Phase IIb, 12-week, randomized, double-blind, placebo-controlled parallel clinical trial evaluating the efficacy, safety and tolerability of MIN-101 as monotherapy in patients with negative symptoms of schizophrenia using the pentagonal structure model, or PSM, of PANSS.  These negative symptoms, for which no approved treatment is currently available, affect the majority of schizophrenic patients and can persist over their lifetimes. A total of 244 patients were randomized in equal groups to receive daily doses of MIN-101 32 mg, MIN-101 64 mg or placebo at 32 clinical sites in Russia and five European countries. To participate in the trial, patients were required to have stable positive and negative symptoms for three months prior to entry, a PANSS negative sub-score greater than or equal to 20, and scores < 4 on the following PANSS items: excitement, hyperactivity, hostility, suspiciousness, uncooperativeness and poor impulse control.  All three cohorts were balanced with respect to demographic and baseline disease characteristics.

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

MIN-202

Amendment to Co-Development and License Agreement with Janssen

In June 2017, we entered into an Amendment to our Co-Development and License Agreement with Janssen (the “Amendment”), pursuant to which Janssen agreed to forgo its right to royalties on MIN-202 insomnia sales in the Minerva Territory. We retained all of our rights to MIN-202 including commercialization of the molecule for the treatment of insomnia and as an as adjunctive therapy for MDD, which include an exclusive license in the European Union, Switzerland, Liechtenstein, Iceland and Norway, with royalties payable by us to Janssen. Royalties on sales outside of the Minerva Territory are payable by Janssen us. Janssen also agreed to make an upfront payment to us of $30 million upon the effectiveness of the Amendment; a $20 million payment at the start of a Phase III insomnia trial for MIN-202; a $20 million payment when 50% of the patients are enrolled in this trial; and further agreed to waive the remaining payments, including accrued and unpaid balances as of June 30, 2017, due from us until completion of the Phase II development of MIN-202, which are estimated to total approximately $13 million inclusive of the $6.6 million in accrued collaborative expenses as of June 30, 2017. Upon the effectiveness of the Amendment, we will assume strategic control for clinical development of MIN-202 in insomnia and all financial responsibility for Phase III development costs for MIN-202 in insomnia. In connection with the Amendment, we also entered into a stock repurchase agreement with Johnson & Johnson Innovation-JJDC Inc. to repurchase all of the approximately 3.9 million shares of our  stock held by Johnson & Johnson Innovation-JJDC Inc. at a per share price of $0.0001, for an aggregate purchase price of approximately $389. The effectiveness of the Amendment is contingent upon the closing of the stock repurchase agreement, and the closing of the stock repurchase agreement is contingent upon certain normal and customary closing conditions which include receiving either approval from the European Commission of the Amendment and the stock repurchase agreement or notification that the European Commission does not object to the Amendment and the stock repurchase agreement.  We are currently evaluating the accounting treatment for the Amendment including aspects of revenue recognition treatment associated with the future payments that we expect to receive pursuant to the terms of the Agreement as well as for the waiver of remaining Phase II development costs pursuant to the Amendment. The Amendment automatically terminates if it is not effectuated prior to August 31, 2017 or if the stock repurchase agreement is terminated prior to the effectiveness of the Amendment.  The stock repurchase agreement also automatically terminates if it is not effectuated prior to August 31, 2017. In the event that the Amendment is terminated, the Co-Development and License Agreement with Janssen will remain in full force and effect.

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

In September 2016, we announced that the FDA accepted our IND for MIN-117, allowing us to begin clinical trials with this compound in the United States, building upon the results from the Phase IIa trial in Europe.  Planning is underway for these trials, which are expected to begin in late 2017.

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

Financial Overview

Revenue. None of our product candidates have been approved for commercialization and we have not received any revenue in connection with the sale or license of our product candidates. We are evaluating the revenue implications of our Amendment to Co-Development and License Agreement with Janssen.

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

Results of Operations

Comparison of Three Months Ended June 30, 2017 versus June 30, 2016

Research and Development Expenses

Total research and development expenses were $7.1 million for the three months ended June 30, 2017 compared to $2.7 million for the same period in 2016, an increase in total expense of $4.4 million.  Research and development expense in the three months ended June 30, 2017 and 2016 included non-cash stock-based compensation expenses of $0.5 million and $0.2 million, respectively. This increase in research and development expenses primarily reflects higher development expenses under the MIN-202 program for Phase II clinical trial preparation, increased expenses for the MIN-101 program and an increase in non-cash stock-based compensation expenses. These amounts were partially offset by reduced costs related to our Phase IIa clinical trial of MIN-117 due to its completion in May 2016.

General and Administrative Expenses

Total general and administrative expenses were $2.6 million for the three months ended June 30, 2017 compared to $2.3 million for the same period in 2016, an increase of approximately $0.3 million. General and administrative expense in the three months ended June 30, 2017 and 2016 included non-cash stock-based compensation expenses of $0.7 million and $0.6 million, respectively. This increase was primarily due to an increase in professional fees during the three months ended June 30, 2017.

Foreign Exchange (Losses) Gains

Foreign exchange losses were $20 thousand for the three months ended June 30, 2017 compared to $15 thousand for the same period in 2016, an increased loss of $5 thousand. The loss was primarily due to clinical activities denominated in Euros.

Investment Income

Investment income was $156 thousand for the three months ended June 30, 2017 compared to $35 thousand for the same period in 2016, an increase of $121 thousand. This increase was due to an increase in investment income on cash equivalents and marketable securities.

Interest Expense

Interest expense was $0.2 million for the three months ended June 30, 2017 compared to $0.3 million for the same period in 2016, a decrease of $0.1 million. This decrease was due to a lower outstanding principal balance on our Term A loans.

Comparison of Six Months Ended June 30, 2017 versus June 30, 2016

Research and Development Expenses

Total research and development expenses were $14.8 million for the six months ended June 30, 2017 compared to $8.1 million for the same period in 2016, an increase in total expense of $6.7 million. Research and development expense in the six months ended June 30, 2017 and 2016 included non-cash stock-based compensation expenses of $1.0 million and $0.5 million, respectively. This increase in research and development expenses primarily reflects higher development expenses under the MIN-202 program for Phase II clinical trial preparation, increased expenses for the MIN-101 program and an increase in non-cash stock-based compensation expenses. These amounts were partially offset by lower costs due to the completion of our Phase IIa clinical trial of MIN-117.

General and Administrative Expenses

Total general and administrative expenses were $5.5 million for the six months ended June 30, 2017 compared to $4.6 million for the same period in 2016, an increase of approximately $0.9 million. General and administrative expense in the six months ended June 30, 2017 and 2016 included non-cash stock-based compensation expenses of $1.5 million and $1.2 million, respectively. This increase was primarily due to an increase in professional fees during the six months ended June 30, 2017.

Foreign Exchange (Losses) Gains

Foreign exchange losses were $37 thousand for the six months ended June 30, 2017 compared to $25 thousand for the same period in 2016, an increased loss of $12 thousand. The loss was primarily due to certain expenses of Mind-NRG and clinical activities denominated in Euros.

Investment Income

Investment income was $214 thousand for the six months ended June 30, 2017 compared to $67 thousand for the same period in 2016, an increase of $147 thousand. The increase was due to investment income on cash equivalents and marketable securities.

Interest Expense

Interest expense was $0.4 million for the three months ended June 30, 2017 compared to $0.5 million for the same period in 2016, a decrease of $0.1 million. The decrease was due to a lower outstanding principal balance on our Term A loans.

Liquidity and Capital Resources

Sources of Liquidity

We have incurred losses and cumulative negative cash flows from operations since our inception in April 2007 and, as of June 30, 2017, we had an accumulated deficit of approximately $153.3 million. We anticipate that we will continue to incur net losses for the foreseeable future as we continue the development and potential commercialization of our product candidates and to support our operations as a public company. At June 30, 2017, we had approximately $77.6 million in cash, cash equivalents and marketable securities. We believe that our existing cash, cash equivalents and marketable securities will be sufficient to meet our cash commitments for at least the next 12 months after the date that the interim condensed financial statements are issued. The process of drug development can be costly and the timing and outcomes of clinical trials is uncertain. The assumptions upon which we have based our estimates are routinely evaluated and may be subject to change. The actual amount of our expenditures will vary depending upon a number of factors including but not limited to the design, timing and duration of future clinical trials, the progress of our research and development programs and the level of financial resources available. We have the ability to adjust our operating plan spending levels based on the timing of future clinical trials which will be predicated upon adequate funding to complete the trials.

Sources of Funds

Amendment to Co-Development and License Agreement with Janssen

In June 2017, we entered into an Amendment to our Co-Development and License Agreement with Janssen (the “Amendment”), pursuant to which Janssen agreed to forgo its right to royalties on MIN-202 insomnia sales in the Minerva Territory. We retained all of our rights to MIN-202 including commercialization of the molecule for the treatment of insomnia and as an as adjunctive therapy for MDD, which include an exclusive license in the European Union, Switzerland, Liechtenstein, Iceland and Norway, with royalties payable by us to Janssen. Royalties on sales outside of the Minerva Territory are payable by Janssen us. Janssen also agreed to make an upfront payment to us of $30 million upon the effectiveness of the Amendment; a $20 million payment at the start of a Phase III insomnia trial for MIN-202; a $20 million payment when 50% of the patients are enrolled in this trial; and further agreed to waive the remaining payments, including accrued and unpaid balances as of June 30, 2017, due from us until completion of the Phase II development of MIN-202, which are estimated to total approximately $13 million inclusive of the $6.6 million in accrued collaborative expenses as of June 30, 2017. Upon the effectiveness of the Amendment, we will assume strategic control for clinical development of MIN-202 in insomnia and all financial responsibility for Phase III development costs for MIN-202 in insomnia. In connection with the Amendment, we also entered into a stock repurchase agreement with Johnson & Johnson Innovation-JJDC Inc. to repurchase all of the approximately 3.9 million shares of our  stock held by Johnson & Johnson Innovation-JJDC Inc. at a per share price of $0.0001, for an aggregate purchase price of approximately $389. The effectiveness of the Amendment is contingent upon the closing of the stock repurchase agreement, and the closing of the stock repurchase agreement is contingent upon certain normal and customary closing conditions which include receiving either approval from the European Commission of the Amendment and the stock repurchase agreement or notification that the European Commission does not object to the Amendment and the stock repurchase agreement.  We are currently evaluating the accounting treatment for the Amendment including aspects of revenue recognition treatment associated with the future payments that we expect to receive pursuant to the terms of the Agreement as well as for the waiver of remaining Phase II development costs pursuant to the Amendment. The Amendment automatically terminates if it is not effectuated prior to August 31, 2017 or if the stock repurchase agreement is terminated prior to the effectiveness of the Amendment.  The stock repurchase agreement also automatically terminates if it is not effectuated prior to August 31, 2017. In the event that the Amendment is terminated, the Co-Development and License Agreement with Janssen will remain in full force and effect.

Public Offering of Common Stock

On July 5, 2017, we closed a public offering of common stock, in which we issued and sold 5,750,000 shares of our common stock, including 750,000 shares sold pursuant to the underwriters’ full exercise of their option to purchase additional shares, at a public offering price of $7.75, for aggregate gross proceeds to us of $44.6 million. All of the shares issued and sold in this public offering were registered under the Securities Act pursuant to a registration statement on Form S-3 (File No. 333-205764) and a related prospectus and prospectus supplement, in each case filed with the Securities and Exchange Commission. We incurred $3.1 million in underwriting discounts and commissions and transaction costs, which will be included as a component of additional paid-in capital, resulting in net proceeds of approximately $41.5 million.

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

On July 6, 2016, we and Janssen agreed that “Decision Point 2” had been reached as defined under the co-development agreement. As neither party have exercised their right to withdraw from the agreement, we have paid Janssen $3.5 million and have incurred direct expenses of $0.3 million related to development activities under the current phase of development. During the three months ended June 30, 2017 and 2016, we recorded an expense of $3.6 million and a cost offset of $0.1 million, respectively, for certain development activities in accordance with the terms of the co-development agreement. During the six months ended June 30, 2017 and 2016, we recorded an expense of $6.6 million and a cost offset of $0.2 million, respectively, for certain development activities in accordance with the terms of the co-development agreement. We have included $6.6 million in accrued collaborative expenses as of

June 30, 2017. We will not incur any additional Phase II development costs for the program. We will assume all financial responsibility for Phase III development costs for MIN-202 in insomnia.

Under our $10.0 million Term A Loan, we have made principal repayments of approximately $4.0 million. We expect to make additional principal repayments of approximately $2.5 million in 2017 and $3.5 million in 2018, in accordance with the terms of the agreement.

Cash Flows

The table below summarizes our significant sources and uses of cash for the six months ended June 30, 2017 and 2016:

	Six Months Ended
	June 30,
	2017	2016
	(dollars in millions)
Net cash provided by (used in):
Operating activities	$(12.9)	$(12.1)
Investing activities	(27.4)	9.4
Financing activities	7.5	77.1
Net (decrease) increase in cash	$(32.8)	$74.4

Net Cash Used in Operating Activities

Net cash used in operating activities of approximately $12.9 million during the six months ended June 30, 2017 was primarily due to our net loss of $20.4 million and an increase in accounts payable of $0.1 million, partially offset by a $4.0 million increase in accrued collaborative expense, stock-based compensation expense of $2.5 million, a $0.6 million increase in accrued expenses, an decrease in prepaid expenses of $0.4 million and amortization of investments and debt discount of $0.1 million.

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

Net Cash Provided by (Used in) Investing Activities

Net cash used in investing activities of approximately $27.4 million during the six months ended June 30, 2017 was primarily due to the purchase of marketable securities.

Net cash provided by investing activities of approximately $9.4 million during the six months ended June 30, 2016 was due to the maturity and redemption of marketable securities.

Net Cash Provided by Financing Activities

Net cash provided by financing activities of $7.5 million during the six months ended June 30, 2017 was primarily due to the proceeds from the exercise of common stock warrants of $9.4 million and the proceeds from the exercise of common stock options of $0.6 million, partially offset by the principal repayments under the Term A loans of $2.4 million and $0.1 million for fees paid in connection with the public offering of common stock.

Net cash provided by financing activities of $77.1 million during the six months ended June 30, 2016 was primarily due to gross proceeds from the June 2016 public stock offering of $57.5 million less costs of $3.6 million, proceeds from the exercise of common stock warrants of $22.2 million and proceeds from the sale of common stock in a private placement of $1.0 million.

Contractual Obligations and Commitments

As of June 30, 2017, there were no material changes in our contractual obligations and commitments from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016 as filed with the SEC on March 13, 2017.  In June 2017, the Company entered into an Amendment to its Co-Development and License Agreement with Janssen, pursuant to which Janssen agreed to waive the remaining payments, due from the Company for Phase II development of MIN-202, which total approximately

$13 million, including accrued and unpaid balances as of June 30, 2017. The effectiveness of the amendment, however, is contingent upon approval of the transaction by the European Commission, which has not yet occurred as of the date of this report.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements as defined under SEC rules.

Critical Accounting Policies and Estimates

In our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, our most critical accounting policies and estimates upon which our financial status depends were identified as those relating to stock-based compensation; research and development costs; in-process research and development; business combinations; goodwill; JOBS act; net operating losses and tax credit carryforwards; and impairment of long-lived assets. We reviewed our policies and determined that those policies remain our most critical accounting policies for the six months ended June 30, 2017.

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

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

Market risk is the potential loss arising from adverse changes in market rates and market prices such as interest rates, foreign currency exchange rates, and changes in the market value of equity instruments. We do not believe we are currently exposed to any material market risk because the interest rate under our Term A loan is fixed, our exposure for fluctuations in foreign exchange rates is not material and we do not hold equity instruments. As of June 30, 2017, we had $27.4 million of marketable securities, which consisted primarily of corporate bonds, with fixed interest rates. These securities have a weighted-average remaining maturity of 1 months. Due to the overall short-term remaining maturities of our marketable securities, our interest rate exposure is not significant.

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

Our management, with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2017. Based on the evaluation of our disclosure controls and procedures as of June 30, 2017, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

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

We are not profitable and have incurred losses in each period since our inception in 2007. For the six months ended June 30, 2017, and 2016, we reported net losses of $20.4 million and $13.2 million, respectively. As of June 30, 2017, we had an accumulated deficit of $153.3 million.

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

As of June 30, 2017, we had cash, cash equivalents and marketable securities of $77.6 million. We believe that our existing cash, cash equivalents and marketable securities will be sufficient to meet our cash commitments for at least the next 12 months after the date that the interim condensed financial statements are issued. The process of drug development can be costly and the timing and outcomes of clinical trials is uncertain. The assumptions upon which we have based our estimates are routinely evaluated and may be subject to change. The actual amount of our expenditures will vary depending upon a number of factors including but not limited to the design, timing and duration of future clinical trials, the progress of our research and development programs and the level of financial resources available.

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

As of June 30, 2017, we had eight full-time employees. As our development and commercialization plans and strategies develop, we expect to need additional managerial, operational, sales, marketing, financial and other resources. Future growth would impose significant added responsibilities on members of management, including:

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

In October 2015, the Court of Justice of the European Union, or CJEU, invalidated the EU-U.S. Safe Harbor Framework, which had established a means for legitimating the transfer of personal data, as the term is used in the context of the EU Data Protection Directive, to the U.S. and required U.S.-based companies that have certified with the Department of Commerce as part of the Safe Harbor Framework to provide assurance that they are adhering to relevant European standards for data protection. As Minerva is not Safe Harbor certified, the CJEU’s ruling invalidating the Safe Harbor has no direct effect on Minerva’s own compliance with EU data protection laws; however, in light of the CJEU’s recent decision, we are reviewing the practices of third party service providers with whom we work, which include the transfer of personal data between the European Economic Area, or EEA, and the U.S. to ensure that all data transfers to us comply with EU data protection laws. In February 2016, the EU Commission announced that it had reached agreement with the U.S. replacement regime to the Safe Harbor Framework, which is expected to be ratified in the EU in the next three to four months.  We require our EEA-based services providers, and U.S.-based service providers undertaking clinical trials on our behalf in the EEA, to confirm that all of the personal data which we receive from them is legitimately transferred to us.  In many cases we believe that patients and subjects consent to the transfer of their data in a manner which satisfies the requirements of EU data protection law.  Where appropriate and pending the ratification of the replacement regime, we may require third party service providers to adopt an alternative means of legitimizing data transfers from the EEA, such as the Standard Contractual Clauses which have been approved by the EU Commission as a means of transferring data to the U.S. These confirmations and, if necessary, additional actions may involve substantial time and expense to both Minerva and its third party service providers, and could divert management’s attention and resources from other aspects of our business.   If data transfers to the U.S. are not legitimized, the EU data protection authorities can impose a number of different sanctions, including fines and, ultimately, a prohibition on transfers, any of which could harm our business, financial condition and operating results.

*The effectiveness of the amendment to our Co-Development Agreement with Janssen Pharmaceutica NV and the closing of the related Stock Repurchase Agreement is subject to certain conditions that are outside our control and there can be no assurance that the conditions will be met in a timely fashion, or at all.

In June 2017, we signed an amendment to our Co-Development and License Agreement with Janssen, pursuant to which Janssen agreed to forgo its right to royalties on MIN-202 insomnia sales in Minerva territories and agreed to make an upfront payment to us of $30 million upon effectiveness, in addition to other payments. In connection with this amendment, we also entered into a stock repurchase agreement with Johnson & Johnson Innovation-JJDC Inc. to repurchase all of the approximately 3.9 million shares of our stock held by Johnson & Johnson Innovation-JJDC Inc. at a per share price of $0.0001, for an aggregate purchase price of approximately $389.

The effectiveness of both the amendment and the stock repurchase agreement are contingent upon approval of the transaction by the European Commission amongst other normal and customary closing conditions. While custom dictates an approval within thirty (30) days, as of the date of this prospectus, the European Commission has not yet approved the transaction. If the European Commission does not approve the transaction and our amendment is not effective and the repurchase does not close, it could have a material adverse effect on our business and cause the price of our common stock to decline.

*There can be no assurance we will achieve Breakthrough Therapy designation with the FDA for any of our product candidates. Even if we are able to achieve Breakthrough Therapy designation with the FDA for our product candidates, it may not lead to a faster development or regulatory review or approval process, and it does not increase the likelihood that our product candidates will receive marketing approval.

Our MIN-101 product candidate was initially denied Breakthrough Therapy designation by the FDA in June 2017, but we may in the future re-submit our request or seek Breakthrough Therapy designation for one or more of our other product candidates. A Breakthrough Therapy is defined as a drug that is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints. For drugs that have been designated as Breakthrough Therapies, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens. Drugs designated as breakthrough therapies by the FDA are also eligible for accelerated approval.

Designation as a Breakthrough Therapy is within the discretion of the FDA. Accordingly, even if we believe one of our product candidates meets the criteria for designation as a Breakthrough Therapy, the FDA may disagree and instead determine not to make such designation. The availability of Breakthrough Therapy designation was established recently with the passage of the Food and Drug Administration Safety and Innovation Act of 2012. We cannot be sure that any evaluation we may make of our product candidates as qualifying for Breakthrough Therapy designation will meet the FDA’s expectations. In any event, the receipt of a Breakthrough Therapy designation for a product candidate may not result in a faster development process, review or approval compared to drugs considered for approval under conventional FDA procedures and does not assure ultimate approval by the FDA. In addition, even if one or more of our product candidates qualify as Breakthrough Therapies, the FDA may later decide that such product candidates no longer meet the conditions for qualification or decide that the time period for FDA review or approval will not be shortened.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

We did not sell any unregistered securities during the six months ended June 30, 2017.

Issuer Purchases of Equity Securities

We did not repurchase any securities during the three months ended June 30, 2017.

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

10.1

Amendment No. 1 to Co-Development and License Agreement dated June 13, 2017, by and between Minerva Neurosciences, Inc. and Janssen Pharmaceutica NV (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 14, 2017)

001-36517

10.2

Stock Repurchase Agreement dated June 13, 2017 by and between Minerva Neurosciences, Inc. and Johnson & Johnson Innovation-JJDC Inc. incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 14, 2017)

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

Date: August 3, 2017