Form 10-Q
period 2017-09-30
Minerva Neurosciences, Inc.
filed 2017-11-06
CIK 1598646

f

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

The number of shares of Registrant’s Common Stock, $0.0001 par value per share, outstanding as of October 31, 2017 was 38,700,693.

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

PART I – Financial Information

Item 1 – Financial Statements

MINERVA NEUROSCIENCES, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
	2017	2016
Assets
Current assets
Cash and cash equivalents	$36,254,748	$82,980,609
Marketable securities	96,675,088	-
Restricted cash	80,000	80,000
Prepaid expenses and other current assets	1,072,559	803,241
Total current assets	134,082,395	83,863,850

Marketable securities - noncurrent	10,355,092	-
Equipment, net	330	9,640
In-process research and development	34,200,000	34,200,000
Goodwill	14,869,399	14,869,399
Total assets	$193,507,216	$132,942,889

Liabilities and Stockholders’ Equity
Current liabilities
Notes payable - current portion	$5,194,337	$4,853,753
Accounts payable	1,503,412	1,468,341
Accrued expenses and other current liabilities	2,022,405	815,813
Accrued collaborative expenses - related party	-	2,547,952
Total current liabilities	8,720,154	9,685,859
Notes payable - noncurrent	-	3,841,062
Deferred taxes	13,433,760	13,433,760
Deferred revenue	41,175,600	-
Total liabilities	63,329,514	26,960,681
Commitments and contingencies

Stockholders’ equity
Preferred stock; $0.0001 par value; 100,000,000 shares authorized; none issued or outstanding as of September 30, 2017 and December 31, 2016, respectively	-	-
Common stock; $0.0001 par value; 125,000,000 shares authorized; 38,700,693 and 35,024,002 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	3,870	3,502
Additional paid-in capital	294,717,361	238,836,940
Accumulated deficit	(164,543,529)	(132,858,234)
Total stockholders’ equity	130,177,702	105,982,208
Total liabilities and stockholders’ equity	$193,507,216	$132,942,889

See accompanying notes to condensed consolidated financial statements

MINERVA NEUROSCIENCES, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Expenses
Research and development	$8,956,468	$5,852,121	$23,714,932	$13,941,283
General and administrative	2,450,588	2,379,809	7,922,738	7,012,057
Total expenses	11,407,056	8,231,930	31,637,670	20,953,340
Loss from operations	(11,407,056)	(8,231,930)	(31,637,670)	(20,953,340)

Foreign exchange losses	(9,417)	(2,578)	(46,215)	(27,552)
Investment income	293,797	69,983	508,116	136,960
Interest expense	(137,899)	(258,764)	(509,526)	(797,376)
Net loss	$(11,260,575)	$(8,423,289)	$(31,685,295)	$(21,641,308)

Net loss per share, basic and diluted	$(0.28)	$(0.24)	$(0.84)	$(0.71)
Weighted average shares outstanding, basic and diluted	40,880,359	34,806,263	37,676,686	30,393,293

See accompanying notes to condensed consolidated financial statements

MINERVA NEUROSCIENCES, INC.

Condensed Consolidated Statement of Changes in Stockholders’ Equity

(Unaudited)

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-In Capital	Deficit	Total
Balances at January 1, 2016	24,721,143	$2,472	$157,129,947	$(101,812,862)	$55,319,557
Exercise of common stock warrants	3,850,051	385	22,222,109	-	22,222,494
Exercise of stock options	1,900	-	9,861	-	9,861
Issuance of common stock in a public offering, net of issuance costs of $3,832,004	6,052,631	606	53,667,385	-	53,667,991
Issuance of common stock pursuant to a private placement	181,488	18	999,981	-	999,999
Stock-based compensation	-	-	2,558,456	-	2,558,456
Net loss	-	-	-	(21,641,308)	(21,641,308)
Balances at September 30, 2016	34,807,213	$3,481	$236,587,739	$(123,454,170)	$113,137,050

Balances at January 1, 2017	35,024,002	$3,502	$238,836,940	$(132,858,234)	$105,982,208
Exercise of common stock warrants	1,621,073	162	9,356,671	-	9,356,833
Exercise of stock options	197,874	20	1,130,524	-	1,130,544
Issuance of common stock in a public offering, net of issuance costs of $2,944,168	5,750,000	575	41,617,757	-	41,618,332
Repurchase of common stock	(3,892,256)	(389)		-	(389)
Stock-based compensation	-	-	3,775,469	-	3,775,469
Net loss	-	-	-	(31,685,295)	(31,685,295)
Balances at September 30, 2017	38,700,693	$3,870	$294,717,361	$(164,543,529)	$130,177,702

See accompanying notes to condensed consolidated financial statements

MINERVA NEUROSCIENCES, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(31,685,295)	$(21,641,308)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,310	12,959
Amortization of debt discount recorded as interest expense	170,822	270,944
(Accretion) amortization of marketable securities	(83,268)	102,632
Stock-based compensation expense	3,775,469	2,558,456
Changes in operating assets and liabilities
Prepaid expenses and other current assets	(51,840)	473,537
Accounts payable	35,071	(527,340)
Accrued expenses and other current liabilities	1,206,592	(1,543,783)
Accrued collaborative expenses	(2,547,952)	3,533,788
Deferred revenue	41,175,600	-
Net cash provided by (used in) operating activities	12,004,509	(16,760,115)

Cash flows from investing activities:
Proceeds from the maturity and redemption of marketable securities	27,390,000	17,818,000
Purchase of marketable securities	(134,554,390)	-
Net cash (used in) provided by investing activities	(107,164,390)	17,818,000

Cash flows from financing activities:
Proceeds from sale of common stock in public offering	44,562,500	57,499,995
Costs paid in connection with public offering	(2,944,168)	(3,832,004)
Repurchase of common stock	(389)	-
Proceeds from exercise of common stock warrants	9,356,833	22,222,494
Proceeds from exercise of stock options	1,130,544	9,861
Repayments of notes payable	(3,671,300)	(389,203)
Proceeds from sale of common stock in private placement	-	999,999
Net cash provided by financing activities	48,434,020	76,511,142
Net (decrease) increase in cash and cash equivalents	(46,725,861)	77,569,027

Cash and cash equivalents
Beginning of period	82,980,609	14,284,054
End of period	$36,254,748	$91,853,081

Supplemental disclosure of cash flow information
Cash paid for interest	$360,272	$528,750

See accompanying notes to condensed consolidated financial statements

MINERVA NEUROSCIENCES, INC.

Notes to Condensed Consolidated Financial Statements

As of September 30, 2017 and for the Nine Months Ended September 30, 2017 and 2016

(Unaudited)

NOTE 1 — NATURE OF OPERATIONS AND LIQUIDITY

Nature of Operations

Minerva Neurosciences, Inc. (“Minerva” or the “Company”) is a clinical-stage biopharmaceutical company focused on the development and commercialization of a portfolio of product candidates to treat patients suffering from central nervous system (“CNS”) diseases. The Company has acquired or in-licensed four development-stage proprietary compounds that it believes have innovative mechanisms of action and therapeutic profiles that may potentially address the unmet needs of patients with these diseases. The Company’s lead product candidate is MIN-101, a compound the Company is developing for the treatment of schizophrenia. In addition, the Company’s portfolio includes seltorexant (MIN-202, also known as JNJ-42847922), a compound the Company is co-developing with Janssen Pharmaceutica NV (“Janssen”), for the treatment of insomnia disorder and major depressive disorder (“MDD”); MIN-117, a compound the Company is developing for the treatment of MDD; and MIN-301, a compound the Company is developing for the treatment of Parkinson’s disease.

In November 2013, the Company merged with Sonkei Pharmaceuticals Inc. (“Sonkei”), a clinical-stage biopharmaceutical company and, in February 2014, the Company acquired Mind-NRG, a pre-clinical-stage biopharmaceutical company. The Company refers to these transactions as the Sonkei Merger and Mind-NRG Acquisition, respectively. The Company holds licenses to MIN-101 and MIN-117 from Mitsubishi Tanabe Pharma Corporation (“MTPC”) with the rights to develop, sell and import MIN-101 and MIN-117 globally, excluding most of Asia. With the acquisition of Mind-NRG, the Company obtained exclusive rights to develop and commercialize MIN-301. The Company has also entered into a co-development and license agreement with Janssen, for the exclusive right to commercialize, and the co-exclusive right (with Janssen and its affiliates) to use and develop, seltorexant in the European Union, Switzerland, Liechtenstein, Iceland and Norway (the “Minerva Territory”), subject to certain royalty payments to Janssen, and royalty rights for any sales outside the Minerva Territory.

Liquidity

The accompanying financial statements have been prepared as though the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has limited capital resources and has incurred recurring operating losses and negative cash flows from operations since inception. As of September 30, 2017, the Company has an accumulated deficit of approximately $164.5 million and net cash provided by operating activities was approximately $12.0 million during the nine months ended September 30, 2017. Management expects to incur operating losses and negative cash flows from operations in the future. The Company has financed its operations to date from proceeds from the sale of common stock, warrants, loans and convertible promissory notes.

The Company believes that its existing cash, cash equivalents and marketable securities (current and non-current) will be sufficient to meet its cash commitments for at least the next 12 months after the date that the interim condensed financial statements are issued. The process of drug development can be costly and the timing and outcomes of clinical trials is uncertain. The assumptions upon which the Company has based its estimates are routinely evaluated and may be subject to change. The actual amount of the Company’s expenditures will vary depending upon a number of factors including but not limited to the design, timing and duration of future clinical trials, the progress of the Company’s research and development programs and the level of financial resources available. The Company has the ability to adjust its operating plan spending levels based on the timing of future clinical trials which will be predicated upon adequate funding to complete the trials.

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

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim reporting and the requirements of the Securities and Exchange Commission (“SEC”) in accordance with Regulation S-X, Rule 10-01. Under those rules, certain notes and financial information that are normally required for annual financial statements can be condensed or omitted. In the opinion of the Company’s management, the accompanying financial statements contain all adjustments (consisting of items of a normal and recurring nature) necessary to present fairly the financial position as of September 30, 2017, the results of operations for the three and nine months ended September 30, 2017 and 2016 and cash flows for the nine months ended September 30, 2017 and 2016. The results of operations for the three and nine months ended September 30, 2017, are not necessarily indicative of the results to be expected for the full year. When preparing financial statements in conformity with GAAP, management must make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates. The consolidated balance sheet as of December 31, 2016 was derived from the audited annual financial statements. The accompanying unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2016 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 13, 2017.

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

Restricted cash

Cash accounts with any type of restriction are classified as restricted. The Company maintained restricted cash balances as collateral for corporate credit cards in the amount of $80,000 at September 30, 2017 and December 31, 2016.

Marketable securities

Marketable securities consists of corporate debt securities maturing in sixteen months or less. Based on the Company’s intentions regarding its marketable securities, all marketable securities are classified as held-to-maturity and are carried under the amortized cost approach. The Company’s investments in marketable securities are classified as Level 2 within the fair value hierarchy. As of September 30, 2017, remaining final maturities of marketable securities ranged from January 2018 to February 2019, with a weighted average remaining maturity of approximately 8 months. The following table provides the amortized cost basis, aggregate fair value, net unrealized (gains)/losses and the net carrying value of investments in held-to-maturity securities as of September 30, 2017:

	September 30, 2017
	Amortized	Aggregate	Unrealized	Unrealized	Net Carrying
	Cost	Fair Value	Gains	Losses	Value
Marketable securities:
Corporate bonds - current	$96,675,088	$96,654,738	$(726)	$21,075	$96,675,088
Corporate bonds - noncurrent	10,355,092	10,337,216	-	17,876	10,355,092
Marketable securities:	$107,030,180	$106,991,954	$(726)	$38,951	$107,030,180

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

In February 2014, the Company entered into a Co-Development and License Agreement. The Company accounts for the Co-Development and License Agreement as a joint risk-sharing collaboration in accordance with ASC 808, Collaboration Arrangements. Costs between the Company and the licensor with respect to each party’s share of development costs that have been incurred pursuant to the joint development plan are recorded within research and development expenses or general and administrative expenses, as applicable, in the accompanying consolidated financial statements due to the joint risk-sharing nature of the activities. During the three months ended September 30, 2017 and 2016, the Company recorded an expense of $4.5 million and $3.5 million, respectively, for certain development activities in accordance with the terms of the Co-Development and License Agreement. During the nine months ended September 30, 2017 and 2016, the Company recorded an expense of $11.2 million and $3.5 million, respectively, for certain development activities in accordance with the terms of the co-development agreement.

In June 2017, the Company entered into an agreement with Janssen to amend its Co-Development and License Agreement for seltorexant (the “Amendment”).  The effectiveness of this agreement was contingent upon approval of its terms by the European Commission and the closing of the acquisition of Actelion by affiliates of Janssen.  These conditions were subsequently met, and the Amendment became effective on August 29, 2017. Janssen made an upfront payment to the Company of $30 million upon the effectiveness of the Amendment and agreed to make a $20 million payment at the start of a Phase 3 insomnia trial for seltorexant and a $20 million payment when 50% of the patients are enrolled in this trial. Janssen further agreed to waive the remaining payments due from the Company until completion of the Phase 2 development of seltorexant. The $30 million payment and $11.2 million in previously accrued collaborative expenses, which were forgiven upon the effective date of the agreement, will be earned and recognized as revenue as the services are performed from the commencement of Phase 3 development to the completion of the development activities using the proportional performance method. The $41.2 million was recorded as deferred revenue as of September 30, 2017.

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

The amounts capitalized are being accounted for as indefinite-lived intangible assets, subject to impairment testing, until completion or abandonment of research and development efforts associated with the project. An IPR&D asset is considered abandoned when it ceases to be used (that is, research and development efforts associated with the asset have ceased, and there are no plans to sell or license the asset or derive defensive value from the asset). At that point, the asset is considered to be disposed of and is written off. Upon successful completion of each project, the Company will make a determination about the then remaining useful life of the intangible asset and begin amortization. The Company tests its indefinite-lived intangibles, IPR&D assets, for impairment annually on November 30 and more frequently if events or changes in circumstances indicate that it is more likely than not that the asset is impaired. When testing indefinite-lived intangibles for impairment, the Company may assess qualitative factors for its indefinite-lived intangibles to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the asset is impaired. Alternatively, the Company may bypass this qualitative assessment for some or all of its indefinite-lived intangibles and perform the quantitative impairment test that compares the fair value of the indefinite- lived intangible asset with the asset’s carrying amount. There was no impairment of IPR&D for the three and nine months ended September 30, 2017 or 2016.

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

Concentration of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk are primarily cash, cash equivalents and marketable securities (current and non-current). The Company maintains its cash and cash equivalent balances in the form of business checking accounts and money market accounts, the balances of which, at times, may exceed federally insured limits. Exposure to cash and cash equivalents credit risk is reduced by placing such deposits with major financial institutions and monitoring their credit ratings. Marketable securities consist primarily of corporate bonds, with fixed interest rates. Exposure to credit risk of marketable securities is reduced by maintaining a diverse portfolio and monitoring their credit ratings.

Long-lived assets

The Company reviews the recoverability of all long-lived assets, including the related useful lives, whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset might not be recoverable. If required, the Company compares the estimated undiscounted future net cash flows to the related asset’s carrying value to determine whether there has been an impairment. If an asset is considered impaired, the asset is written down to fair value, which is based either on discounted cash flows or appraised values in the period the impairment becomes known. The Company believes that all long-lived assets are recoverable, and no impairment was deemed necessary at September 30, 2017 and 2016.

Goodwill

The Company tests its goodwill for impairment annually, or whenever events or changes in circumstances indicate an impairment may have occurred, by comparing its reporting unit’s carrying value to its fair value. Impairment may result from, among other things, deterioration in the performance of the acquired business, adverse market conditions, adverse changes in applicable laws or regulations and a variety of other circumstances. If the Company determines that an impairment has occurred, it is required to record a write-down of the carrying value and charge the impairment as an operating expense in the period the determination is made. In evaluating the recoverability of the carrying value of goodwill, the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the acquired assets. Changes in strategy or market conditions could significantly impact those judgments in the future and require an adjustment to the recorded balances. The Company tests its goodwill for impairment as of November 30. There was no impairment of goodwill for the nine months ended September 30, 2017 and 2016.

Revenue recognition

The Company applies the revenue recognition guidance in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Subtopic 605, Revenue Recognition. Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred and title has passed, the price is fixed or determinable, and collectability is reasonably assured. The Company is a development stage company and has had no revenues from product sales to date.

In June 2017, the Company entered into the Amendment.  The effectiveness of the Amendment was contingent upon approval of its terms by the European Commission and the closing of the acquisition of Actelion by affiliates of Janssen.  These conditions were subsequently met, and the agreement became effective on August 29, 2017. Janssen made an upfront payment to the Company of $30 million upon the effectiveness of the Amendment and agreed to make a $20 million payment at the start of a Phase 3 insomnia trial for seltorexant and a $20 million payment when 50% of the patients are enrolled in this trial. Janssen further agreed to waive the remaining payments due from the Company until completion of the Phase 2 development of seltorexant. The $30 million payment and $11.2 million in previously accrued collaborative expenses, which were forgiven upon the effective date of the agreement, will be earned and recognized as revenue as the services are performed from the commencement of Phase 3 development to the completion of the development activities using the proportional performance method. The $41.2 million was recorded as deferred revenue as of September 30, 2017.

Deferred revenue

The Company applies the revenue recognition guidance in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Subtopic 605, Revenue Recognition. Using FASB ASC Subtopic 605, Revenue that is unearned is deferred. Deferred revenue expected to be recognized as revenue more than one year subsequent to the balance sheet date is classified as long-term deferred revenue.

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

NOTE 3 — ACCRUED EXPENSES

Accrued expenses and other liabilities consist of the following:

	September 30, 2017	December 31, 2016
Research and development costs and other accrued expenses	$859,901	$574,290
Accrued bonus	761,971	-
Professional fees	334,752	192,000
Vacation payable	37,827	-
Interest payable	27,954	49,523
	$2,022,405	$815,813

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net loss	$(11,260,575)	$(8,423,289)	$(31,685,295)	$(21,641,308)
Weighted average shares of common stock outstanding	40,880,359	34,806,263	37,676,686	30,393,293
Net loss per share of common stock – basic and diluted	$(0.28)	$(0.24)	$(0.84)	$(0.71)

The following securities outstanding at September 30, 2017 and 2016 have been excluded from the calculation of weighted average shares outstanding as their effect on the calculation of loss per share is antidilutive:

	September 30,
	2017	2016
Common stock options	3,997,650	3,569,298
Restricted stock units	194,600	-
Common stock warrants	40,790	2,472,400

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

In August 2015, the Lenders and the Company entered into a First Amendment to the Loan Agreement, amending certain milestones related to the six month extension of the interest-only repayment period of the Term A Loans.  By raising at least $30.0 million in gross capital (including at least $20.0 million from the sale of equity securities) and completing the first dosing of its Phase 1/2 clinical trial for MIN-117 prior to December 31, 2015, the Company achieved the interest-only milestones under the Loan Agreement and elected to extend the interest-only period an additional six months and reduce the repayment term by six months. Through August 1, 2016, the Company was obligated only to make monthly interest payments on the outstanding principal balance on the Term A Loans, followed by 24 months of equal principal and interest payments.

On or prior to March 31, 2016, the Company was permitted to borrow additional term loans in the aggregate principal amount up to $5 million, subject to the satisfaction of certain borrowing conditions, including the Company’s achievement of primary endpoints on its Phase 2a trials for MIN-117 and seltrorexant programs. In June 2016, the Company irrevocably elected not to borrow the additional $5 million available under the Term Loans.

The Company paid a facility fee at the time of borrowing of $75,000 for access to the Term Loans and will be required to pay a final payment of 5.1% of the total amount borrowed, which has been included as a component of the debt discount and is amortized to interest expense over the term of the loans.  The outstanding Term A Loans and debt discount are as follows:

September 30, 2017
Term A Loans	$4,758,116
Less: debt discount and financing costs	(30,235)
Less: current portion	(5,194,337)
Accrued portion of final payment	466,456
Long-term portion	$-

For the three months ended September 30, 2017 and 2016, the Company recognized interest expense of $0.1 million and $0.3 million respectively, including $0.1 million in both periods, related to the debt discount. For the nine months ended September 30, 2017 and 2016, the Company recognized interest expense of $0.5 million and $0.8 million respectively, including $0.2 million and $0.3 million, respectively, related to the debt discount.

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

2017	1,267,412
2018	3,490,704
Total Term A Loans	$4,758,116

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

Upon the occurrence of certain events, including but not limited to the Company’s failure to satisfy its payment obligations under the Loan Agreement, the breach of certain of its other covenants under the Loan Agreement, or the occurrence of a material adverse change, the Lenders will have the right, among other remedies, to declare all principal and interest immediately due and payable, to take control of the Company’s cash in its SVB deposit account, and will have the right to receive the final payment fee and, if the payment of principal and interest is due prior to maturity, the applicable Prepayment Fee. As of September 30, 2017, the Company was in compliance with all covenants set forth in the Loan Agreement.

NOTE 6 — CO-DEVELOPMENT AND LICENSE AGREEMENT

On February 13, 2014, the Company signed a co-development and license agreement (“the agreement”) with Janssen, which became effective upon completion of the Company’s initial public offering and the payment of a $22.0 million license fee. Under the agreement, Janssen, the licensor, granted the Company an exclusive license, with the right to sublicense, in the Minerva Territory, under (i) certain patent and patent applications to sell products containing any orexin 2 compound, controlled by the licensor and claimed in a licensor patent right as an active ingredient and (ii) seltrorexant for any use in humans. In addition, upon regulatory approval in the Minerva Territory (and earlier if certain default events occur), the Company will have rights to manufacture seltrorexant, also known as JNJ-42847922. The Company has granted to the licensor an exclusive license, with the right to sublicense, under all patent rights and know-how controlled by the Company related to seltrorexant to sell seltrorexant outside the Minerva Territory. In consideration of the licenses granted on July 7, 2014, the Company made a license fee payment of $22.0 million, which was included as a component of research and development expense in 2014.

The original agreement contains certain provisions, which include the Company’s ability to opt-out of the agreement upon completion of certain milestones.  If the Company elects to participate in the development program through to the potential commercial approval of seltorexant, the Company will pay a quarterly royalty percentage to the licensor in the high single digits on aggregate net sales for seltrorexant products sold by the Company, its affiliates and sublicensees in the Minerva Territory. The licensor will pay a quarterly royalty percentage to the Company in the high single digits on aggregate net sales for seltrorexant products sold by the licensor outside the Minerva Territory.  In accordance with the development agreement, the Company will pay 40% of seltrorexant development costs related to the joint development of any seltrorexant products.

The Company’s share of aggregate development costs shall not exceed (i) $5.0 million for the period beginning from the effective date of the license and ending following the completion of certain Phase 1b clinical trials and animal toxicology studies, and (ii) $24.0 million for the period beginning from the effective date of the license and ending following the completion of certain Phase 2 clinical trials.  Janssen has a right to opt out at the end of certain development milestones, after which, Janssen will not have to fund further development of seltrorexant and the Minerva Territory will be expanded to also include all of North America. The Company would then owe Janssen a reduced royalty in the mid-single digits for all sales in the Minerva Territory. Janssen may also terminate the agreement for the Company’s material breach or certain insolvency events, including if the Company is unable to fund its portion of the development costs.

The Company accounts for the co-development and license agreement as a joint risk-sharing collaboration in accordance with ASC 808, Collaboration Arrangements. Payments between the Company and the licensor with respect to each party’s share of seltrorexant development costs that have been incurred pursuant to the joint development plan are recorded within research and development expenses or general and administrative expenses, as applicable, in the accompanying consolidated statements of operations due to the joint risk-sharing nature of the activities. The Company has included zero million and $2.5 million in accrued collaborative expenses, as of September 30, 2017 and December 31, 2016, respectively, related to this agreement. In the nine months ended September 30, 2017 and 2016, the Company paid $2.5 million and zero, respectively, related to development activities under this agreement.

On July 6, 2016, the Company and Janssen agreed that “Decision Point 2” had been reached as defined under the co-development agreement. As neither party has exercised their right to withdraw from the agreement, the Company has paid Janssen $3.5 million and have incurred direct expenses of $0.3 million related to development activities under the current phase of development. During the three months ended September 30, 2017 and 2016, the Company recorded an expense of $4.5 million and $3.5 million, respectively, for certain development activities in accordance with the terms of the co-development agreement. During the nine months ended September 30, 2017 and 2016, the Company recorded an expense of $11.2 million and $3.5 million, respectively, for certain development activities in accordance with the terms of the co-development agreement. The company has included zero and $2.5 million in accrued collaborative expenses as of September 30, 2017 and December 31, 2016, respectively, related to this agreement.

In June 2017, the Company entered into the Amendment.  The effectiveness of the Amendment was contingent upon approval of its terms by the European Commission and the closing of the acquisition of Actelion by affiliates of Janssen.  These conditions were subsequently met, and the agreement became effective on August 29, 2017. Under the amended agreement, Janssen has waived its right to royalties on seltorexant insomnia sales in the European Union, Switzerland, Liechtenstein, Iceland and Norway (the “Minerva Territory”). The Company retains all of its rights to seltorexant, including commercialization of the molecule for the treatment of insomnia and as an as adjunctive therapy for MDD, which include an exclusive license in the Minerva Territory, with royalties payable by the Company to Janssen on seltorexant MDD sales. Royalties on sales outside of the Minerva Territory are payable by Janssen to the Company. Janssen made an upfront payment to the Company of $30 million upon the effectiveness of the Amendment and agreed to make a $20 million payment at the start of a Phase 3 insomnia trial for seltorexant and a $20 million payment when 50% of the patients are enrolled in this trial. Janssen further agreed to waive the remaining payments due from the Company until completion of the Phase 2 development of seltorexant. The $30 million payment and $11.2 million in previously accrued collaborative expenses, which were forgiven upon the effective date of the agreement, will be earned and recognized as revenue as the services are performed from the commencement of Phase 3 development to the completion of the development activities using the proportional performance method. The $30 million payment along with the $11.2 million in previously accrued collaborative expenses have been included under Deferred Revenue on the Company’s balance sheet at September 30, 2017. In connection with the Amendment, the Company repurchased all of the approximately 3.9 million shares of its common stock previously owned by Johnson & Johnson Innovation-JJDC Inc. at a per share price of $0.0001, for an aggregate purchase price of approximately $389.

As a result of the Amendment, the Company assumed strategic control for the clinical development of seltorexant in insomnia under the Phase 2 development program, but has no further financial obligations until the Phase 2b development milestone is complete, which is expected to occur in the second half of 2019. Upon completion of this development milestone, referred to as “Decision Point 4”, Minerva has the right to opt-out of the agreement and collect a royalty on worldwide sales of seltorexant in the single digits with no further obligations to Janssen.  If the Company elects to continue to Phase 3, the Company would be obligated to fund the clinical trials related to insomnia, and receive $40 million in milestone payments from Janssen, and would also be responsible for 40% of Janssen’s development costs in their Phase 3 MDD program.

NOTE 7 — STOCKHOLDERS’ EQUITY

Warrant Exercises

In January, February, June and December 2016 and in March 2017, certain investors in the Company’s March 2015 private placement exercised their warrants at an exercise price of $5.772 per share and received an aggregate of 5,673,758 shares of the Company’s common stock. The Company received gross proceeds of approximately $32.7 million from the exercise of these warrants. As of September 30, 2017, there are no remaining warrants outstanding under the Company’s March 2015 private placement.

Public Offering of Common Stock

On July 5, 2017, the Company closed a public offering of its common stock, in which the Company issued and sold 5,750,000 shares of its common stock, including 750,000 shares sold pursuant to the underwriters’ full exercise of their option to purchase additional shares, at a public offering price of $7.75, for aggregate gross proceeds to the Company of $44.6 million. All of the shares issued and sold in this public offering were registered under the Securities Act pursuant to a registration statement on Form S-3 (File No. 333-205764) and a related prospectus and prospectus supplement, in each case filed with the Securities and Exchange Commission. The Company incurred $3.0 million in underwriting discounts and commissions and transaction costs, which will be included as a component of additional paid-in capital, resulting in net proceeds of approximately $41.6 million.

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

Share Repurchase

In June 2017, the Company entered into an agreement with Janssen to amend its Co-Development and License Agreement for seltorexant. The effectiveness of this agreement was contingent upon approval of its terms by the European Commission and the closing of the acquisition of Actelion by affiliates of Janssen.  These conditions were subsequently met, and the agreement became effective on August 29, 2017. In connection with the Amendment, the Company repurchased all of the approximately 3.9 million shares of its common stock previously owned by Johnson & Johnson Innovation-JJDC Inc. at a per share price of $0.0001, for an aggregate purchase price of approximately $389.

Private Placement of Common Stock

On March 17, 2016, the Company entered into a common stock purchase agreement with a member of the Board of Directors, pursuant to which the Company, in a private placement, sold to the director an aggregate of 181,488 shares of the Company’s common stock, at a price per share of $5.51, for gross proceeds of approximately $1.0 million.

Term Loan Warrants

In connection with the Loan Agreement, the Company issued the Lenders warrants to purchase shares of its common stock upon its draw of each tranche of the Term Loans. The aggregate number of shares of common stock issuable upon exercise of the warrants is equal to 2.25% of the amount drawn of such tranche, divided by the average closing price per share of the Company’s common stock reported on the NASDAQ Global Market for the 10 consecutive trading days prior to the applicable draw.  Upon the draw of the Term A Loans, the Company issued the Lenders warrants to purchase 40,790 shares of common stock at a per share exercise price of $5.516. The warrants are immediately exercisable upon issuance, and other than in connection with certain mergers or acquisitions, will expire on the ten-year anniversary of the date of issuance.  The fair value of the warrants was estimated at $0.2 million using a Black-Scholes model and assuming: (i) expected volatility of 100.8%, (ii) risk free interest rate of 1.83%, (iii) an expected life of 10 years and (iv) no dividend payments.  The fair value of the warrants was included as a discount to the Term A Loans and also as a component of additional paid-in capital and will be amortized to interest expense over the term of the loan. All such warrants were outstanding as of September 30, 2017.

NOTE 8 — STOCK OPTION PLAN AND STOCK-BASED COMPENSATION

In December 2013, the Company adopted the 2013 Equity Incentive Plan (the “Plan”), which provides for the issuance of options, stock appreciation rights, stock awards and stock units. On January 1, 2017, in accordance with the terms of the Plan, the total shares authorized for issuance under the plan increased by 750,000 to 5,781,333.  This increase represents the lesser of 750,000 shares or 4% of the total shares outstanding calculated as of the end of the most recent fiscal year. The exercise price per share shall not be less than the fair value of the Company’s underlying common stock on the grant date and no option may have a term in excess of ten years. Stock option activity under the Plan is as follows:

	Shares Issuable Pursuant to Stock Options	Weighted- Average Exercise Price
Outstanding January 1, 2017	3,974,143	$6.61

Granted	435,000	$8.76
Exercised	(197,874)	$5.71
Forfeited	(213,619)	$8.09
Outstanding September 30, 2017	3,997,650	$6.80
Exercisable September 30, 2017	2,301,624	$6.00
Available for future grant	1,375,154

The weighted average grant-date fair value of stock options outstanding on September 30, 2017 was $5.20 per share. Total unrecognized compensation costs related to non-vested stock options at September 30, 2017 was approximately $8.0 million and is expected to be recognized within future operating results over a weighted-average period of 2.6 years. At September 30, 2017, the weighted average contractual term of the options outstanding is approximately 7.8 years. The intrinsic value of outstanding stock options at September 30, 2017 was $6.6 million.

The Company uses the Black Scholes model to estimate the fair value of stock options granted.  For stock options granted during the nine months ended September 30, 2017 and 2016, the Company utilized the following assumptions:

	September 30,
	2017	2016
Expected term (years)	5.5-6.25	5.5-6.25
Risk free interest rate	1.83-2.02%	1.17-1.52%
Volatility	79-84%	78%
Dividend yield	0%	0%
Weighted average grant date fair value per share of common stock	$5.08	$5.53

Stock-Based Awards Granted to Non-employees-The Company from time to time grants options to purchase common stock to non-employees for services rendered and records expense ratably over the vesting period of each award. The Company estimates the fair value of the stock options using the Black-Scholes valuation model at each reporting date. The Company granted 155,000 stock options to non-employees during the nine months ended September 30, 2017. The Company recorded stock-based compensation expense for stock options granted to non-employees of $0.2 million and $15,000 during the nine months ended September 30, 2017 and 2016, respectively.

For stock options granted to non-employees, the Company utilized the following assumptions:

	September 30,
	2017	2016
Expected term (years)	8.9-9.5	9.9
Risk free interest rate	2.27-2.31%	1.60%
Volatility	111-112%	101%
Dividend yield	0%	0%
Weighted average grant date fair value per share of common stock	$6.85	$12.76

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

RSU activity under the Plan for the nine months ended September 30, 2017 is as follows:

		Weighted-Average
		Grant Date
	RSUs	Fair Value
Unvested January 1, 2017	219,600	$13.45
Granted	-	$-
Vested	-	$-
Forfeited	(25,000)	$13.45
Unvested September 30, 2017	194,600	$13.45

RSUs awarded to employees generally vest one-fourth per year over four years from the anniversary of the date of grant, provided the employee remains continuously employed with the Company. Shares of the Company’s stock are delivered to the employee upon vesting, subject to payment of applicable withholding taxes. The fair value of RSUs is equal to the closing price of the Company’s common stock on the date of grant. Total unrecognized compensation costs related to non-vested RSUs at September 30, 2017 was approximately $2.1 million and is expected to be recognized within future operating results over a period of 3.2 years.

The Company recognized stock-based compensation expense for the nine months ended September 30, 2017 and 2016 of $3.8 million and $2.6 million, respectively.

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

NOTE 10 — RELATED PARTY TRANSACTIONS

In January 2016, the Company entered into a services agreement with V-Watch SA (“V-Watch”), for approximately $105,000 for the use of V-Watch’s SomnoArt device for monitoring sleep in the MIN-101 Phase 2b and MIN-117 Phase 2a trials. The Company’s Chief Executive Officer is the chairman of the board of directors of V-Watch. Funds affiliated with Index Ventures, a stockholder of the Company, hold greater than 10% of the outstanding capital stock of V-Watch. During the nine months ended September 30, 2017 and 2016, the Company recorded an expense of zero and $0.1 million, respectively, related to this agreement.

Also refer to Note 6 – Co-Development and License agreement and Note 7 – Stockholder’s Equity for additional related party transactions.

NOTE 11 — SUBSEQUENT EVENTS

Sublease

On October 2, 2017, the Company entered into an office sublease agreement (the “Sublease”) with Profitect, Inc. (the “Sublandlord”) to sublease approximately 5,923 rentable square feet of office space located at 1601 Trapelo Road, Waltham, MA 02451 (the “Premises”).

The term of the Sublease is scheduled to begin on November 1, 2017 and will expire on July 30, 2021, with a monthly rental rate starting at $14,807.50 and escalating to a maximum monthly rental rate of $16,288.25 in the final 12 months of the term.  The Sublandlord has agreed to provide the Premises to the Company free of charge for the first two months of the term.

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

Our product portfolio and potential indications include: MIN-101 for the treatment of schizophrenia, specifically including negative symptoms; seltorexant, or MIN-202 (also known as JNJ-42847922), which we are co-developing with Janssen Pharmaceutica NV, or Janssen, for the treatment of insomnia disorder and major depressive disorder, or MDD; MIN-117 for the treatment of MDD, including anxiety symptoms present in depressed patients; and MIN-301 for the treatment of Parkinson’s disease, and more broadly neurodegenerative disorders. We believe our product candidates have significant potential to improve the lives of a large number of affected patients and their families who are currently not well-served by available therapies.

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

We further expanded our product candidate portfolio in February 2014 by acquiring the shares of Mind-NRG SA, or Mind-NRG, which had exclusive rights to develop and commercialize MIN-301. In addition, in February 2014 we entered into a co-development and license agreement with Janssen, one of the Janssen Pharmaceutical Companies of Johnson & Johnson, for the co-development of seltorexant. We entered into an amendment to this agreement in June 2017 that took effect on August 29, 2017. Under the amended agreement, we gained global strategic control of the development of seltorexant to treat insomnia, and Janssen waived its right to royalties on seltorexant insomnia sales in the Minerva territory, which includes the European Union, Switzerland, Liechtenstein, Iceland and Norway (the “Minerva Territory”). We retain our rights to seltorexant as adjunctive therapy for MDD, which include an exclusive license in the Minerva Territory with royalties payable by us to Janssen, and royalties on sales payable by Janssen to Minerva elsewhere worldwide.  (See Seltorexant – Amendment to Co-Development and License Agreement below.)

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

Clinical Update

MIN-101

Chemistry, Manufacturing and Controls (CMC) program

The CMC scale-up program for MIN-101 is ongoing to ensure consistency between the drug batches to be used during pivotal, Phase 3 testing and those that will be available for potential marketing and commercialization pending the completion of our Phase 3 trial and subsequent regulatory submission and review of a New Drug Application (NDA) for MIN-101.  The CMC program requires validation of all aspects of the manufacturing processes required to result in a drug product that consistently meets approved quality standards.

Improved Formulation

On June 22, 2017, we announced the completion of a bridging trial to select an improved, gastro-resistant, or GR formulation of MIN-101 that we plan to use in the Phase 3 clinical trial with MIN-101 and to include in the potential future submission of an NDA.

Data from the bridging trial of the selected new formulation demonstrated: bioequivalent exposure of MIN-101 based on area under the curve (AUC) as compared to the formulation used in the Phase 2b study; reduction of the maximum concentration of BFB-520, a metabolite of MIN-101, by approximately 30% in the improved formulation, thereby reducing the potential for transient QTc increases observed in the Phase 2b study at the higher dose, 64 mg, but not the lower dose, 32 mg; no observations of QTc prolongations throughout the bridging trial; no observable food effect, thus allowing administration of the drug with or without food without changing its pharmacokinetic properties; and confirmation of the overall safety and tolerability profile of MIN-101.

As exposures of MIN-101 in the Phase 2b study and the GR formulation to be used in the Phase 3 trial are comparable, and as the two tested doses are the same for both the Phase 2b and 3 studies, we believe data from both of these studies could collectively form the basis of evaluating efficacy. We have also filed a patent application for the GR formulation, which is in addition to an already granted patent in the U.S. that provides protection until 2035. If granted, the additional patent could potentially extend exclusivity beyond 2035.

End-of-Phase 2 Meeting

In May 2017, we announced the outcome of an “end-of-Phase 2” meeting with the FDA and announced our plans to initiate Phase 3 development of MIN-101. We expect that a pivotal Phase 3 trial with MIN-101 will be initiated before the end of 2017.  Top-line results from the three-month double-blind phase of this trial are expected in the first half of 2019.

The final protocol for the Phase 3 trial has been submitted to the Investigational New Drug application (IND), and the first Institutional Review Board (IRB) approval has been received for the study in the U.S.  The Phase 3 trial design will be a 12-week, double-blind, randomized, placebo-controlled, monotherapy study testing two doses of MIN-101 in patients with negative symptoms and a diagnosis of schizophrenia. To be eligible for the study, patients will be required to have stable negative and positive symptoms over several months prior to enrollment, with a specified minimum threshold baseline score on the negative sub-scale of the Positive and Negative Syndrome Scale, or PANSS. After the double-blind phase, patients may enter a 40-week open label extension phase in which all patients will receive active treatment. This multi-center, international trial is expected to enroll approximately 500 patients at approximately 60 clinical sites across the U.S. and Europe, with 30 percent of patients coming from the U.S.

Breakthrough Therapy Designation

In April 2017, we applied for Breakthrough Therapy designation for MIN-101 for the treatment of negative symptoms of schizophrenia.  In subsequent correspondence, although denying our request, the FDA confirmed that treatment of negative symptoms of schizophrenia meets the criteria for a serious or life threatening disease.  Our development priority is the initiation and conduct of the Phase 3 trial on a timely basis, based on input provided by the FDA earlier this year. We are on schedule to initiate this trial in the fourth quarter of 2017.  Our ongoing interactions with the FDA may include discussion of future regulatory strategies.

Phase 2b Trial

In May 2016, we announced top line results from a prospective Phase 2b, 12-week, randomized, double-blind, placebo-controlled parallel clinical trial evaluating the efficacy, safety and tolerability of MIN-101 as monotherapy in patients with negative symptoms of schizophrenia using the pentagonal structure model, or PSM, of PANSS.  These negative symptoms, for which no approved treatment is currently available, affect the majority of schizophrenic patients and can persist over their lifetimes. A total of 244 patients were randomized in equal groups to receive daily doses of MIN-101 32 mg, MIN-101 64 mg or placebo at 32 clinical sites in Russia and five European countries. To participate in the trial, patients were required to have stable positive and negative symptoms for three months prior to entering the study, a PANSS negative sub-score greater than or equal to 20, and scores < 4 on the following PANSS items: excitement, hyperactivity, hostility, suspiciousness, uncooperativeness and poor impulse control.  All three cohorts were balanced with respect to demographic and baseline disease characteristics.

The study met its primary endpoint, as we observed a statistically significant benefit of MIN-101 over placebo in improving negative symptoms as measured by the PSM of PANSS. The effect was observed for both doses tested: 32 mg: p ≤ 0.024 with an effect size of 0.45, and 64 mg: p ≤ 0.004 with effect size of 0.57.

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

The consistency and robustness of the effect was also supported by the observed statistically significant benefit of MIN-101 over placebo in multiple other secondary endpoints as measured by the following: the PANSS general psychopathology subscale, Brief Negative Symptoms Scale total score, Clinical Global Impression of Severity, Clinical Global Impression of Improvement, Personal and Social Performance and Brief Assessment of Cognition in Schizophrenia (BACS). Positive symptoms were observed to remain stable, and the absence of extra-pyramidal symptoms (EPS) throughout the three month trial is consistent with the hypothesis that MIN-101 has a direct and specific effect on negative symptoms rather than an indirect effect mediated by improvements of positive symptoms.

Discontinuation criteria based on QTcF prolongation were incorporated in the protocol. Two patients out of 162 who received MIN-101 were discontinued based upon these criteria; both of these patients received the higher dose (64 mg).

Patients who completed the 12-week double-blind core phase of this study were provided the opportunity to enter into a 24-week, open-label extension phase.  The extension phase was completed during the third quarter of 2016, and we announced data from the extension phase in October 2016. Data generated during the extension period were intended to provide long-term supportive evidence of safety and efficacy and to complement the statistically significant results obtained during the core phase.

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

Negative symptoms, assessed based on the PANSS PSM, were observed to continue to improve during the extension phase, as shown by a reduction from the study start for the 32 and 64 mg-treated groups of 5.5 points and 4.9 points, respectively.

Positive symptoms were observed to remain stable throughout the study, as measured by PANSS positive symptom scores. The absence of modification of positive symptoms and the favorable safety and tolerability profile are consistent with the hypothesis that MIN-101 has a direct and specific effect on negative symptoms. General psychopathology was observed to improve during the extension phase for the 32 and 64 mg groups, as shown by reductions in the PANSS general psychopathology subscale score.

MIN-101 was generally reported to be well tolerated through the entire 24-week extension phase and no patient was discontinued for QTc increases. In the extension phase, we also observed that MIN-101 at the doses tested did not have an effect on EPS, prolactin or weight gain and thus confirmed over a longer period of treatment that we did not observe those common side effects.

Additional data analyses from the Phase 2b trial were presented at the 55th Annual Meeting of the American College of Neuropsychopharmacology, or ACNP in December 2016. These analyses concluded that MIN-101 has a direct effect on negative symptoms (rather than an indirect or pseudo effect secondary to improvements in other symptoms) as supported by the stability observed in positive symptoms, the absence of EPS and the persistence of this direct effect even after controlling for improvements in depressive symptoms.  Researchers noted that since phenomena similar to negative symptoms are manifest in many neuro-psychiatric disorders and in brain degenerative disorders such as Alzheimer’s disease and Parkinson’s disease, future trials with MIN-101 could be designed to explore its potential benefit in these patient populations.

In post-hoc analysis presented at ACNP, improvement in negative symptoms was shown to be greatest among younger patients.  This finding supports the potential therapeutic benefit of MIN-101 in patients with schizophrenia who are beginning to manifest these symptoms.  It is also consistent with research showing that chronic pharmacotherapeutic intervention in schizophrenia, which includes atypical antipsychotics to treat acute positive symptoms, becomes less effective as patients age and suffer long-term consequences of the disease and side effects of current treatment options, particularly the blockade of dopamine neurotransmitter pathways in the brain.

Additional results presented at ACNP suggest a benefit of treatment with MIN-101 in improving cognitive function in schizophrenia patients with predominant negative symptoms.  Cognitive function was evaluated using the BACS scale. Cognitive impairment, a core feature of schizophrenia, affects up to 75% of patients and is believed to be a good predictor of functional outcome.

Seltorexant (MIN-202)

Amendment to Co-Development and License Agreement with Janssen

In June 2017, we entered into an agreement with Janssen to amend our Co-Development and License Agreement for seltorexant (the “Amendment”).  The effectiveness of the Amendment was contingent upon approval of its terms by the European Commission and the closing of the acquisition of Actelion by affiliates of Janssen.  These conditions were subsequently met, and the agreement became effective on August 29, 2017.

Under the amended agreement, Janssen has waived its right to royalties on seltorexant insomnia sales in the European Union, Switzerland, Liechtenstein, Iceland and Norway (the “Minerva Territory”). We retain all of our rights to seltorexant, including commercialization of the molecule for the treatment of insomnia and as an adjunctive therapy for MDD, which include an exclusive license in the Minerva Territory, with royalties payable by us to Janssen. Royalties on sales outside of the Minerva Territory are payable by Janssen to us. Janssen made an upfront payment to us of $30 million upon the effectiveness of the Amendment and agreed to make a $20 million payment at the start of a Phase 3 insomnia trial for seltorexant and a $20 million payment when 50% of the patients are enrolled in this trial. Janssen further agreed to waive the remaining payments due from us until completion of the Phase 2 development of seltorexant. The $30 million payment and $11.2 million in previously accrued collaborative expenses, which were forgiven upon the effective date of the agreement, will be earned and recognized as revenue as the services are performed from the commencement of Phase 3 development to the completion of the development activities using the proportional performance method. The $30 million payment along with the $11.2 million previously accrued collaborative expenses have been included under deferred revenue on our balance sheet at September 30, 2017.

As a result of the Amendment, we assumed strategic control for the clinical development of seltorexant in insomnia under the Phase 2 development program, but we have no further financial obligations until the Phase 2b development milestone is complete, which is expected to occur in the second half of 2019. Upon completion of this development milestone, referred to as “Decision Point 4”, We have the right to opt-out of the agreement and collect a royalty on worldwide sales of seltorexant in the single digits with no further obligations to Janssen.  If we elect to continue to Phase 3, we would be obligated to fund the clinical trials related to insomnia, and receive $40 million in milestone payments from Janssen, and would also be responsible for 40% of the development costs in the Phase 3 MDD program. In connection with the Amendment, we also repurchased all of the approximately 3.9 million shares of our stock previously owned by Johnson & Johnson Innovation-JJDC Inc. at a per share price of $0.0001, for an aggregate purchase price of approximately $389.

Phase 2b Trials in MDD and insomnia

On September 5, 2017, we announced the enrollment of the first patient in a Phase 2b trial of seltorexant as adjunctive therapy to antidepressants in adult patients with MDD who have responded inadequately to antidepressant therapy.  The primary objectives of this multi-center, double-blind, randomized, parallel group, placebo-controlled, adaptive-dose finding study are to assess the dose-response relationship and antidepressant effects of up to three doses of seltorexant and to assess the safety and tolerability of seltorexant compared to placebo. The trial consists of three phases: a screening phase lasting up to four weeks, a six-week double-blind treatment phase and a two-week post-treatment follow-up phase. We plan to enroll approximately 280 patients at approximately 85 clinical sites in the U.S., Europe, Russia and Japan.

We plan to initiate two additional clinical trials of seltorexant before the end of 2017, including a second Phase 2b trial in MDD and a Phase 2b trial in insomnia.

MIN-117

Phase 2b Trial

Building upon the results of the previous Phase 2a trial with MIN-117 in Europe, we are planning to initiate a Phase 2b trial in MDD the U.S. and Europe in early 2018. We expect to enroll patients with MDD who also have symptoms of anxiety.  In preparation for this trial, a food effect study is currently ongoing with MIN-117 under our IND.

Phase 2a Trial

In May 2016, we announced top line results from a Phase 2a clinical trial in MDD with MIN-117. Data from this trial were subsequently presented at the ACNP Annual Meeting in December 2016.  This study was a four-arm, parallel-group, randomized double-blind, placebo- and positive-control trial which tested two daily administered doses of MIN-117: 0.5 mg and 2.5 mg. The study included 84 patients (21 per arm) with moderate to severe MDD in four European countries. The goals of the trial were to test efficacy, safety and tolerability of MIN-117 over six weeks of treatment. The antidepressant paroxetine was used as an active control and confirmed assay sensitivity. Change on the Montgomery-Asberg Depression Rating Scale, or MADRS, was used as the main outcome measurement. As established prospectively in the statistical analysis plan, this trial was designed for signal detection and effect size estimation.  As such, the study was not powered to demonstrate statistically significant differences between MIN-117 and placebo.

We observed the dose-dependent benefit of MIN-117 over placebo as measured by change in the MADRS.  We observed that MIN-117 at the 0.5 mg daily dose had an effect size, as compared to the placebo group, of 0.24 while the 2.5 mg daily dose had an effect size of 0.34.  This magnitude of effect size is similar to those observed with currently marketed antidepressants.  Improvement in

MADRS with MIN-117 against placebo was observed at two weeks. Furthermore, data also showed that 24% of the patients treated with 2.5 mg of MIN-117 achieved remission as prospectively defined.

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

MIN-301

In January 2015, we announced results from a non-human primate study showing that treatment with an analog of MIN-301 resulted in improvements in a range of symptoms associated with a Parkinson’s disease model in primates. The results confirmed the beneficial effects of MIN-301 in non-primate preclinical models.  We believe these data provide support for advancing MIN-301 into clinical trials for the treatment of Parkinson’s disease in humans. Building upon these data, we are continuing to conduct preclinical development with MIN-301.  We are continuing to conduct preclinical studies in preparation for an IND or Investigational Medicinal Product Dossier (IMPD) filing, with a Phase 1 study expected to commence thereafter.

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

Investment Income. Investment income consists of income earned on our cash equivalents and marketable securities (current and non-current).

Interest Expense. Interest expense consists of interest incurred under our current outstanding loan with Oxford Finance LLC, or Oxford, and Silicon Valley Bank, or SVB.

Results of Operations

Comparison of Three Months Ended September 30, 2017 versus September 30, 2016

Research and Development Expenses

Total research and development expenses were $9.0 million for the three months ended September 30, 2017 compared to $5.9 million for the same period in 2016, an increase in total expense of $3.1 million.  Research and development expense in the three months ended September 30, 2017 and 2016 included non-cash stock-based compensation expenses of $0.5 million and $0.3 million, respectively. This increase in research and development expenses primarily reflects higher development expenses under the seltrorexant program for the Phase 2 clinical trial, increased expenses for the MIN-101 program and an increase in non-cash stock-based compensation expenses.

General and Administrative Expenses

Total general and administrative expenses were $2.5 million for the three months ended September 30, 2017 compared to $2.4 million for the same period in 2016, an increase of approximately $0.1 million. General and administrative expense in the three months ended September 30, 2017 and 2016 included non-cash stock-based compensation expenses of $0.8 million and $0.7 million, respectively. This increase was primarily due to an increase in professional fees during the three months ended September 30, 2017.

Foreign Exchange Losses

Foreign exchange losses were $9 thousand for the three months ended September 30, 2017 compared to $3 thousand for the same period in 2016, an increased loss of $6 thousand. The loss was primarily due to clinical activities denominated in Euros.

Investment Income

Investment income was $294 thousand for the three months ended September 30, 2017 compared to $70 thousand for the same period in 2016, an increase of $224 thousand. This increase was due to an increase in investment income on cash equivalents and marketable securities (current and non-current).

Interest Expense

Interest expense was $0.1 million for the three months ended September 30, 2017 compared to $0.3 million for the same period in 2016, a decrease of $0.2 million. This decrease was due to a lower outstanding principal balance on our Term A loans.

Comparison of Nine Months Ended September 30, 2017 versus September 30, 2016

Research and Development Expenses

Total research and development expenses were $23.7 million for the nine months ended September 30, 2017 compared to $13.9 million for the same period in 2016, an increase in total expense of $9.8 million. Research and development expense in the nine months ended September 30, 2017 and 2016 included non-cash stock-based compensation expenses of $1.5 million and $0.7 million, respectively. This increase in research and development expenses primarily reflects higher development expenses under the seltrorexant program for the Phase 2 clinical trial, increased expenses for the MIN-101 program, an increase in personnel costs and an increase in non-cash stock-based compensation expenses. These amounts were partially offset by lower costs due to the completion of our Phase 2a clinical trial of MIN-117.

General and Administrative Expenses

Total general and administrative expenses were $7.9 million for the nine months ended September 30, 2017 compared to $7.0 million for the same period in 2016, an increase of approximately $0.9 million. General and administrative expense in the nine months ended

September 30, 2017 and 2016 included non-cash stock-based compensation expenses of $2.3 million and $1.8 million, respectively. This increase was primarily due to an increase in professional fees and an increase in non-cash stock-based compensation expenses during the nine months ended September 30, 2017.

Foreign Exchange Losses

Foreign exchange losses were $46 thousand for the nine months ended September 30, 2017 compared to $28 thousand for the same period in 2016, an increased loss of $18 thousand. The loss was primarily due to certain expenses of Mind-NRG and clinical activities denominated in Euros.

Investment Income

Investment income was $0.5 million for the nine months ended September 30, 2017 compared to $0.1 million for the same period in 2016, an increase of $0.4 million. The increase was due to investment income on cash equivalents and marketable securities (current and non-current).

Interest Expense

Interest expense was $0.5 million for the nine months ended September 30, 2017 compared to $0.8 million for the same period in 2016, a decrease of $0.3 million. The decrease was due to a lower outstanding principal balance on our Term A loans.

Liquidity and Capital Resources

Sources of Liquidity

We have incurred losses and cumulative negative cash flows from operations since our inception in April 2007 and, as of September 30, 2017, we had an accumulated deficit of approximately $164.5 million. We anticipate that we will continue to incur net losses for the foreseeable future as we continue the development and potential commercialization of our product candidates and to support our operations as a public company. At September 30, 2017, we had approximately $143.3 million in cash, cash equivalents and marketable securities (current and non-current). We believe that our existing cash, cash equivalents and marketable securities (current and non-current) will be sufficient to meet our cash commitments for at least the next 12 months after the date that the interim condensed financial statements are issued. The process of drug development can be costly and the timing and outcomes of clinical trials is uncertain. The assumptions upon which we have based our estimates are routinely evaluated and may be subject to change. The actual amount of our expenditures will vary depending upon a number of factors including but not limited to the design, timing and duration of future clinical trials, the progress of our research and development programs and the level of financial resources available. We have the ability to adjust our operating plan spending levels based on the timing of future clinical trials which will be predicated upon adequate funding to complete the trials.

Sources of Funds

Amendment to Co-Development and License Agreement with Janssen

On August 29, 2017, the European Commission approved the Amendment to our Co-Development and License Agreement with Janssen under which Janssen made an upfront payment to us of $30 million in August 2017 and agreed to make a $20 million payment at the start of a Phase 3 insomnia trial for seltorexant and a $20 million payment when 50% of the patients are enrolled in this trial. Janssen further agreed to waive the remaining payments due from us until the completion of certain Phase 2b trials, including $11.2 million in previously accrued collaborative expenses. In connection with the Amendment, we also repurchased all of the approximately 3.9 million shares of our stock previously owned by Johnson & Johnson Innovation-JJDC Inc. at a per share price of $0.0001, for an aggregate purchase price of approximately $389.

Public Offering of Common Stock

On July 5, 2017, we closed a public offering of common stock, in which we issued and sold 5,750,000 shares of our common stock, including 750,000 shares sold pursuant to the underwriters’ full exercise of their option to purchase additional shares, at a public offering price of $7.75, for aggregate gross proceeds to us of $44.6 million. All of the shares issued and sold in this public offering were registered under the Securities Act pursuant to a registration statement on Form S-3 (File No. 333-205764) and a related prospectus and prospectus supplement, in each case filed with the Securities and Exchange Commission. We incurred $3.0 million in underwriting discounts and commissions and transaction costs, which will be included as a component of additional paid-in capital, resulting in net proceeds of approximately $41.6 million.

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

Until such time, if ever, as we can generate substantial revenue from product sales, we expect to finance our cash needs through a combination of equity offerings, debt financings, government or other third‑party funding, commercialization, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of our common stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Additional debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through government or other third‑party funding, commercialization, marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us. There can be no assurance that such additional funding, if available, can be obtained on terms acceptable to us. If we are unable to obtain additional financing, future operations would need to be scaled back or discontinued. We believe that our existing cash, cash equivalents and marketable securities (current and non-current) will be sufficient to meet our cash commitments for at least the next 12 months after the date that the interim condensed financial statements are issued. The timing of future capital requirements depends upon many factors including the size and timing of future clinical trials, the timing and scope of any strategic partnering activity and the progress of other research and development activities.

Under our $10.0 million Term A Loan, we have made principal repayments of approximately $5.2 million. We expect to make additional principal repayments of approximately $1.3 million in 2017 and $3.5 million in 2018, in accordance with the terms of the agreement.

Cash Flows

The table below summarizes our significant sources and uses of cash for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended
	September 30,
	2017	2016
	(dollars in millions)
Net cash provided by (used in):
Operating activities	$12.0	$(16.7)
Investing activities	(107.1)	17.8
Financing activities	48.4	76.5
Net (decrease) increase in cash	$(46.7)	$77.6

Net Cash Provided by (Used in) Operating Activities

Net cash provided by operating activities of approximately $12.0 million during the nine months ended September 30, 2017 was primarily due to a $41.2 million increase in deferred revenue related to the Amendment, stock-based compensation expense of $3.8 million, a $1.2 million increase in accrued expense and amortization of investments and debt discount of $0.1 million, partially offset by our net loss of $31.7 million, a decrease in accrued collaborative expense of $2.5 million, and an increase in prepaid expenses of $0.1 million.

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

Net Cash Provided by (Used in) Investing Activities

Net cash used in investing activities of approximately $107.1 million during the nine months ended September 30, 2017 was primarily due to the purchase of marketable securities of $134.5 million, partially offset by the redemption of marketable securities of $27.4 million.

Net cash provided by investing activities of approximately $17.8 million during the nine months ended September 30, 2016 was due to the maturity and redemption of marketable securities.

Net Cash Provided by Financing Activities

Net cash provided by financing activities of $48.4 million during the nine months ended September 30, 2017 was primarily due to the gross proceeds from the July 2017 public stock offering of $44.6 million less costs of $3.0 million, proceeds from the exercise of common stock warrants of $9.4 million and the proceeds from the exercise of common stock options of $1.1 million, partially offset by the principal repayments under the Term A loans of $3.7 million.

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

Contractual Obligations and Commitments

In June 2017, the Company entered into an agreement with Janssen to amend its Co-Development and License Agreement for seltorexant (the “Amendment”). The effectiveness of the Amendment was contingent upon approval of its terms by the European Commission and the closing of the acquisition of Actelion by affiliates of Janssen.  These conditions were subsequently met, and the agreement became effective on August 29, 2017. Under the amendment, Janssen agreed to waive the remaining payments due from us until completion of the Phase 2b development of seltorexant.

In October 2017, the Company entered into an office sublease agreement (the “Sublease”) to sublease approximately 5,923 square feet of office space in Waltham, MA (the “Premises”). The term of the Sublease is scheduled to begin on November 1, 2017, and will expire on July 30, 2021. Estimated annual rent payable under the Sublease is approximately $0.18 million per year, which increases to $0.2 million per year during the final 12 months of the term. The Premises will be rented to the Company free of charge for the first two months of the term.

There were no other material changes in our contractual obligations and commitments from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016 as filed with the SEC on March 13, 2017.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements as defined under SEC rules.

Critical Accounting Policies and Estimates

In our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, our most critical accounting policies and estimates upon which our financial status depends were identified as those relating to stock-based compensation; research and development costs; in-process research and development; business combinations; goodwill; JOBS act; net operating losses and tax credit carryforwards; and

impairment of long-lived assets. We reviewed our policies and determined that those policies remain our most critical accounting policies for the nine months ended September 30, 2017.

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

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

Market risk is the potential loss arising from adverse changes in market rates and market prices such as interest rates, foreign currency exchange rates, and changes in the market value of equity instruments. We do not believe we are currently exposed to any material market risk because the interest rate under our Term A loan is fixed, our exposure for fluctuations in foreign exchange rates is not material and we do not hold equity instruments. As of September 30, 2017, we had $107.0 million of marketable securities, which consisted primarily of corporate bonds, with fixed interest rates. These securities have a weighted-average remaining maturity of 8 months. Due to the overall short-term remaining maturities of our marketable securities, our interest rate exposure is not significant.

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

Our management, with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2017. Based on the evaluation of our disclosure controls and procedures as of September 30, 2017, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

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

We are not profitable and have incurred losses in each period since our inception in 2007. For the nine months ended September 30, 2017, and 2016, we reported net losses of $31.7 million and $21.6 million, respectively. As of September 30, 2017, we had an accumulated deficit of $164.5 million.

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

As of September 30, 2017, we had cash, cash equivalents and marketable securities (current and non-current) of $143.3 million. We believe that our existing cash, cash equivalents and marketable securities (current and non-current) will be sufficient to meet our cash commitments for at least the next 12 months after the date that the interim condensed financial statements are issued. The process of drug development can be costly and the timing and outcomes of clinical trials is uncertain. The assumptions upon which we have based our estimates are routinely evaluated and may be subject to change. The actual amount of our expenditures will vary depending upon a number of factors including but not limited to the design, timing and duration of future clinical trials, the progress of our research and development programs and the level of financial resources available.

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

We plan to conduct our clinical trials outside the United States. Although the FDA may accept data from clinical trials conducted outside the United States, acceptance of this data would be subject to certain conditions imposed by the FDA. For example, the clinical trial must be well-designed and conducted and performed by qualified investigators in accordance with ethical safeguards such as institutional review board, or IRB, or ethics committee approval and informed consent. The study population must also adequately represent the applicable United States population, and the data must be applicable to the American population and medical practice in ways that the FDA deems clinically meaningful. In addition, while clinical trials conducted outside of the United States are subject to the applicable local laws, FDA acceptance of the data from such trials will be dependent upon its determination that the trials were conducted consistent with all applicable United States laws and regulations. There can be no assurance the FDA will accept data from trials conducted outside of the United States as adequate support of a marketing application, and it is not unusual for the FDA to require some Phase 3 clinical trial data to be generated in the United States. If the FDA does not accept the data from our international clinical trials, it would likely result in the need for additional trials in the United States, which would be costly and time-consuming and could delay or permanently halt the development of one or more of our product candidates.

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

We have no experience in advancing product candidates beyond Phase 2, which makes it difficult to assess our ability to develop and commercialize our product candidates.

We have no experience in progressing clinical trials past Phase 2, obtaining regulatory marketing approvals or commercializing product candidates. We merged with Sonkei and acquired Mind-NRG and have limited operating history since the respective merger and acquisition. We may encounter unforeseen expenses, difficulties, complications, delays and other known or unknown factors in pursuing our business objectives. We expect our financial condition and operating results to continue to fluctuate significantly from quarter to quarter and year to year due to a variety of factors, many of which are beyond our control. Accordingly, you should not rely upon the results of any quarterly or annual periods as indications of future operating performance.

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

Before obtaining regulatory approvals for the commercial sale of our product candidates, we must demonstrate through lengthy, complex and expensive pre-clinical testing and clinical trials that our product candidates are both safe and effective for use in each target indication, and failures can occur at any stage of testing. Clinical trials often fail to demonstrate safety and statistically significant efficacy of the product candidate studied for the target indication in later stages of clinical development. For example, although we believe our Phase 2b trial with MIN-101 met its primary endpoint as we observed the statistically significant benefit of MIN-101 over placebo in improving negative symptoms in patients with schizophrenia, we must conduct pivotal, Phase 3 trials with MIN-101 that may fail to demonstrate safety and efficacy. Our Phase 2a trial with MIN-117, while we observed a reduction in depressive symptoms, was designed to detect a signal of efficacy and not to demonstrate statistically significant differences between MIN-117 and placebo. Further clinical trials with MIN-117 will need to be statistically powered to demonstrate such differences. Regulatory authorities may find that our studies do not support, in combination with other studies, approval of our product candidates for the target indication. In addition, our product candidates may be associated with undesirable side effects or have characteristics that are unexpected, which may result in abandoning their development or regulatory authorities restricting or denying marketing approval. For instance, prior clinical studies indicated that MIN-101 and MIN-117 may cause adverse events, including, but not limited to, dizziness, vital sign changes, central nervous system events, cardiac events, including prolongation of the QT/QTc interval, and gastrointestinal events. Most product candidates that commence clinical trials are never approved by the applicable regulatory authorities.

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

*We may expend our limited resources to pursue a particular product candidate or indication and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.

Because we have limited financial and management resources, we focus on a limited number of research programs and product candidates. For instance, at the present time we are prioritizing the clinical trials and development of the most advanced of our product candidates, MIN-101. As a result, we may forego or delay pursuit of opportunities with other product candidates, including MIN-117, seltrorexant and MIN-301, or for other indications that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial drugs or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights.

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

*Our failure to obtain regulatory approval in additional international jurisdictions would prevent us from marketing our product candidates outside the European Union and the United States.

We plan to seek regulatory approval to commercialize our product candidates in the European Union and, other than seltrorexant, in the United States. We also expect to seek regulatory approval in additional foreign countries. To market and sell our products in other jurisdictions, we must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval may differ substantially from that required to obtain EMA or FDA approval. The regulatory approval process outside the European Union and United States generally includes risks substantially similar to those associated with obtaining EMA or FDA approval. In addition, in many countries outside the United States, we must secure product price and reimbursement approvals before regulatory authorities will approve the product for sale in that country or within a short time after receiving such marketing approval. Obtaining foreign regulatory approvals and compliance with foreign regulatory requirements could result in significant delays, difficulties and costs for us and could delay or prevent the introduction of our products in certain countries. Further, clinical trials conducted in one country may not be accepted by regulatory authorities in other countries and regulatory approval in one country does not ensure approval in any other country, while a failure or delay in obtaining regulatory approval in one country may have a negative effect on the regulatory approval process in others. Also, regulatory approval for any of our product candidates may be withdrawn. If we fail to comply with the regulatory requirements in international markets or do not receive applicable marketing approvals, our target market will be reduced and our ability to realize the full market potential of our product candidates will be harmed and our business will be adversely affected. We may not obtain foreign regulatory approvals on a timely basis, if at all, especially because some foreign jurisdictions require prior approval of a treatment by the domestic regulatory agency. Our failure to obtain approval of any of our product candidates by regulatory authorities in another country may significantly diminish the commercial prospects of that product candidate and our business prospects could decline.

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

For example, in March 2010, President Obama signed into law the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or, collectively, the ACA, a law intended to, among other things, broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against healthcare fraud and abuse, add new transparency requirements for healthcare and health insurance industries, impose new taxes and fees on pharmaceutical and medical device manufacturers and impose additional health policy reforms. Some of the provisions of the ACA have yet to be implemented, and there have been judicial and Congressional challenges to certain aspects of the ACA. In addition, the current administration and Congress will likely continue to seek legislative and regulatory changes, including repeal and replacement of certain provisions of the ACA. For example, in May 2017, the U.S. House of Representatives passed legislation known as the American Health Care Act of 2017, and in June 2017, a bill titled the Better Care Reconciliation Act of 2017 was released by U.S. Senate Republicans, but was not passed by the full Senate. The prospects for further Congressional action remain uncertain. We continue to evaluate the effect that the ACA and its possible repeal and replacement has on our business. We cannot predict the full impact of the ACA on pharmaceutical companies, as many of the ACA reforms require the promulgation of detailed regulations implementing the statutory provisions, which has not yet occurred.

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

Because we plan to continue to conduct our clinical trials in Europe, we are exposed to currency fluctuations and exchange rate risks. The costs of our CROs may be incurred in Euros and we may pay them in Euros, however, we expect to keep the substantial portion of our cash, cash equivalents and marketable securities (current and non-current) and private placement transactions, in United States Dollars. Therefore, fluctuations in foreign currencies, especially the Euro, could significantly impact our costs of conducting clinical trials. In addition, we may have to seek additional funding earlier than expected, which may not be available on acceptable terms or at all. Changes in the applicable currency exchange rates might negatively affect the profitability and business prospects of the third parties conducting our future clinical trials. This might cause such third parties to demand higher fees or discontinue their operations. These situations could in turn increase our costs or delays our clinical development, which could have a material adverse effect on our business, financial condition and results of operations.

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

As of September 30, 2017, we had eleven full-time employees. As our development and commercialization plans and strategies develop, we expect to need additional managerial, operational, sales, marketing, financial and other resources. Future growth would impose significant added responsibilities on members of management, including:

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

Our co-development and license agreement with Janssen provides us with European Union commercialization rights for seltrorexant and the right to royalties on any sales of seltrorexant outside of the European Union. We have assumed strategic control for clinical development of seltorexant in insomnia and all financial responsibility for Phase 3 development costs for seltorexant in this indication and will only realize revenues from seltrorexant if it is approved and if our license agreement with Janssen is not terminated by Janssen. Janssen may terminate our license agreement following a material breach by us or certain insolvency events, including if we are unable to fund our portion of the development costs. As a result, we may never realize any revenues from the commercialization of seltrorexant, even if approved. In addition, at certain development milestones, including the completion of a single dose Phase 1 clinical trial of seltrorexant in patients with MDD, Janssen has the right to opt out of its obligation to fund further development, and we may be unable to fund such development without Janssen’s financial support.

Even if we receive revenues on European Union sales or royalties on sales outside of the European Union under the Janssen license agreement, we may not receive revenues that equal or exceed the amount we are obligated to invest in seltrorexant’s clinical development under the agreement. As a result, the license agreement for seltrorexant may never result in any profits to us and may have a material adverse effect on us or our business prospects.

*We may not be successful in establishing new collaborations which could adversely affect our ability to develop future product candidates and commercialize future products.

We are collaborating with Janssen on the development of seltrorexant. We may also seek to enter into additional product collaborations in the future, including alliances with other biotechnology or pharmaceutical companies, to enhance and accelerate the development of our future product candidates and the commercialization of any resulting products. We face significant competition in seeking appropriate collaborators and the negotiation process is time-consuming and complex. Moreover, we may not be successful in our efforts to establish collaborations or other alternative arrangements for any future product candidates because our research and development pipeline may be insufficient, our product candidates may be deemed to be at too early of a stage of development for collaboration efforts and/or third parties may view our product candidates as lacking the requisite potential to demonstrate safety and efficacy. As a result, we may have to delay the development of a product candidate and attempt to raise significant additional capital to fund development. Even if we are successful in our efforts to establish collaborations, the terms that we agree upon may not be favorable to us and we may not be able to maintain such collaborations if, for example, development or approval of a product candidate is delayed or sales of an approved product are disappointing.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

We did not sell any unregistered securities during the three months ended September 30, 2017.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased(1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
7/01/17 to 7/31/17	-	-	-	-
8/01/17 to 8/31/17	3,892,256	$0.0001	-	-
9/01/17 to 9/30/17	-	-	-	-
Total	3,892,256	-	-	-

(1) On August 29, 2017, the European Commission approved an amendment to the Company’s Co-Development and License Agreement with Janssen (the “Amendment). In connection with the Amendment, the Company repurchased all of the 3,892,256 shares of its stock previously owned by Johnson & Johnson Innovation-JJDC Inc. at a per share price of $0.0001.

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

10.1

Sublease Agreement dated October 2, 2017 by and between Minerva Neurosciences, Inc. and Profitect, Inc. NV (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 6, 2017)

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

Date: November 6, 2017