Form 10-K
period 2017-12-31
Minerva Neurosciences, Inc.
filed 2018-03-12
CIK 1598646

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-36517

Minerva Neurosciences, Inc.

(Exact name of Registrant as specified in its Charter)

Delaware	26-0784194
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1601 Trapelo Road, Suite 286 Waltham, MA	02451
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definition of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate value of the Company’s Common Stock held by non-affiliates of the Company was approximately $238.6 million as of June 30, 2017, the last day of the Company’s most recently completed second fiscal quarter, when the last reported sales price was $8.85 per share.

The number of shares of Registrant’s Common Stock outstanding as of March 9, 2018 was 38,749,343.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement relating to the 2018 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A with the Securities and Exchange Commission are incorporated by reference into Part III of this Report. Such proxy statement will be filed with the Securities and Exchange Commission not later than 120 days following the end of the Registrant’s fiscal year ended December 31, 2017.

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

Our product portfolio and potential indications include: roluperidone (also known as MIN-101) for the treatment of schizophrenia; seltorexant (also known as MIN-202 or JNJ-42847922), which we are co-developing with Janssen Pharmaceutica NV, or Janssen, for the treatment of insomnia disorder and  major depressive disorder, or MDD; MIN-117 for the treatment of MDD; and MIN-301 for the treatment of Parkinson’s disease. We believe our product candidates have significant potential to improve the lives of a large number of affected patients and their families who are currently not well-served by available therapies. According to Datamonitor, an independent market research firm, in 2017 approximately 2.8 million people suffered from schizophrenia, 29.0 million suffered from MDD and 2.0 million suffered from Parkinson’s disease in the United States, Japan and the five major European Union markets of France, Germany, Italy, Spain and the United Kingdom.  Insomnia as a symptom affects up to 50% of the general population, while insomnia with significant daytime consequences is estimated to affect 7% to 13% of the population worldwide and is recognized as a major public health issue.

Our Strategy

Our strategy is to develop and commercialize first-in-class products that address critical unmet medical needs in the CNS therapeutic area. We are pursuing this strategy based on the following principles: selection of differentiated products with novel mechanisms of action that target therapeutic areas of high unmet need and significant disease burden; attention to patient safety and compliance; scientific rigor applied to patient selection and clinical trial conduct; engagement of highly trained clinical trial investigators; incorporation of patient and caregiver insights to drive clinical advancements; and integrity. With the experience and knowledge base of our clinicians and physicians, we have generated substantive data from randomized, double blind, placebo-controlled trials that support the clinical advancement of these products in defined patient populations and in several regulatory jurisdictions. In summary, key elements of our strategy are:

•	Identify, acquire and develop differentiated products with innovative mechanisms of action based on biological and clinical insights into the unmet needs of patients;
•

Leverage the randomized, double-blind, placebo-controlled data from completed proof-of-principle trials to advance the clinical development of our product candidates in multiple regulatory jurisdictions;

•

Prepare for the commercialization of our lead product, roluperidone, based on its differentiated profile as a potential monotherapy in schizophrenia and, in the longer term as a potential treatment for other degenerative brain disorders in which negative symptoms represent a significant debilitating, unmet need;

•

Selectively explore collaborations with leading pharmaceutical companies to maximize the value of our current product candidate portfolio, particularly in connection with pivotal clinical trials and subsequent regulatory review, approval and commercialization;

•

Apply our management team’s expertise and current intellectual property portfolio to identify and explore additional indications to investigate with our current portfolio of compounds and to acquire additional product candidates.

Our History

In November 2013, Cyrenaic Pharmaceuticals, Inc., or Cyrenaic, and Sonkei Pharmaceuticals, Inc., or Sonkei, merged, and the combined company was renamed Minerva Neurosciences, Inc. Cyrenaic had been incorporated in 2007 and had exclusively licensed roluperidone from Mitsubishi Tanabe Pharma Corporation, or MTPC. Sonkei had been incorporated in 2008 and had exclusively licensed MIN-117 from MTPC. We executed the merger as we saw an opportunity to better serve an underserved patient population through combining a portfolio of promising product candidates targeting CNS diseases. As a result of the merger, we have the rights to develop and commercialize roluperidone and MIN-117 globally, excluding most of Asia.

We further expanded our product candidate portfolio in February 2014 by acquiring the shares of Mind-NRG Sarl, or Mind-NRG, which had exclusive rights to develop and commercialize MIN-301 globally. In addition, in February 2014 we entered into a co-development and license agreement with Janssen, one of the Janssen Pharmaceutical Companies of Johnson & Johnson. Pursuant to this agreement, subsequently amended in June 2017, we are co-developing seltorexant and have the right to commercialize this compound in the European Union, Switzerland, Liechtenstein, Iceland and Norway, or the Minerva Territory, subject to royalty payments to Janssen, with Janssen having commercialization rights outside of the Minerva Territory, subject to royalty payments to us.

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

Our Pipeline

Program	Primary Indications	Mechanisms of Action	Pre- clinical	Phase 1	Phase 2	Phase 3
Roluperidone (MIN-101)	Negative symptoms in Schizophrenia	• 5-HT$_{2A}$ antagonist • Sigma$_2$ antagonist	**Phase 3 initiated December 2017 (MIN-101C07)**			
Seltorexant (MIN-202)	Primary Insomnia	• Selective Orexin2 antagonist	**Phase 2b initiated Dec 2017 (ISM2005)**			
	Major Depressive Disorder as adjunctive therapy		**Phase 2b initiated Sep 2017 (MDD2001)** **Phase 2b initiated Dec 2017 (MDD2002)**			
MIN-117	Major Depressive Disorder as monotherapy	• 5-HT$_{1A}$ • 5HT transporter • Alpha-1a, b • Dopamine transporter • 5-HT$_{2A}$ antagonist	**Phase 2b planned H1 2018 (MIN-117C03)**			
MIN-301	Parkinson's Disease	• Neuregulin 1β1 activating ErbB4	**Pre-clinical**

Roluperidone (MIN-101)

Introduction

Roluperidone is a compound that has been shown to block serotonin receptors and sigma receptors, two receptors in the brain that are involved in the regulation of mood, cognition, sleep and anxiety. We are developing roluperidone to treat patients with schizophrenia. Roluperidone has been designed to block a specific subtype of serotonin receptor called 5-HT2A. When 5-HT2A is blocked, certain symptoms of schizophrenia, such as hallucinations, delusions, agitation and thought and movement disorders, as well as the side effects associated with antipsychotic treatments, can be minimized. Additionally, blocking 5-HT2A promotes slow wave sleep, a sleep stage often disrupted in patients with schizophrenia. Roluperidone has also been designed to block a specific subtype of sigma receptor called sigma-2, which is involved in movement control, psychotic symptom control and learning and memory. Blocking sigma-2 also increases calcium levels in neurons in the brain, which can improve memory.

We believe the scientifically supported and innovative mechanisms of action of roluperidone may potentially address the unmet needs of schizophrenic patients, which include negative symptoms and cognitive impairment, as well as the side effects of existing therapies. We plan to seek approval of roluperidone initially as a first line monotherapy to treat negative symptoms in patients diagnosed with schizophrenia, and we also may study its use in monotherapy or in combination with approved atypical antipsychotic agents to treat all aspects of the disease, including positive symptoms and relapse prevention. We believe that roluperidone, if approved, could treat the majority of patients diagnosed with schizophrenia. An estimated 69% of patients diagnosed with schizophrenia have negative symptoms, with at least 42% of patients diagnosed with schizophrenia having prominent negative symptoms. Beyond schizophrenia, we believe roluperidone may possess therapeutic utility in degenerative brain disorders where negative symptoms constitute a significant unmet need.

We have exclusively licensed roluperidone and a number of back-up compounds from MTPC. MTPC has retained commercialization rights to roluperidone in most of Asia.

Clinical Development

Phase 3 Clinical Trial

On December 19, 2017, we announced the screening of the first patient in the pivotal Phase 3 clinical trial of roluperidone (Study MIN-101C07) as monotherapy for negative symptoms in patients diagnosed with schizophrenia.  The trial is a multicenter, randomized, double-blind, parallel-group, placebo-controlled, 12-week study to evaluate the efficacy and safety of 32 milligrams, or mg, and 64 mg of roluperidone in adult patients with negative symptoms of schizophrenia.  The 12-week study will be followed by a 40-week, open-label extension period during which patients on drug will continue receiving their original dose and patients on placebo will receive either 32 mg or 64 mg of roluperidone.

Approximately 500 patients will be enrolled in this trial at approximately 60 clinical sites in the U.S. and Europe, with about 30 percent of patients coming from the U.S.  Patients will be initially randomized equally to receive one of the two doses of roluperidone or placebo for 12 weeks.  Thereafter, all patients will continue treatment with active drug for the 40-week extension period.  Top-line results from the 12-week double blind phase of this trial are expected in the first half of 2019.

The primary endpoint of this trial will be improvement in negative symptoms in patients treated with roluperidone compared to placebo as measured by the change in the Positive and Negative Syndrome Scale, or PANSS, Marder negative symptoms factor score, or NSFS, over the 12-week double-blind treatment period. To support the use of the Marder NSFS as the primary endpoint in the Phase 3 study, it was applied to the Phase 2b PANSS data, and the resulting analysis confirmed the robustness of the effect of roluperidone for the two tested doses. The key secondary endpoint will be the effect of roluperidone compared to placebo as measured by the Personal and Social Performance, or PSP, total score over the same period.  Additional secondary endpoints will be the effect of roluperidone compared to placebo on the Clinical Global Impression of Severity, or CGI-S, score and safety and tolerability.

Patients admitted into the trial must have a documented diagnosis of schizophrenia for at least one year and be symptomatically stable for at least 6 months with moderate to severe negative symptoms (>20 on the PANSS negative symptom subscale) and stable positive symptoms.  Patients without severe symptoms of excitement/hyperactivity, suspiciousness, persecution, hostility, uncooperativeness, or poor impulse control will be recruited.  We believe these eligibility criteria represent the real-world patient population who may benefit when the drug is used in clinical practice.  In addition, patients treated with psychotropic agents will need to undergo wash-out before receiving study drug. These parameters were applied in screening the population treated in the Phase 2b trial.

Chemistry, Manufacturing and Controls (CMC) program

The CMC scale-up program for roluperidone is ongoing to ensure consistency between the drug batches to be used during pivotal, Phase 3 testing and those that will be available for potential marketing and commercialization pending the completion of our Phase 3 trial and subsequent regulatory submission and review of a New Drug Application (NDA) for roluperidone.  The CMC program requires validation of all aspects of the manufacturing processes required to result in a drug product that consistently meets approved quality standards.

Improved Formulation

On June 22, 2017, we announced the completion of a bridging trial to select an improved, gastro-resistant, or GR, formulation of roluperidone that we are using in the Phase 3 clinical trial with roluperidone and to include in the potential future submission of an NDA.

Data from the bridging trial of the selected new formulation demonstrated the following: single oral dose administration of the GR formulation in study MIN-101C06, Cmax was approximately 70% and 80% of those seen with the MR32 formulation administration for roluperidone and BFB-520 (a metabolite of roluperidone), respectively;  no reduction in the extent of exposure (AUCinf) for the GR formulation as compared to the formulation used in the Phase 2b study (MR formulation) with a relative bioavailability of 101% and 96.1%, and a delayed Tmax from 2.4 hours to 6.0 hours and from 6.9 hours to 12.5 hours for roluperidone and BFB-520, respectively; no food effect was observed with this formulation with ratios fed vs fasted of 1.04 and 0.96, respectively. These observed reductions in Cmax are expected to reduce the potential for transient QTc increases observed in the Phase 2b study at the higher dose, 64 mg, but not the lower dose, 32 mg; no observations of QTc prolongations throughout the bridging trial; no observable food effect, thus allowing administration of the drug with or without food without changing its pharmacokinetic properties; and confirmation of the overall safety and tolerability profile of roluperidone.

As exposures of roluperidone in the Phase 2b study and the GR formulation to be used in the Phase 3 trial are comparable, and as the two tested doses are the same for both the Phase 2b and 3 studies, we believe data from both of these studies could collectively form the basis of evaluating efficacy. We have also filed a patent application for the GR formulation, which is in addition to an already granted patent in the U.S. that provides protection until 2035. If granted, the additional patent could potentially extend exclusivity beyond 2035.

End-of-Phase 2 Meeting

In May 2017, we announced the outcome of an “end-of-Phase 2” meeting with the FDA and announced our plans to initiate Phase 3 development of roluperidone. This meeting and additional discussions with the FDA on the Phase 3 trial design and operational conduct led to the finalization of the protocol and design for that trial described above.

Phase 2b Trial

In May 2016, we announced top line results from a prospective Phase 2b, 12-week, randomized, double-blind, placebo-controlled parallel clinical trial evaluating the efficacy, safety and tolerability of roluperidone as monotherapy in patients with negative symptoms of schizophrenia using the pentagonal structure model, or PSM, of PANSS.  These negative symptoms, for which no approved treatment is currently available, affect the majority of schizophrenic patients and can persist over their lifetimes. A total of 244 patients were randomized in equal groups to receive daily doses of roluperidone 32 mg, roluperidone 64 mg or placebo at 32 clinical sites in Russia and five European countries. To participate in the trial, patients were required to have stable positive and negative symptoms for three months prior to entering the study, a PANSS negative sub-score greater than or equal to 20, and scores < 4 on the following PANSS items: excitement/hyperactivity, suspiciousness, persecution, hostility, uncooperativeness, or poor impulse control.  All three cohorts were balanced with respect to demographic and baseline disease characteristics.

The study met its primary endpoint, as we observed a statistically significant benefit of roluperidone over placebo in improving negative symptoms as measured by the PSM of PANSS. The effect was observed for both doses tested: 32 mg: p ≤ 0.024 with an effect size of 0.45, and 64 mg: p ≤ 0.004 with effect size of 0.57.

We also observed a statistically significant benefit of roluperidone over placebo on the PANSS negative symptoms subscale for both doses tested: 32 mg: p ≤ 0.006, with an effect size of 0.54, and 64 mg: p ≤ 0.001 with an effect size of 0.70.

Furthermore, we observed the statistically significant benefit of roluperidone over placebo on the PANSS total score (not significant for the 32 mg dose; p ≤ 0.003 for the 64 mg dose), with effect sizes of 0.34 and 0.57, respectively.

The consistency and robustness of the effect was also supported by the observed statistically significant benefit of roluperidone over placebo in multiple other secondary endpoints as measured by the following: the PANSS general psychopathology subscale, Brief Negative Symptoms Scale total score, Clinical Global Impression of Severity, Clinical Global Impression of Improvement, Personal and Social Performance and Brief Assessment of Cognition in Schizophrenia (BACS). Positive symptoms were observed to remain stable, and the absence of extra-pyramidal symptoms (EPS) throughout the three month trial is consistent with the hypothesis that roluperidone has a direct and specific effect on negative symptoms rather than an indirect effect mediated by improvements of positive symptoms.

Discontinuation criteria based on QTcF prolongation were incorporated in the protocol. Two patients out of 162 who received roluperidone were discontinued based upon these criteria; both of these patients received the higher dose (64 mg).

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

During the extension phase, all patients received either 32 mg or 64 mg of roluperidone.  Patients who received placebo in the core phase were randomized to one of these two doses at the beginning of the extension phase.  One hundred forty-two patients from the treatment and placebo groups in the core phase entered the extension phase, with 88 patients completing the extension. Seventy patients received 32 mg and 72 patients received 64 mg during the extension.

Negative symptoms were observed to continue to improve during the extension phase, as shown by a reduction from the study start for the 32 and 64 mg-treated groups of 5.5 points and 4.9 points, respectively.

Positive symptoms were observed to remain stable throughout the study, as measured by PANSS positive symptom scores. The absence of modification of positive symptoms and the favorable safety and tolerability profile are consistent with the hypothesis that roluperidone has a direct and specific effect on negative symptoms. General psychopathology was observed to improve during the extension phase for the 32 and 64 mg groups, as shown by reductions in the PANSS general psychopathology subscale score.

Roluperidone was generally reported to be well tolerated through the entire 24-week extension phase and no patient was discontinued for QTc increases. In the extension phase, we also observed that roluperidone at the doses tested did not have an effect on EPS, prolactin or weight gain and thus confirmed over a longer period of treatment that we did not observe those common side effects.

Additional data analyses from the Phase 2b trial were presented at the 55th Annual Meeting of the American College of Neuropsychopharmacology, or ACNP in December 2016. These analyses concluded that roluperidone has a direct effect on negative symptoms (rather than an indirect or pseudo effect secondary to improvements in other symptoms) as supported by the stability observed in positive symptoms, the absence of EPS and the persistence of this direct effect even after controlling for improvements in depressive symptoms.  Researchers noted that since phenomena similar to negative symptoms are manifest in many neuro-psychiatric disorders and in brain degenerative disorders such as Alzheimer’s disease and Parkinson’s disease, future trials with roluperidone could be designed to explore its potential benefit in these patient populations.

In post-hoc analysis presented at ACNP, improvement in negative symptoms was shown to be greatest among younger patients.  This finding supports the potential therapeutic benefit of roluperidone in patients with schizophrenia who are beginning to manifest these symptoms.  It is also consistent with research showing that chronic pharmacotherapeutic intervention in schizophrenia, which includes atypical antipsychotics to treat acute positive symptoms, becomes less effective as patients age and suffer long-term consequences of the disease and side effects of current treatment options, particularly the blockade of dopamine neurotransmitter pathways in the brain.

Additional results presented at ACNP suggest a benefit of treatment with roluperidone in improving cognitive function in schizophrenia patients with predominant negative symptoms.  Cognitive function was evaluated using the BACS scale. Cognitive impairment, a core feature of schizophrenia, affects up to 75% of patients and is believed to be a good predictor of functional outcome.

In July 2017, we announced that the American Journal of Psychiatry published online results from the Phase 2b clinical trial of roluperidone in a manuscript, entitled “Efficacy and Safety of MIN-101: A 12-Week Randomized, Double-Blind, Placebo-Controlled Trial of  New Drug in Development for the Treatment of Negative Symptoms in Schizophrenia”. The key finding from the publication is that roluperidone achieved its primary outcome in the trial, demonstrating statistically significant superiority over placebo in improving negative symptoms in schizophrenia patients.  Supporting these findings were similar and concomitant improvements on several secondary outcome measures, including PANSS cluster analyses of negative symptoms, the PANSS total score, the Clinical Global Impression (CGI) and the Brief Negative Symptom Scale (BNSS). Psychosis measured by the PANSS Positive symptoms subscale remained stable during the trial, suggesting that the improvement in negative symptoms associated with roluperidone was specific and not a pseudo-effect secondary to improvements in psychosis.

A second analysis of the Phase 2b data was published in the journal Schizophrenia Research, in the article entitled “The brief negative symptom scale (BNSS): Sensitivity to treatment effects.” Researchers concluded that patients treated with 64 mg of MIN-101 showed a significant decrease in BNSS total score, a secondary outcome measure in the Phase 2b trial.

MIN-117

Introduction

MIN-117 is a compound we are developing to treat patients suffering from MDD, the most prominent subtype of depression.  Patients suffering from MDD experience feelings of sadness, loss of interest or pleasure in activities, changes in sleep such as insomnia, fatigue and diminished ability to concentrate that interfere with their ability to carry out and enjoy once-pleasurable activities. While suicide is the leading cause of death in those with MDD, other factors, such as changes in immune function and susceptibility to disease, can also lead to early mortality.

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

Clinical Development

Phase 2b Trial

Building upon the results of the previous Phase 2a trial with MIN-117 in Europe, we are planning to initiate a Phase 2b trial in MDD in the U.S. and Europe in early 2018. We expect to enroll patients with MDD who also have symptoms of anxiety.  In preparation for this trial, a food effect study was recently completed, and the preliminary data show that food has no effect on the exposure PK parameters, therefore allowing dosing with or without food.

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

We observed the dose-dependent benefit of MIN-117 over placebo as measured by change in MADRS total scores.  We observed that MIN-117 at the 0.5 mg daily dose had an effect size, as compared to the placebo group, of 0.24 while the 2.5 mg daily dose had an effect size of 0.34.  This magnitude of effect size is similar to those observed with currently marketed antidepressants.  Improvement in MADRS with MIN-117 against placebo was observed at two weeks. Furthermore, data also showed that 24% of the patients treated with 2.5 mg of MIN-117 achieved remission as prospectively defined.

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

Seltorexant (MIN-202)

Introduction

Seltorexant is an innovative selective orexin 2 receptor antagonist we are co-developing with Janssen for the treatment of insomnia and as adjunctive therapy for MDD. Insomnia is the repeated difficulty with sleep initiation, maintenance or quality that occurs despite adequate time and opportunity for sleep, resulting in daytime impairment. Insomnia can be the primary condition for patients or a secondary symptom of, and contributor to, another medical or psychiatric condition, such as MDD or schizophrenia.

In the brain, the orexin system is involved in the control of several key functions, including metabolism and wakefulness. Seltorexant seeks to inhibit the activity of the neurons that promote wakefulness by selectively blocking the orexin 2 receptor. Rather than making an individual sleepier, blocking the orexin 2 receptor reduces the level of the neurotransmitters that signal the brain to maintain vigilance and wakefulness, which can be helpful for patients with insomnia. Janssen completed a Phase I single ascending dose study of seltorexant in 2011 that suggested a relationship which supports a rapid induction and promotion of sleepiness.

We are co-developing seltorexant with Janssen and own the exclusive rights to develop and commercialize the compound in the Minerva Territory subject to royalty payments to Janssen and we have the right to receive royalties on any sales outside the Minerva Territory.

Amendment to Co-Development and License Agreement with Janssen

In June 2017, we entered into an agreement with Janssen to amend our Co-Development and License Agreement for seltorexant.  The effectiveness of this amendment, or the Amendment, was contingent upon approval of its terms by the European Commission and the closing of the acquisition of Actelion by affiliates of Janssen.  These conditions were subsequently met, and the agreement became effective on August 29, 2017.

Under the amended agreement, Janssen has waived its right to royalties on seltorexant insomnia sales in the European Union, Switzerland, Liechtenstein, Iceland and Norway, or the Minerva Territory. We retain all of our rights to seltorexant, including commercialization of the molecule for the treatment of insomnia and as an adjunctive therapy for MDD, which include an exclusive license in the Minerva Territory, with royalties payable by us to Janssen. Royalties on sales outside of the Minerva Territory are payable by Janssen to us. Janssen made an upfront payment to us of $30 million upon the effectiveness of the Amendment and agreed to make a $20 million payment at the start of a Phase 3 insomnia trial for seltorexant and a $20 million payment when 50% of the patients are enrolled in this trial. Janssen further agreed to waive the remaining payments due from us until completion of the Phase 2 development of seltorexant. The $30 million payment and $11.2 million in previously accrued collaborative expenses, which were forgiven upon the effective date of the agreement, will be earned and recognized as revenue as the services are performed from the commencement of Phase 3 development to the completion of the development activities using the proportional performance method. The $30 million payment along with the $11.2 million previously accrued collaborative expenses have been included under deferred revenue on our balance sheet at December 31, 2017.

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

Clinical Development

Phase 2b Trials in MDD

On September 5, 2017, we announced the enrollment of the first patient in a Phase 2b trial of seltorexant as adjunctive therapy to antidepressants in adult patients with MDD who have responded inadequately to antidepressant therapy.  The primary objectives of this multi-center, double-blind, randomized, parallel group, placebo-controlled, adaptive-dose finding study are to assess the dose-response relationship and augmentation of antidepressant effects of up to three doses of seltorexant (10 mg, 20 mg and 40mg) and to assess the safety and tolerability of seltorexant compared to placebo. The trial consists of three phases: a screening phase lasting up to four weeks, a six-week double-blind treatment phase and a two-week post-treatment follow-up phase. We plan to enroll approximately 280 patients at approximately 85 clinical sites in the U.S., Europe, Russia and Japan.

On December 21, 2017, we announced the enrollment of the first patient in a Phase 2b clinical trial comparing seltorexant versus quetiapine as adjunctive therapy in patients with MDD who have responded inadequately to antidepressant therapy.  The primary objective of this multi-center, double-blind, randomized, flexible-dose, parallel-group study is to assess the efficacy of flexibly dosed seltorexant compared to flexibly dosed quetiapine as adjunctive therapy to a baseline antidepressant drug in delaying time to all-cause discontinuation of study drug over a 6-month treatment period.  Time to all-cause discontinuation is defined as the number of days from administration of the first dose of study drug to administration of the last dose of study drug.

The trial consists of three phases: a screening phase lasting up to four weeks, a six-month double-blind treatment phase and a two-week follow-up phase.  Approximately 100 patients 18 to 64 years of age are planned to be randomized at approximately 34 sites in the U.S. to receive either flexibly dosed seltorexant, 20 mg or 40 mg, or flexibly dosed quetiapine XR, 150 mg or 300 mg.  Subjects will continue to take their baseline antidepressant therapy of either an SSRI (selective serotonin reuptake inhibitor) or an SNRI (serotonin-norepinephrine reuptake inhibitor) at the same dose throughout the screening, double-blind and follow-up phases.

Phase 2b Trial in Insomnia Disorder

On December 6, 2017, we announced the enrollment of the first patient in a Phase 2b clinical trial of seltorexant in patients with insomnia disorder.  This multicenter, double-blind, randomized, parallel-group, active- and placebo-controlled dose finding study is designed to assess the efficacy and safety of seltorexant in both adult and elderly subjects with insomnia disorder.  The primary objective of this trial is to assess the dose-response of three doses of seltorexant (5, 10 and 20 mg daily) compared to placebo on sleep onset as measured by the latency to persistent sleep (LPS) using polysomnography (PSG).  The key secondary objective is to assess the dose-response of these three doses compared to placebo on wake after sleep onset (WASO) over the first six hours using PSG.  In addition, the effects of seltorexant on sleep and cognition will be compared to those effects of zolpidem to determine potential differences between the compounds.

A total of approximately 360 patients 18 to 85 years of age will be randomized in this study at clinical sites in the United States, European Union and Japan.  The duration of participation in this study for an individual subject will be up to 61 days, including screening and follow-up.

MIN-301

We are developing MIN-301, a soluble recombinant form of the Neuregulin-1b1, or NRG-1b1, protein, for the treatment of Parkinson’s disease and potentially for other neurodegenerative disorders. We believe MIN-301 has the potential to slow the onset of, and restore the brain tissue damage caused by, the disease. MIN-301 is produced by recombinant technology, which is a type of process that modifies the genetics of a biological organism to cause it to produce a particular product. MIN-301 is a peptide that contains the extracellular domain of the human neureglin-1 beta 1 protein and is produced using an Escherichia coli organism that is genetically engineered to express this peptide.   Once administrated, this peptide binds to a particular receptor, ErbB4, which produces certain biological effects. For instance, binding to ErbB4 modulates the levels of certain neurotransmitters such as GABA and glutamate in the brain, which are often unbalanced in individuals with Parkinson’s disease. Further, ErbB4 promotes oxygenation and metabolism of neurons, which could indicate MIN-301 could reverse the damage caused by Parkinson’s disease.

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

We previously announced results from a non-human primate study showing that treatment with an analog of MIN-301 resulted in improvements in a range of symptoms associated with a Parkinson’s disease model in primates. The results confirmed the beneficial effects of MIN-301 in non-primate preclinical models.  We believe these data provide support for advancing MIN-301 into clinical trials for the treatment of Parkinson’s disease in humans. Building upon these data, we are continuing to conduct preclinical studies in preparation for an IND or Investigational Medicinal Product Dossier, or IMPD, filing, with a Phase 1 study expected to commence thereafter.

License Agreements

Roluperidone License Agreement with MTPC

We have entered into a license agreement with MTPC dated as of August 30, 2007, as amended, or the Roluperidone License Agreement. Under the terms of the Roluperidone License Agreement, we acquired an exclusive license to the lead compound known as CYR-101 (subsequently renamed roluperidone), and other compounds with a similar structure and intended purpose and other data included within the valid claims of certain patents licensed to us under the Roluperidone License Agreement. The license is for world-wide rights other than certain countries in Asia, including China, Japan, India and South Korea. We will pay MTPC a tiered royalty for net sales of product by us or any of our affiliates or sublicensees containing the licensed compound at a range of percentages of the high single digits to the low teens depending on net sales of products under the Roluperidone License Agreement. We were also required to make certain milestone payments upon the achievement of certain development and commercial milestones, potentially up to $57.5 million for roluperidone and up to $59.5 million for additional products.

In January 2014, we renegotiated the structure of the license for roluperidone such that we are required to make milestone payments upon the achievement of one development milestone totaling $0.5 million and certain commercial milestones, which could total up to $47.5 million, in the aggregate, as well as the tiered royalty payments described above. In addition, in the event that we sell the rights to the license, MTPC will be entitled to a percentage of milestone payments in the low teens and a percentage of royalties received by us in the low double digits. This license agreement has a term of the later of 12 years from the launch of the product in each country in our territory, or the expiration of our obligation to pay royalties, upon which we will have a fully paid-up, non-exclusive, perpetual, irrevocable license. Our obligation to pay royalties continues, on a country-by-country basis, until the expiration of the last-to-expire patent that covers roluperidone in each country in our territory.

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

In January 2014, we renegotiated the structure of the license for MIN-117 such that we are required to make certain milestone payments upon the achievement of certain commercial milestones up to $47.5 million. In addition, in the event that we sell the rights to the license, MTPC will be entitled to a percentage of milestone payments in the low teens and a percentage of royalties received by us in the low double digits. This license agreement has a term of the later of 10 years from the launch of the product in each country in our territory, or the expiration of our obligation to pay royalties, upon which we will have a fully paid-up, non-exclusive, perpetual, irrevocable license. Our obligation to pay royalties continues, on a country-by-country basis, until the expiration of the last-to-expire patent that covers MIN-117 in each country in our territory. In April 2015, we amended the diligence milestone obligation under the license agreement for MIN-117 to extend the deadline from April 30, 2015 to June 30, 2015 to begin enrollment in a Phase IIa or Phase IIb study with MIN-117 in patients suffering major mood disorders. As consideration for the two-month extension, we paid MTPC, and recorded an expense for, $80,000 in the year ended December 31, 2015. We met the enrollment milestone obligation in June 2015.

Seltorexant Co-Development and License Agreement with Janssen

On February 13, 2014, we signed a co-development and license agreement (“the agreement”) with Janssen, which became effective upon completion of our initial public offering and the payment of a $22.0 million license fee. Under the agreement, Janssen, the licensor, granted us an exclusive license, with the right to sublicense, in the Minerva Territory, under (i) certain patent and patent applications to sell products containing any orexin 2 compound, controlled by the licensor and claimed in a licensor patent right as an active ingredient and (ii) seltorexant for any use in humans. In addition, upon regulatory approval in the Minerva Territory (and earlier if certain default events occur), we will have rights to manufacture seltorexant, also known as JNJ-42847922. We have granted to the licensor an exclusive license, with the right to sublicense, under all patent rights and know-how controlled by us related to seltorexant to sell seltorexant outside the Minerva Territory. In consideration of the licenses granted on July 7, 2014, we made a license fee payment of $22.0 million, which was included as a component of research and development expense in 2014.

The original agreement contains certain provisions, which include our ability to opt-out of the agreement upon completion of certain milestones.  If we elect to participate in the development program through to the potential commercial approval of seltorexant we will pay a quarterly royalty percentage to the licensor in the high single digits on aggregate net sales for seltorexant products sold by us, our affiliates and sublicensees in the Minerva Territory. The licensor will pay a quarterly royalty percentage to us in the high single digits on aggregate net sales for seltorexant products sold by the licensor outside the Minerva Territory.  In accordance with the development agreement, we will pay 40% of seltorexant development costs related to the joint development of any seltorexant products.

Our share of aggregate development costs shall not exceed (i) $5.0 million for the period beginning from the effective date of the license and ending following the completion of certain Phase 1b clinical trials and animal toxicology studies, and (ii) $24.0 million for the period beginning from the effective date of the license and ending following the completion of certain Phase 2 clinical trials.  Janssen has a right to opt out at the end of certain development milestones, after which, Janssen will not have to fund further development of seltorexant and the Minerva Territory will be expanded to also include all of North America. We would then owe Janssen a reduced royalty in the mid-single digits for all sales in the Minerva Territory. Janssen may also terminate the agreement for our material breach or certain insolvency events, including if we are unable to fund our portion of the development costs.

We account for the co-development and license agreement as a joint risk-sharing collaboration in accordance with ASC 808, Collaboration Arrangements. Payments between us and the licensor with respect to each party’s share of seltorexant development costs that have been incurred pursuant to the joint development plan are recorded within research and development expenses or general and administrative expenses, as applicable, in the accompanying consolidated statements of operations due to the joint risk-sharing nature of the activities. We have included zero and $2.5 million in accrued collaborative expenses, as of December 31, 2017 and December 31, 2016, respectively, related to this agreement. In the 12 months ended December 31, 2017 and 2016, we paid $2.5 million and zero, respectively, related to development activities under this agreement.

On July 6, 2016, we and Janssen agreed that “Decision Point 2” had been reached as defined under the co-development agreement. As neither party has exercised their right to withdraw from the agreement, we paid Janssen $3.5 million and incurred direct expenses of $0.3 million related to development activities under the current phase of development. During the 12 months ended December 31, 2017 and 2016, we recorded an expense of $11.2 million and $3.5 million, respectively, for certain development activities in accordance with the terms of the co-development agreement. We have included zero and $2.5 million in accrued collaborative expenses as of December 31, 2017 and December 31, 2016, respectively, related to this agreement.

In June 2017, we entered into the Amendment.  The effectiveness of the Amendment was contingent upon approval of its terms by the European Commission and the closing of the acquisition of Actelion by affiliates of Janssen.  These conditions were subsequently met, and the agreement became effective on August 29, 2017. Under the amended agreement, Janssen has waived its right to royalties on seltorexant insomnia sales in the European Union, Switzerland, Liechtenstein, Iceland and Norway (the “Minerva Territory”). We retain all of its rights to seltorexant, including commercialization of the molecule for the treatment of insomnia and as an as adjunctive therapy for MDD, which include an exclusive license in the Minerva Territory, with royalties payable by us to Janssen on seltorexant MDD sales. Royalties on sales outside of the Minerva Territory are payable by Janssen to us. Janssen made an upfront payment to us of $30 million upon the effectiveness of the Amendment and agreed to make a $20 million payment at the start of a Phase 3 insomnia trial for seltorexant and a $20 million payment when 50% of the patients are enrolled in this trial. Janssen further agreed to waive the remaining payments due from us until completion of the Phase 2 development of seltorexant. The $30 million payment and $11.2 million in previously accrued collaborative expenses, which were forgiven upon the effective date of the agreement, will be earned and recognized as revenue as the services are performed from the commencement of Phase 3 development to the completion of the development activities using the proportional performance method. The $30 million payment along with the $11.2 million in previously accrued collaborative expenses have been included under Deferred Revenue on our balance sheet at December 31, 2017. In connection with the Amendment, we repurchased all of the approximately 3.9 million shares of its common stock previously owned by Johnson & Johnson Innovation-JJDC Inc. at a per share price of $0.0001, for an aggregate purchase price of approximately $389.

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

Competition

Roluperidone: Competition in the Pharmaceutical Market for the Treatment of Schizophrenia

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

Given the focus of currently approved drug therapies for positive symptoms and their side effect profiles, we believe these therapies are unlikely to be directly competitive with roluperidone, which is intended to target primarily negative symptoms and cognitive impairment. However, new drug therapies in addition to roluperidone are being developed to address the limitations of current therapies. Several new pharmacological approaches have been investigated. One targets a neurotransmitter called glutamate and the other targets a neurotransmitter called nicotine. Glutamate is the most predominant neurotransmitter system in maintaining the brain in an active state and is involved in maintaining accurate vigilance, attention and contributing to some cognitive skills. Nicotine is among the most predominant neurotransmitter system involved in learning and some other cognitive skills. On Sept. 22, 2017, Allergan announced it had received a Refusal to File (RTF) letter from the FDA regarding their antipsychotic product, Vraylar. The FDA, according to Allergan’s press-release, determined that the sNDA for the treatment of negative symptoms was not sufficiently complete to permit a substantive review. Allergan has stated that the company is in the process of planning a meeting with the FDA, to respond to the issues, and to seek clarification of what information will be required.

Specific compounds under development that include negative symptoms as a target include Acadia Pharmaceuticals’ Pimavanserin, a selective serotonin inverse agonist (SSIA) that is approved for the treatment of hallucinations and delusions associated with Parkinson’s disease psychosis.  Other products in clinical development whose targets include negative symptoms (although not necessarily defined as a primary outcome of their clinical trials) are SyneuRx’s NaBen and Avanir Pharmaceuticals’ AVP-786.

MIN-117: Competition in the Pharmaceutical Market for the Treatment of MDD

The pharmaceutical market for the treatment of MDD is largely comprised of selective serotonin reuptake inhibitors (SSRIs), serotonin and norepinephrine reuptake inhibitors (SNRIs) and atypical antipsychotics. By the time of MIN-117’s estimated launch, if approved by the FDA, a number of these marketed antidepressants will be generic, and would be key competitors to MIN-117. These products include Forest’s Lexapro/Cipralex (escitalopram), Pfizer’s Zoloft (sertraline), GlaxoSmithKline’s Paxil/Seroxat (paroxetine), Eli Lilly’s Prozac (fluoxetine), Forest’s Viibryd (vilazodone), Pfizer’s Effexor (venlafaxine), Pfizer’s Pristiq (desvenlafaxine), Eli Lilly’s Cymbalta (duloxetine), AstraZeneca’s Seroquel (quetiapine) and Bristol-Myers Squibb’s Abilify (aripiprazole).

Both SSRIs and SNRIs have significant limitations. SSRIs may lead to varying levels of weight gain and the impairment in cognitive and sexual functions. In some cases, SNRIs have a worse safety and tolerability profile compared to SSRIs, in particular with respect to cardiovascular side effects. In addition, SSRIs and SNRIs are effective in only a part of the MDD patient population. Over one-third of patients fail to respond to two or more successive lines of antidepressant therapy.

Patients with treatment-resistant depression (TRD) often require treatment with several antidepressants, such as an SSRI or SNRI, combined with an “adjunct” therapy such as an antipsychotic or mood stabilizer. These antipsychotic compounds, such as AstraZeneca’s Seroquel (quetiapine) and Bristol-Myers Squibb’s Abilify (aripiprazole), and mood stabilizers, such as Janssen Pharmaceuticals’ Topamax (topiramate), cause some slight improvements in efficacy but often have unacceptable side effects, including motor symptoms, sedation, lack of concentration, and weight gain.

MIN-117 may have a faster onset of action, fewer side effects than existing treatments, and could benefit non- or partial-responders, but a number of products in development could also compete with MIN-117. Lundbeck’s Vortioxetine (Brintellix), an SSRI with additional 5-HT receptor modulation activity, has been developed as a monotherapy and was recently approved by the FDA for use as a second-line therapy. Brintellix has been shown to have fewer side effects, in particular less impact on cognition, than existing therapies, though it does not show improved efficacy on depressive symptoms In addition, Janssen’s esketamine and Allergan’s rapastinel (formerly Naurex GLYX-13) both target the NMDA receptor and are expected to have a faster onset of therapeutic effect as compared to currently available therapies.

Seltorexant: Competition in the Pharmaceutical Market for the Treatment of Insomnia

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

Unlike existing therapies, seltorexant, if approved, is expected to inhibit wakefulness-promoting neurotransmitters, rather than activating sleep-promoting neurotransmitters. In August 2014, Merck & Co.’s dual orexin receptor antagonist, suvorexant, was approved by the FDA and is currently marketed under the name Belsomra®. We believe that Belsomra may be the only new insomnia pharmaceutical product to launch significantly in advance of seltorexant’s launch. If approved, we believe seltorexant, which is a single orexin receptor antagonist that targets orexin 2 pathways only and has a different pharmacokinetic profile from Belsomra, may have equal or superior efficacy, less residual sedation and impaired daytime functioning, and superior preservation of appropriate levels of REM as compared to Belsomra.

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

Roluperidone

Compound

Under our agreement with MTPC, we have an exclusive license to U.S. Patent No. 7,166,617, which claims the roluperidone compound, as well as to corresponding patents in the following countries: Australia, Canada, Europe (Albania, Austria, Belgium, Republic of Cyprus, Denmark, Finland, France, Germany, Greece, Ireland, Italy, Latvia, Liechtenstein, Lithuania, Luxembourg, Macedonia, Monaco, Netherlands, Portugal, Romania, Slovenia, Spain, Sweden, Switzerland, Turkey, and United Kingdom), Israel, New Zealand, and Russia.

The US ‘617 patent expires no earlier than May 17, 2021, and a patent term extension of up to 5 years may be available in the U.S. The foreign patents expire no earlier than February 26, 2021.

Pharmaceutical Compositions

We own a granted U.S. patent, a pending U.S. application and a corresponding PCT application which claim modified-release formulations of roluperidone. We plan to nationalize the PCT application in a number of foreign countries in the coming months. The terms of existing and any future granted patents in this patent family will expire no earlier than November 30, 2035.

Methods of Use

We own two granted patents in the U.S., Russia, and Europe (Austria, Belgium, Denmark, Finland, France, Germany, Greece, Ireland, Italy, Luxembourg, Netherlands, Norway, Poland, Portugal, Spain, Sweden, Switzerland, Turkey, and United Kingdom) and several pending applications in two patent families that are directed to methods of use of roluperidone to treat negative and other symptoms of schizophrenia, sleep disorders, depression and other sigma-2 disorders or conditions. Applications from these families are currently pending in the United States, Australia, Brazil, Canada, Europe and Russia. The terms of existing and any future granted patents in these two families will expire no earlier than July 20, 2031.

We also own a PCT application filed in 2017, which is directed to the use of roluperidone to treat negative symptoms in non-schizophrenic patients. We plan to file a national phase application in late 2018 from this PCT application.

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

Pharmaceutical Compositions and Methods of Use

We own pending applications in a patent family that are directed to compositions comprising a low dose of MIN-117 and their use for treating depression, sleep disorders and improving cognitive impairment in patients with depression. The applications we own are pending in the United States, Europe, Australia, Brazil, Canada, Chile, Colombia, Israel, Mexico, New Zealand, Peru, Russia, and South Africa. Patents that grant from these applications will expire no earlier than January 24, 2034. A patent term extension of up to five years may be available in the United States.

We also own a PCT application filed in 2017, which is directed to the use of MIN-117 to treat anxiety disorders. We plan to file national phase applications in 2018 from this patent application.

Seltorexant

Compound

Under our agreement with Janssen, we are an exclusive licensee of European Patent EP2491038, which claims the seltorexant compound and was validated in 39 European countries. The terms of these patents will expire no earlier than October 21, 2030.

Methods of Use

We also have rights to a U.S. provisional patent application filed in 2016, which is directed to the use of seltorexant to treat depression.

MIN-301

We own a patent family that is directed to the use of MIN-301 for treating neurologic and psychiatric diseases, including Parkinson’s disease. This patent family includes patents granted in Australia, Europe (Austria, Belgium, Denmark, France, Germany, Greece, Ireland, Italy, Netherlands, Norway, Portugal, Spain, Sweden, Switzerland, Turkey and United Kingdom), Japan, Mexico and Russia. Applications are pending in the United States, Canada, China, Hong Kong and Mexico. The term of existing and any future granted patents in this family will expire no earlier than November 17, 2028. A patent term extension of up to five years may be available in the United States.

Data and Marketing Exclusivity

In addition to patent protection, our product candidates may also be eligible for data and marketing exclusivity protection in the U.S., EU and certain other countries. If this protection is available, no competitor may use the data in our marketing application to obtain marketing approval of a generic product during the exclusivity period.

For small molecules, such as roluperidone, seltorexant and MIN-117, the data and marketing exclusivity period is generally five years in the U.S. and ten years in the EU, measured from the FDA and EU approval dates, respectively. If MIN-301 is approved as a biologic product, it may be eligible for a data and marketing exclusivity period of twelve years in the U.S. and ten years in the EU. The data and marketing exclusivity periods in the U.S. and EU may be extended by 6 months of pediatric exclusivity if a qualifying pediatric study is performed.

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

Commercialization

We expanded our internal capabilities related to commercial planning, strategic product development and product marketing during the fourth quarter of 2017 as we plan the establishment of a sales, marketing and product distribution infrastructure in the future. Except for most of Asia, we have global commercialization rights for two of our product candidates, roluperidone and MIN-117, and European Union commercialization rights for seltorexant. We have worldwide rights for MIN-301. We believe that it will be possible for us to access European and, in the case of roluperidone, MIN-117 and MIN-301, other priority markets including the United States,

Asia, and Latin America, through a focused, specialized sales force where the population dynamics would prove efficient. Alternatively, we may enter into distribution and other marketing arrangements with third parties for any of our drug candidates that obtain marketing approval.

Subject to receiving marketing approvals, we expect to commence commercialization activities by building a focused sales and marketing organization, either alone or through collaborations with third parties, in the United States, EU and Latin America to sell our product candidates. We believe that such an organization will be able to target the community of physicians who are the key specialists in treating the patient populations for which our product candidates are being developed. Additionally, we plan to engage fully with all key constituencies involved in treatment decisions, including payors, patients and others.

Government Regulation and Product Approval

Clinical Trials and Marketing Authorization in the European Union

In Europe, a clinical trial application, or CTA, must currently be submitted to the competent national regulatory authority and to independent ethics committees in each country in which we intend to conduct clinical trials. Once the CTA is approved in accordance with that country’s requirements, clinical trial development may proceed in that country. Under the new Regulation on Clinical Trials, which is expected to take effect in 2019, there will be a centralized application procedure where one national authority takes the lead in reviewing the application and the other national authorities have only a limited involvement. Any substantial changes to the trial protocol or other information submitted with the clinical trial applications must be notified to or approved by the relevant competent authorities and ethics committees. In all cases, the clinical trials must be conducted in accordance with good clinical practices and other applicable regulatory requirements and medicines used in clinical trials must be manufactured in accordance with good manufacturing practices. A clinical trial may only be undertaken subject to certain conditions. The relevant ethics committee must give its opinion, before a clinical trial commences, on any issue requested. Clinical trials information must be entered into a European database. There are strict requirements in relation to the labeling and packaging of our product candidates, the verification of compliance with the provisions on good clinical and manufacturing practice and the notification of adverse events and serious adverse reactions.

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

The centralized procedure leads to approval of the product in all 28 EU member states and in Norway, Iceland and Liechtenstein, collectively referred to herein as the EEA. Submission of one MAA thus leads to one assessment process and one authorization that allows access to the market of the entire EEA. The process of the centralized procedure is triggered when the applicant submits an MAA to the EMA. The letter of intent also initiates the assignment of the Rapporteur and Co-Rapporteur, who are the two appointed members of the Committee for Human Medicinal Products, or CHMP, representing two EU member states. Under the centralized procedure, the maximum timeframe for the evaluation of an MAA by the EMA is 210 days. This excludes so-called clock stops, during which additional written or oral information is to be provided by the applicant in response to questions asked by the Committee for Human Medicinal Products, or CHMP. At the end of the review period, the CHMP provides an opinion to the European Commission. If this is opinion favorable, the Commission may then adopt a decision to grant a marketing authorization. In exceptional cases, the CHMP might perform an accelerated review of an MAA in no more than 150 days. This is usually when the product is of major interest from the point of view of public health and, in particular, from the viewpoint of therapeutic innovation.

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

The European Union medicines rules expressly permit the EU Member States to adopt national legislation prohibiting or restricting the sale, supply or use of any medicinal product containing, consisting of or derived from a specific type of human or animal cell, such as embryonic stem cells. While the products we have in development do not make use of embryonic stem cells, it is possible that the national laws in certain EU Member States may prohibit or restrict us from commercializing our products, even if they have been granted an EU marketing authorization.

An innovator company enjoys a period of “data exclusivity” during which their pre-clinical and clinical trials data may not be referenced in the regulatory filings of another company (typically a generic company) for the same drug substance.

Data exclusivity in Europe is 8 years from the date of first authorization in Europe with an additional period of 2 years of “market exclusivity.” This is the period of time during which a generic company may not market an equivalent generic version of the originator’s pharmaceutical product. An additional 1 year may be obtained where the innovator company is granted a marketing authorization within the above 8-year period for a significant new indication for the relevant medicinal product.

The Pediatric Regulation provides that an application for a new marketing authorization must include the results of all trials performed and details of all information collected in compliance with an agreed pediatric investigation plan, or PIP, unless a deferral or waiver applies on the basis that pediatric use is not relevant - also the requirement can be deferred by agreement.

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

U.S. FDA Approval Process

In the United States, pharmaceutical products are subject to extensive regulation by the FDA. The Federal Food, Drug, and Cosmetic Act, or the FDCA, and other federal and state statutes and regulations, govern, among other things, the research, development, testing, manufacture, packaging, storage, recordkeeping, approval, labeling, advertising, promotion and marketing, distribution, post-approval monitoring and reporting, sampling, and import and export of pharmaceutical products.  MIN-301, a peptide, may be regulated as a biologic and additionally subject to the Public Health Service Act. Failure to comply with applicable U.S. requirements may subject a company to a variety of administrative or judicial sanctions, such as FDA refusal to allow pending Investigational New Drug Applications, or INDs, and approve NDAs, withdrawal of a marketing approval, imposition of clinical holds or termination of clinical trials, or issuance of Warning or Untitled Letters, product recalls, product seizures, refusal to allow imports or exports total or partial suspension of production or distribution, debarment, injunctions, fines, refusal of government contracts, exclusion from participation in federal and state healthcare programs, restitution, disgorgement, civil penalties and criminal prosecution, including criminal fines and imprisonment.

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

After completion of the required clinical testing, an NDA is prepared and submitted to the FDA. FDA approval of the NDA is required before marketing of the product may begin in the United States. The NDA must include the results of all pre-clinical, clinical and other testing and a compilation of data relating to the product’s pharmacology, chemistry, manufacture and controls, and proposed labeling, among other things. Under federal law, the submission of most marketing applications is subject to a substantial application user fee, and the sponsor of an approved application is also subject to annual program fees.

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

In the European Union, holders of a marketing authorization must establish and maintain a pharmacovigilance system and appoint an individual qualified person for pharmacovigilance, or QPPV, who is responsible for oversight of that system. Key obligations include expedited reporting of suspected serious adverse reactions and submission of periodic safety update reports, or PSURs.

All new European marketing authorization applications must include a risk management plan, or RMP, describing the risk management system that the company will put in place and documenting measures to prevent or minimize the risks associated with the product. The regulatory authorities may also impose specific obligations as a condition of the marketing authorization. Such risk-minimization measures or post-authorization obligations may include additional safety monitoring, more frequent submission of PSURs, or the conduct of additional clinical trials or post-authorization safety studies. RMPs and PSURs are routinely available to third parties requesting access, subject to limited redactions. All advertising and promotional activities for the product must be consistent with the approved summary of product characteristics, and therefore all off-label promotion is prohibited. Direct-to-consumer advertising of prescription medicines is also prohibited in the European Union. Although general requirements for advertising and promotion of medicinal products are established under EU directives, the details are governed by regulations in each EU Member State and can differ from one country to another.

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

If our operations are found to be in violation of any of the health regulatory laws described above or any other laws that apply to us, we may be subject to penalties, including potentially significant criminal and civil and/or administrative penalties, damages, fines, disgorgement, individual imprisonment, exclusion from participation in government healthcare programs, contractual damages, reputational harm, administrative burdens, diminished profits and future earnings, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations. To the extent that any of our products are sold in a foreign country, we may be subject to similar foreign laws.

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

Additionally, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices.  Specifically, there have been several recent U.S. congressional inquiries and proposed federal and proposed and enacted state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs.  At the federal level, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

Healthcare Reform

The United States and some foreign jurisdictions are considering enacting or have enacted a number of additional legislative and regulatory proposals designed to change the healthcare system in ways that could affect our ability to sell our products profitably.

In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives, including the Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and

Education Reconciliation Act of 2010, or collectively, the ACA, which substantially changed healthcare financing and delivery by both governmental and private insurers, and significantly impacted the pharmaceutical industry.  The ACA contains provisions that may potentially reduce the profitability of products, including, for example, increased rebates for products sold to Medicaid programs, extension of Medicaid rebates to Medicaid managed care plans, mandatory discounts for certain Medicare Part D beneficiaries and annual fees based on pharmaceutical companies’ share of sales to federal health care programs. There have been judicial and congressional challenges to the ACA, as well as efforts by the Trump administration to repeal or replace certain aspects of the ACA. Since January 2017, President Trump has signed two Executive Orders designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. While Congress has not passed comprehensive repeal legislation, two bills affecting the implementation of certain taxes under the ACA have been signed into law, including the repeal, effective January 1, 2019, of the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate” and delays in the implementation of the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on imposed on certain non-exempt medical devices. Congress could still consider other legislation to repeal or repeal and replace all or portions of the ACA. Congress could still consider other legislation to repeal or repeal and replace all or portions of the ACA. We expect that healthcare reform measures that may be adopted in the future may result in more rigorous coverage criteria and lower reimbursement, and in additional downward pressure on the price that may be charged for any of our product candidates, if approved.

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

Brexit and the Regulatory Framework in the United Kingdom

On June 23, 2016, the electorate in the United Kingdom voted in favor of leaving the European Union, commonly referred to as ‘‘Brexit’’. Thereafter, on March 29, 2017, the country formally notified the European Union of its intention to withdraw pursuant to Article 50 of the Lisbon Treaty. The withdrawal of the United Kingdom from the European Union is expected to take effect either on the effective date of the withdrawal agreement to be negotiated by the parties or, in the absence of agreement, two years after the United Kingdom provided the notice of withdrawal pursuant to the Treaty on European Union, or on March 29, 2019. Since the regulatory framework for pharmaceutical products in the United Kingdom covering quality, safety and efficacy of pharmaceutical products, clinical trials, marketing authorization, commercial sales and distribution of pharmaceutical products is derived from European Union directives and regulations, immediately following Brexit, it is expected that the United Kingdom’s regulatory regime will remain aligned to European regulations. It remains to be seen how, if at all, Brexit will impact regulatory requirements for product candidates and products in the United Kingdom. In the longer term, Brexit could materially impact the future regulatory regime which applies to products and the approval of product candidates in the United Kingdom.

Employees

As of December 31, 2017, we had 12 full-time employees. In addition, we are or have engaged with a number of consultants and companies, including Pharma Partnering in Research & Strategy SAS, or PPRS, that provide expertise in the key functions involved with the development of our products. None of our employees is subject to a collective bargaining agreement and we consider our relationship with our employees to be good.

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

We are not profitable and have incurred losses in each period since our inception in 2007. For the year ended December 31, 2017, and 2016, we reported net losses of $31.5 million and $31.0 million, respectively. As of December 31, 2017, we had an accumulated deficit of $164.4 million.

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

As of December 31, 2017, we had cash, cash equivalents and marketable securities (current and non-current) of $133.2 million. We believe that our existing cash, cash equivalents and marketable securities (current and non-current) will be sufficient to meet our cash commitments for at least the next 12 months after the date that the year-end condensed financial statements are issued. The process of drug development can be costly and the timing and outcomes of clinical trials is uncertain. The assumptions upon which we have based our estimates are routinely evaluated and may be subject to change. The actual amount of our expenditures will vary depending upon a number of factors including but not limited to the design, timing and duration of future clinical trials, the progress of our research and development programs and the level of financial resources available.

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

The recently passed comprehensive tax reform bill could adversely affect our business and financial condition.

On December 22, 2017, President Trump signed into law new legislation that significantly revises the Internal Revenue Code of 1986, as amended (the “Code”).  The newly enacted federal income tax law, among other things, contains significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limitation of the tax deduction for interest expense to 30% of adjusted earnings (except for certain small businesses), limitation of the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks, one time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, elimination of U.S. tax on foreign earnings (subject to certain important exceptions), immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits.  Notwithstanding the reduction in the corporate income tax rate, the overall impact of the new federal tax law is uncertain and our business and financial condition could be adversely affected.  In addition, it is uncertain if and to what extent various states will conform to the newly enacted federal tax law.

We plan to use potential future operating losses and our federal and state net operating loss, or NOL, carryforwards to offset taxable income from revenue generated from operations or corporate collaborations. However, our ability to use existing NOL carryforwards may be limited as a result of issuance of equity securities.

As of December 31, 2017, we had approximately $64.8 million of Federal NOL carryforwards. These Federal NOL carryforwards will begin to expire at various dates beginning in 2027, if not utilized. Under the newly enacted Federal income tax law, Federal NOLs incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such Federal NOLs is limited.  We plan to use our operating losses to offset any potential future taxable income generated from operations or collaborations. To the extent we generate taxable income, we plan to use our existing NOL carryforwards and future losses to offset income that would otherwise be taxable. If substantial changes in ownership have occurred, there could be annual limitations on the amount of carryforwards that can be realized in future periods. We have not performed a detailed analysis to determine whether an ownership change occurred upon consummation of the merger between us and Sonkei, upon the acquisition of Mind-NRG or our initial public offering, the concurrent private placements or our subsequent public offerings. However, as a result of these transactions, it is likely that an ownership change has occurred. Therefore, it is likely that some or all of our existing NOL carryforwards would be limited by the provisions of Section 382 of the Code. Further, state NOL carryforwards may be similarly limited. We had approximately $56.3 million of state net operating carryforwards at December 31, 2017. It is also possible that future changes in ownership, including as a result of subsequent sales of securities by us or our stockholders, could similarly limit our ability to utilize NOL carryforwards. It is possible that all of our existing NOL carryforwards have been or will be disallowed. Any such disallowances may result in greater tax liabilities than we would incur in the absence of such a limitation and any increased liabilities could adversely affect our business, results of operations, financial condition and cash flow.

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
•

difficulty retaining subjects who have initiated a clinical trial but may be prone to withdraw due to side effects from the therapy, lack of efficacy or personal issues, which are common among schizophrenia and MDD subjects who we require for our clinical trials of two of our product candidates, roluperidone and MIN-117;

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

We rely on CROs and clinical trial sites to ensure the proper and timely conduct of our clinical trials in Europe and, we expect, eventually in the United States and, while we have agreements governing their committed activities, we have limited influence over their actual performance. We may also experience difficulties enrolling subjects for our clinical trials relating to roluperidone and MIN-117 due to the mental health of the subjects that we will need to enroll, related diagnoses and drop-out rates.

Our clinical trials may fail to demonstrate adequately the safety and efficacy of our product candidates, which could prevent or delay regulatory approval and commercialization, and also increase costs.

Before obtaining regulatory approvals for the commercial sale of our product candidates, we must demonstrate through lengthy, complex and expensive pre-clinical testing and clinical trials that our product candidates are both safe and effective for use in each target indication, and failures can occur at any stage of testing. Clinical trials often fail to demonstrate safety and statistically significant efficacy of the product candidate studied for the target indication in later stages of clinical development. For example, although we believe our Phase 2b trial with roluperidone met its primary endpoint as we observed the statistically significant benefit of roluperidone over placebo in improving negative symptoms in patients with schizophrenia, we must conduct pivotal, Phase 3 trials with roluperidone that may fail to demonstrate safety and efficacy. Our Phase 2a trial with MIN-117, while we observed a reduction in depressive symptoms, was designed to detect a signal of efficacy and not to demonstrate statistically significant differences between MIN-117 and placebo. Further clinical trials with MIN-117 will need to be statistically powered to demonstrate such differences. Regulatory authorities may find that our studies do not support, in combination with other studies, approval of our product candidates for the target indication. In addition, our product candidates may be associated with undesirable side effects or have characteristics that are unexpected, which may result in abandoning their development or regulatory authorities restricting or denying marketing approval. For instance, prior clinical studies indicated that roluperidone and MIN-117 may cause adverse events, including, but not limited to, dizziness, vital sign changes, central nervous system events, cardiac events, including prolongation of the QT/QTc interval, and gastrointestinal events. Most product candidates that commence clinical trials are never approved by the applicable regulatory authorities.

In the case of our product candidates, roluperidone and MIN-117, we are seeking to develop treatments for schizophrenia and MDD, which adds a layer of complexity to our clinical trials and may delay regulatory approval. We do not fully understand the cause and pathophysiology of schizophrenia and MDD, and our results will rely on subjective subject feedback, which is inherently difficult to evaluate, can be influenced by factors outside of our control and can vary widely from day to day for a particular subject, and from subject to subject and site to site within a clinical study. The placebo effect may also have a more significant impact on our clinical trials.

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

Because we have limited financial and management resources, we focus on a limited number of research programs and product candidates. For instance, at the present time we are prioritizing the clinical trials and development of the most advanced of our product candidates, roluperidone. As a result, we may forego or delay pursuit of opportunities with other product candidates, including MIN-117, seltorexant and MIN-301, or for other indications that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial drugs or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights.

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

We plan to seek regulatory approval to commercialize our product candidates in the European Union and, other than seltorexant, in the United States. We also expect to seek regulatory approval in additional foreign countries. To market and sell our products in other jurisdictions, we must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval may differ substantially from that required to obtain EMA or FDA approval. The regulatory approval process outside the European Union and United States generally includes risks substantially similar to those associated with obtaining EMA or FDA approval. In addition, in many countries outside the United States, we must secure product price and reimbursement approvals before regulatory authorities will approve the product for sale in that country or within a short time after receiving such marketing approval. Obtaining foreign regulatory approvals and compliance with foreign regulatory requirements could result in significant delays, difficulties and costs for us and could delay or prevent the introduction of our products in certain countries. Further, clinical trials conducted in one country may not be accepted by regulatory authorities in other countries and regulatory approval in one country does not ensure approval in any other country, while a failure or delay in obtaining regulatory approval in one country may have a negative effect on the regulatory approval process in others. Also, regulatory approval for any of our product candidates may be withdrawn. If we fail to comply with the regulatory requirements in international markets or do not receive applicable marketing approvals, our target market will be reduced and our ability to realize the full market potential of our product candidates will be harmed and our business will be adversely affected. We may not obtain foreign regulatory approvals on a timely basis, if at all, especially because some foreign jurisdictions require prior approval of a treatment by the domestic regulatory agency. Our failure to obtain approval of any of our product candidates by regulatory authorities in another country may significantly diminish the commercial prospects of that product candidate and our business prospects could decline.

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

We currently have a limited marketing and sales organization. If we are unable to establish greater marketing and sales capabilities or enter into agreements with third parties to market and sell our product candidates, we may not be able to effectively market and sell our product candidates, if approved, or generate product revenues.

We currently have a limited marketing or sales organization for the marketing, sales and distribution of pharmaceutical products. In order to commercialize any product candidates, we must build our marketing, sales, distribution, managerial and other non-technical capabilities or make arrangements with third parties to perform these services, and we may not be successful in doing so on commercially reasonable terms or at all.

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

Our ability to commercialize any products successfully will depend in part on the extent to which coverage and adequate reimbursement for these products and related treatments will be available from government health administration authorities and other third-party payors, such as private health insurers and health maintenance organizations. Government authorities and other third-party payors, determine which medications they will cover and establish reimbursement levels. Assuming we obtain coverage for a given product by a third-party payor, the resulting reimbursement payment rates may not be adequate or may require co-payments that patients find unacceptably high. Patients who are prescribed medications for the treatment of their conditions, and their prescribing physicians, generally rely on third-party payors to reimburse all or part of the costs associated with their prescription drugs. Patients are unlikely to use our products unless coverage is provided and reimbursement is adequate to cover all or a significant portion of the cost of our products. Therefore, coverage and adequate reimbursement is critical to new product acceptance. Coverage decisions may depend upon clinical and economic standards that disfavor new drug products when more established or lower cost therapeutic alternatives are already available or subsequently become available.

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

Additionally, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices.  Specifically, there have been several recent U.S. Congressional inquiries and proposed federal and proposed and enacted state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. At the federal level, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Our inability to promptly obtain coverage and profitable reimbursement rates from both government-funded and private payors for any approved products that we develop could have a material adverse effect on our operating results, our ability to raise capital needed to commercialize products and our overall financial condition.

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

For example, in March 2010, President Obama signed into law the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or, collectively, the ACA, a law intended to, among other things, broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against healthcare fraud and abuse, add new transparency requirements for healthcare and health insurance industries, impose new taxes and fees on pharmaceutical and medical device manufacturers and impose additional health policy reforms. Some of the provisions of the ACA have yet to be implemented, and there have been judicial and congressional challenges to certain aspects of the ACA, as well as recent efforts by the Trump administration to repeal or replace certain aspects of the ACA. Since January 2017, President Trump has signed two Executive Orders designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, two bills affecting the implementation of certain taxes under the ACA have been signed into law. The Tax Cuts and Jobs Act of 2017 includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. Additionally, on January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain ACA-mandated fees, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax imposed on certain non-exempt medical devices. Congress could still consider other legislation to repeal or repeal and replace all or portions of the ACA. We continue to evaluate the effect that the ACA and its possible repeal and replacement has on our business. We cannot predict the full impact of the ACA on pharmaceutical companies, as many of the ACA reforms require the promulgation of detailed regulations implementing the statutory provisions, which has not yet occurred.

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

Because we plan to continue to conduct our clinical trials in Europe, we are exposed to currency fluctuations and exchange rate risks. The costs of our CROs may be incurred in Euros and we may pay them in Euros, however, we expect to keep the substantial portion of our cash, cash equivalents, marketable securities (current and non-current) and private placement transactions, in United States Dollars. Therefore, fluctuations in foreign currencies, especially the Euro, could significantly impact our costs of conducting clinical trials. In addition, we may have to seek additional funding earlier than expected, which may not be available on acceptable terms or at all. Changes in the applicable currency exchange rates might negatively affect the profitability and business prospects of the third parties conducting our future clinical trials. This might cause such third parties to demand higher fees or discontinue their operations. These situations could in turn increase our costs or delays our clinical development, which could have a material adverse effect on our business, financial condition and results of operations.

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

As of December 31, 2017, we had twelve full-time employees. As our development and commercialization plans and strategies develop, we expect to need additional managerial, operational, sales, marketing, financial and other resources. Future growth would impose significant added responsibilities on members of management, including:

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

We have adopted a code of business ethics and conduct, but it is not always possible to identify and deter employee and independent contractor misconduct, and the precautions we take to detect and prevent improper activities may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions are instituted against us, those actions could have a significant impact on our business, including the imposition of civil, criminal and administrative penalties, damages, monetary fines, disgorgement, individual imprisonment, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, contractual damages, reputational harm, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, diminished profits and future earnings and curtailment or restructuring of our operations, any of which could adversely affect our ability to operate.

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

Efforts to ensure that our business arrangements will comply with applicable healthcare laws may involve substantial costs. It is possible that governmental and enforcement authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law interpreting applicable fraud and abuse or other healthcare laws. If our operations are found to be in violation of any of the laws described above or any other governmental regulations that apply to us, we may be subject to, without limitation, civil, criminal and administrative penalties, damages, monetary fines, disgorgement, individual imprisonment, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, contractual damages, reputational harm, diminished profits and future earnings, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws and curtailment or restructuring of our operations, any of which could adversely affect our ability to operate.

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

We exclusively license roluperidone and MIN-117 from MTPC, with the rights to develop, sell and import roluperidone and MIN-117 globally, excluding most of Asia.

Our co-development and license agreement with Janssen provides us with European Union commercialization rights for seltorexant   and the right to royalties on any sales of seltorexant outside of the European Union. We have assumed strategic control for clinical development of seltorexant in insomnia and all financial responsibility for Phase 3 development costs for seltorexant in this indication and will only realize revenues from seltorexant if it is approved and if our license agreement with Janssen is not terminated by Janssen. Janssen may terminate our license agreement following a material breach by us or certain insolvency events, including if we are unable to fund our portion of the development costs. As a result, we may never realize any revenues from the commercialization of seltorexant, even if approved. In addition, at certain development milestones, including the completion of a single dose Phase 1 clinical trial of seltorexant in patients with MDD, Janssen has the right to opt out of its obligation to fund further development, and we may be unable to fund such development without Janssen’s financial support.

Even if we receive revenues on European Union sales or royalties on sales outside of the European Union under the Janssen license agreement, we may not receive revenues that equal or exceed the amount we are obligated to invest in seltorexant’s clinical development under the agreement. As a result, the license agreement for seltorexant may never result in any profits to us and may have a material adverse effect on us or our business prospects.

We may not be successful in establishing new collaborations which could adversely affect our ability to develop future product candidates and commercialize future products.

We are collaborating with Janssen on the development of seltorexant. We may also seek to enter into additional product collaborations in the future, including alliances with other biotechnology or pharmaceutical companies, to enhance and accelerate the development of our future product candidates and the commercialization of any resulting products. We face significant competition in seeking appropriate collaborators and the negotiation process is time-consuming and complex. Moreover, we may not be successful in our efforts to establish collaborations or other alternative arrangements for any future product candidates because our research and development pipeline may be insufficient, our product candidates may be deemed to be at too early of a stage of development for collaboration efforts and/or third parties may view our product candidates as lacking the requisite potential to demonstrate safety and efficacy. As a result, we may have to delay the development of a product candidate and attempt to raise significant additional capital to fund development. Even if we are successful in our efforts to establish collaborations, the terms that we agree upon may not be favorable to us and we may not be able to maintain such collaborations if, for example, development or approval of a product candidate is delayed or sales of an approved product are disappointing.

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

Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting our product candidates might expire before or shortly after our product candidates obtain regulatory approval, which may subject us to increased competition and reduce or eliminate our ability to recover our development costs. As a result, our owned and licensed patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours. For example, our in-licensed U.S. and European patents covering composition of matter and pharmaceutical compositions of roluperidone, respectively, are expected to expire as soon as 2021. In addition, our in-licensed U.S. and European patents relating to pharmaceutical compositions and uses of MIN-117 to treat depression are expected to expire as soon as 2020. Finally, any patent that grants from our U.S. patent applications relating to methods of using MIN-301 to treat neurologic and psychiatric diseases is expected to expire as early as 2028. Although we expect to seek extensions of patent terms where available, including in the United States under the Drug Price Competition and Patent Term Restoration Act of 1984, which permits a patent term extension of up to five years beyond the expiration of the patent, we cannot be certain that an extension will be granted, or if granted, what the applicable time period or the scope of patent protection afforded during any extended period will be. The applicable authorities, including the EMA, FDA, and any equivalent regulatory authority in other countries, may not agree with our assessment of whether such extensions are available, and may refuse to grant extensions to our patents, or may grant more limited extensions than we request. If this occurs, our competitors may take advantage of our investment in development and trials by referencing our clinical and pre-clinical data and launch their product earlier than might otherwise be the case.

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

To our knowledge, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially own approximately 52% of our voting stock as of December 31, 2017. Accordingly, these stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. The interests of this group of stockholders may not always coincide with the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.

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

Our principal executive offices are located at 1601 Trapelo Road, Suite 286, Waltham, Massachusetts.  We lease this facility, which consists of approximately 5,923 square feet of office space, and the term of our Sublease expires on July 27, 2021. We believe that our existing facility is sufficient for our current needs for the foreseeable future.

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

Our common stock has been traded on the NASDAQ Global Market under the symbol “NERV” since our initial public offering on July 1, 2014.  The following table sets forth the high and low sale prices per share for our common stock on the NASDAQ Global Market for the periods indicated:

	High	Low
2017
First Quarter	$12.60	$7.40
Second Quarter	$11.15	$6.50
Third Quarter	$10.15	$5.55
Fourth Quarter	$7.90	$4.80
2016
First Quarter	$6.30	$4.38
Second Quarter	$15.84	$3.45
Third Quarter	$14.92	$9.99
Fourth Quarter	$14.83	$8.80

At March 7, 2018, there were approximately 110 holders of record of our common stock. We believe that the number of beneficial owners of our common stock at that date was substantially greater.

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

Stock Performance Graph

The following graph compares the cumulative total shareholder return on our ordinary shares since July 1, 2014 through December 31, 2017 with the NASDAQ Composite Total Returns Index and the NASDAQ Biotechnology Index. The comparison assumes $100 was invested on July 1, 2014 in our common stock and in each of the foregoing indices and further assumes reinvestment of any dividends. We did not declare or pay any dividends on our common stock or ordinary shares during the comparison period.

	7/1/2014	12/31/2014	6/30/2015	12/31/2015	6/30/2016	12/31/2016	6/30/2017	12/31/2017
Minerva Neurosciences, Inc.	$100.00	$100.33	$96.67	$101.17	$170.17	$195.83	$147.50	$100.83
NASDAQ Composite – Total Returns	$100.00	$106.84	$113.14	$114.28	$111.24	$124.41	$142.71	$161.28
NASDAQ Biotechnology Index	$100.00	$115.70	$140.91	$129.31	$98.60	$101.70	$119.37	$123.73

Recent Sales of Unregistered Securities

During the year ended December 31, 2017, we did not issue or sell any unregistered securities not previously disclosed in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased(1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
1/1/17 to 3/31/17	—	—	—	—
4/1/17 to 6/30/17	—	—	—	—
7/1/17 to 9/30/17	3,892,256	$0.0001	—	—
10/1/17 to 12/31/17	—	—	—	—
Total	3,892,256	—	—	—

(1) On August 29, 2017, the European Commission approved an amendment to our Co-Development and License Agreement with Janssen (the “Amendment). In connection with the Amendment, we repurchased all of the 3,892,256 shares of its stock previously owned by Johnson & Johnson Innovation-JJDC Inc. at a per share price of $0.0001.

ITEM 6.	Selected Financial Data

You should read the following selected financial data together with our consolidated financial statements and the related notes contained in Item 8 of Part II of this Annual Report on Form 10-K. We have derived the consolidated statements of operations data for each of the three years ended December 31, 2017, 2016, and 2015 and the consolidated balance sheets data as of December 31, 2017 and 2016 from the audited consolidated financial statements contained in Item 8 of Part II of this Form 10-K. The selected consolidated balance sheet data as of December 31, 2015, 2014 and 2013 and the statement of operations data for the year ended 2014 and 2013 have been derived from the audited consolidated financial statements for such years not included in this Form 10-K.

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

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(in thousands, except share and per share data)
Consolidated Statement of Operations Data:
Expenses
Research and development	$30,256	$20,440	$18,534	$42,909	$708
General and administrative	10,914	9,751	7,576	11,962	2,467
Total expenses	41,170	30,191	26,110	54,871	3,175
Loss from operations	(41,170)	(30,191)	(26,110)	(54,871)	(3,175)

Foreign exchange (losses) gains	(57)	(23)	(16)	19	(29)
Interest income	942	198	97	—	—
Interest expense	(614)	(1,030)	(1,053)	(2,050)	(58)
Loss before income taxes	(40,899)	(31,046)	(27,082)	(56,902)	(3,262)
Benefit for income taxes	(9,376)	—	—	—	—
Net loss	$(31,523)	$(31,046)	$(27,082)	$(56,902)	$(3,262)

Net loss per share, basic and diluted	$(0.83)	$(0.99)	$(1.16)	$(4.47)	$(0.78)
Weighted average shares outstanding, basic and diluted	37,937	31,514	23,412	12,724	4,186

	As of December 31,
	2017	2016	2015	2014	2013
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$133,184	$82,981	$32,205	$18,546	$1,818
In-process research and development	34,200	34,200	34,200	34,200	19,000
Goodwill	14,869	14,869	14,869	14,869	7,918
Other current and non-current assets	1,446	893	1,302	836	439
Total assets	183,699	132,943	82,576	68,451	29,175
Accounts payable, accrued expenses and other liabilities	2,905	2,284	3,885	2,295	1,348
Accrued collaborative expenses	—	2,548	—	1,222	—
Notes payable, including current portion and convertible promissory notes	3,963	8,695	9,937	—	58
Deferred taxes	4,058	13,434	13,434	13,434	7,589
Deferred revenue	41,176	—	—	—	—
Total liabilities	52,102	26,961	27,256	16,951	8,995
Total stockholders’ equity	131,597	105,982	55,320	51,500	20,180
Total liabilities and stockholders’ equity	$183,699	$132,943	$82,576	$68,451	$29,175

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our product portfolio and potential indications include: roluperidone for the treatment of schizophrenia; seltorexant (also known as MIN-202 or JNJ-42847922), which we are co-developing with Janssen Pharmaceutica NV, or Janssen, for the treatment of insomnia disorder and MDD; MIN-117 for the treatment of MDD: and MIN-301 for the treatment of Parkinson’s disease. We believe our product candidates have significant potential to improve the lives of a large number of affected patients and their families who are currently not well-served by available therapies.

In November 2013, Cyrenaic Pharmaceuticals, Inc., or Cyrenaic, and Sonkei Pharmaceuticals, Inc., or Sonkei, merged, and the combined company was renamed Minerva Neurosciences, Inc. Cyrenaic had been incorporated in 2007 and had exclusively licensed roluperidone from Mitsubishi Tanabe Pharma Corporation, or MTPC. Sonkei had been incorporated in 2008 and had exclusively licensed MIN-117 from MTPC. We executed the merger as we saw an opportunity to better serve an underserved patient population through combining a portfolio of promising product candidates targeting CNS diseases. As a result of the merger, we have the rights to develop and commercialize roluperidone and MIN-117 globally, excluding most of Asia.

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

Financial Overview

Revenue

None of our product candidates have been approved for commercialization and we have not received any revenue in connection with the sale or license of our product candidates. We are evaluating the revenue implications of our Amendment to Co-Development and License Agreement with Janssen

Research and Development Expenses

Research and development expenses consists of costs incurred in connection with the development of our product candidates, including: fees paid to consultants and clinical research organizations, or CROs, including in connection with our non-clinical and clinical trials, and other related clinical trial fees, such as for investigator grants, patient screening, laboratory work, clinical trial database management, clinical trial material management and statistical compilation and analysis; licensing fees; costs related to acquiring clinical trial materials; costs related to compliance with regulatory requirements; and costs related to salaries, benefits, bonuses and stock-based compensation granted to employees in research and development functions. We expense research and development costs as they are incurred.

The historic direct costs relating to each of our product candidates are summarized as follows (in thousands):

	Years Ended December 31,
	2017 (1)	2016 (1)	2015 (1)
Roluperidone	$12,177	$8,800	$10,934
MIN-117	4,182	4,215	4,222
Seltorexant(2)	11,176	6,196	2,540
MIN-301	755	193	233
Total	$28,290	$19,404	$17,929

(1)	The expense for the years ended December 31, 2017, 2016 and 2015 excludes non cash stock-based compensation expense of $1.966 million, $1.036 million, and $0.604 million, respectively.
(2)

The $11.2 million represents accrued and unpaid expenses incurred during 2017 under the collaboration agreement with Janssen.  These accrued expenses were forgiven upon the effective date of the amendment to the co-development and license agreement with Janssen, have no cash impact on Minerva and have been included under Deferred Revenue on the Company’s balance sheet at December 31, 2017.

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

During the years ended December 31, 2017, 2016, and 2015, interest expense was related primarily to our loan with Oxford and SVB.

Net Operating Losses and Tax Carryforwards

As of December 31, 2017, we had approximately $64.8 million of federal net operating loss carryforwards. These federal net operating loss carryforwards will begin to expire at various dates beginning in 2027, if not utilized. As of December 31, 2017, we had approximately $56.3 million of state net operating loss carryforwards. During the year ended December 31, 2017, no state operating loss carryforwards had expired.

On December 22, 2017, the President signed into law the tax legislation commonly known as the Tax Cuts and Jobs Act.  As part of the legislation, net operating losses created after December 31, 2017 will have an indefinite carryforward period.  Additionally, these future net operating losses will be limited to 80% of taxable income for any future period in which they might be used.  The legislation does not alter the amount or ability to utilize net operating losses created prior to December 31, 2017.

This legislative change regarding the carryforward period of net operating losses impacts our indefinite lived deferred tax liabilities related to our IPR&D intangibles.  Prior to the change in tax law, our net operating losses could not be used to offset deferred tax liabilities resulting from taxable temporary differences with an indefinite life.  After the legislative change, federal net operating loss incurred after December 31, 2017 will have an indefinite life.  As a result, our deductible temporary differences will reverse and create unlimited lived deferred tax assets which may be available to offset indefinite lived deferred tax liabilities.  Accordingly, we have recognized a tax benefit for the period ending December 31, 2017 to reflect this reversal pattern.

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

Results of Operations

The following table sets forth our results of operations for the years ended December 31, 2017, 2016, and 2015 (in thousands):

	Years ended December 31,
	2017	2016	2015
Expenses
Research and development	$30,256	$20,440	$18,534
General and administrative	10,914	9,751	7,576
Total expenses	41,170	30,191	26,110
Loss from operations	(41,170)	(30,191)	(26,110)

Foreign exchange losses	(57)	(23)	(16)
Investment income	942	198	97
Interest expense	(614)	(1,030)	(1,053)
Loss before income taxes	(40,899)	(31,046)	(27,082)
Benefit for income taxes	(9,376)	—	—
Net loss	$(31,523)	$(31,046)	$(27,082)

Comparison of the Years Ended December 31, 2017 and December 31, 2016

Research and Development Expenses

Research and development expenses were $30.3 million for the year ended December 31, 2017 compared to $20.4 million for the same period in 2016, an increase of $9.9 million. This increase in research and development expenses primarily reflects higher development expenses under the seltrorexant program for the Phase 2 clinical trial, increased expenses for the roluperidone program, an increase in personnel costs, and an increase in non-cash stock-based compensation expenses. These amounts were partially offset by lower costs due to the completion of our Phase 2a clinical trial of MIN-117.

General and Administrative Expenses

Total general and administrative expenses were $10.9 million for the year ended December 31, 2017 compared to $9.8 million for the same period in 2016, an increase of approximately $1.1 million. This increase in general and administrative expenses was primarily due to an increase in professional fees and an increase in non-cash stock-based compensation expenses.

Foreign Exchange Losses

Foreign exchange losses were $57 thousand for the year ended December 31, 2017 compared to a loss of $23 thousand for the same period in 2016, an increased loss of $34 thousand. The loss was primarily due to clinical activities denominated in Euros.

Investment Income

Investment income was $0.9 million for the year ended December 31, 2017 compared to $0.2 million for the same period in 2016, an increase of $0.7 million. The increase was due to investment income on cash equivalents and marketable securities.

Interest Expense

Interest expense was $0.6 million for the year ended December 31, 2017 compared to $1.0 million for the same period in 2016, a decrease of $0.4 million. The decrease was primarily due to repayment of principal in 2017.

Benefit for income taxes

Benefit for income taxes was $9.4 million and zero for the years ended December 31, 2017 and 2016, respectively. On December 22, 2017, the United States enacted tax reform legislation commonly known as the Tax Cuts and Jobs Act (the “Act”), resulting in significant modifications to existing law. In the year ended December 31, 2017, these tax reforms resulted in a benefit of $9.4 million related to future implications of indefinite lived deferred tax positions.

Comparison of the Years Ended December 31, 2016 and December 31, 2015

Research and Development Expenses

Research and development expenses were $20.4 million for the year ended December 31, 2016 compared to $18.5 million for the same period in 2015, an increase of $1.9 million. This increase in research and development expenses primarily reflects higher development expenses under the seltorexant program for Phase II clinical trial preparation, and an increase in non-cash stock-based compensation expenses. This increase was partially offset by decreased expenses due to the completion of our Phase IIb clinical trial of roluperidone.

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

Foreign Exchange Losses

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

Liquidity and Capital Resources

Sources of Liquidity

We have incurred losses and cumulative negative cash flows from operations since our inception in April 2007 and, as of December 31, 2017, we had an accumulated deficit of approximately $164.4 million. We anticipate that we will continue to incur net losses for the foreseeable future as we continue the development and potential commercialization of our product candidates and to support our operations as a public company. At December 31, 2017, we had approximately $133.2 million in cash, cash equivalents and marketable securities (current and non-current). We believe that our existing cash, cash equivalents and marketable securities (current and non-current) will be sufficient to meet our cash commitments for at least the next 12 months after the date that the financial statements are issued. The process of drug development can be costly and the timing and outcomes of clinical trials is uncertain. The assumptions upon which we have based our estimates are routinely evaluated and may be subject to change. The actual amount of our expenditures will vary depending upon a number of factors including but not limited to the design, timing and duration of future clinical trials, the progress of our research and development programs and the level of financial resources available. We have the ability to adjust our operating plan spending levels based on the timing of future clinical trials which will be predicated upon adequate funding to complete the trials.

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

Under our $10.0 million Term A Loan, we have made principal repayments of approximately $6.5 million. We expect to make additional principal repayments of approximately $3.5 million in 2018, in accordance with the terms of the agreement.

Cash Flows

The tables below set forth our significant sources and uses of cash for the periods set forth below.

	Years ended
	December 31,
	2017	2016	2015
	(dollars in millions)
Net cash provided by (used in):
Operating activities	$3.1	$(25.7)	$(24.3)
Investing activities	(107.2)	17.8	(18.3)
Financing activities	47.2	76.6	38.3
Net increase (decrease) in cash	$(56.9)	$68.7	$(4.3)

Net Cash Provided by (Used in) Operating Activities

Net cash provided by operating activities of approximately $3.1 million during the year ended December 31, 2017 was primarily due to a $41.2 million increase in deferred revenue related to the Amendment, stock-based compensation expense of $5.0 million, a $0.6 million increase in accrued expense and amortization of debt discount of $0.2 million, partially offset by our net loss of $31.5 million, a decrease of $9.4 million in deferred taxes, a decrease in accrued collaborative expense of $2.5 million, and an increase in prepaid expenses of $0.3 million and amortization of investments of $0.2 million.

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

Net Cash (Used in) Provided by Investing Activities

Net cash used in investing activities of approximately $107.2 million during the year ended December 31, 2017 was primarily due to the purchase of marketable securities of $134.5 million and the purchase of equipment of $0.1 million, partially offset by the maturity and redemption of marketable securities of $27.4 million.

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

Net Cash Provided by Financing Activities

Net cash provided by financing activities of $47.2 million during the year ended December 31, 2017 was primarily due to gross proceeds from the July 2017 public stock offering of $44.6 million less costs of $3.0 million, proceeds from the exercise of common stock warrants of $9.4 million, and proceeds from the exercise of common stock options of $1.1 million, partially offset by the principal repayments under the Term A loans of $4.9 million.

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

Contractual Obligations

The following table summarizes our obligations to make future payments under our current contracts at December 31, 2017:

					MORE
					THAN
		LESS THAN	1-3	3-5	FIVE
	TOTAL	A YEAR	YEARS	YEARS	YEARS
Contractual Obligations(1):
Notes payable, including end of term fee	4.0	4.0	—	—	—
Interest related to notes payable	0.1	0.1	—	—	—
Operating lease obligations	0.7	0.2	0.5	—	—
Total contractual cash obligations	$4.8	$4.3	$0.5	$—	$—

(1)	The contractual obligation relating to the Co-Development and License Agreement with Janssen is no longer applicable due to the Amendment agreed upon during June 2017.

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

Stock-Based Compensation

We recognize compensation expenses relating to stock-based payment transactions in operating results using a fair-value measurement method, in accordance with ASC 718 Compensation-Stock Compensation. ASC 718 requires all stock-based payments to employees, including grants of employee stock options, to be recognized in operating results as compensation expense based on fair value over the requisite service period of the awards. We determine the fair value of stock-based awards using the Black-Scholes option-pricing model which uses both historical and current market data to estimate fair value. The method incorporates various assumptions such as the risk-free interest rate, expected volatility, expected dividend yield, expected forfeiture rate and expected life of the options. The fair value of restricted stock units is equal to the closing price of our common stock on the date of grant.

The most critical assumptions using in the Black Scholes option-pricing model are the expected life of options and the expected volatility.  The expected life of options granted to employees is estimated using the “simplified” method as defined by the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107, Share-Based Payment. The expected life of options granted to non-

employees is the contractual term of the option.  The expected volatility for all options is determined by examining the historical volatilities for industry peer companies, as we did not have sufficient trading history for its common stock.

Grants to non-employees are accounted for in accordance with ASC 505-50 Equity — Based Payments to Non-Employees. The date of expense recognition for grants to non-employees is the earlier of the date at which a commitment for performance by the counterparty to earn the equity instrument is reached or the date at which the counterparty’s performance is complete. We determine the fair value of stock-based awards granted to non-employees similar to the way fair value of awards are determined for employees except that certain assumptions used in the Black-Scholes option-pricing model, such as expected life of the option, may be different and the fair value of each unvested award is adjusted at the end of each period for any change in fair value from the previous valuation until the award vests.

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

Potential triggering events that could indicate whether an impairment to the IPR&D may have occurred include: clinical trial results where the compound under investigation did not meet pre‑established criteria or clinical endpoints, failure to obtain regulatory approval, the inability to fund future clinical trials, failure to obtain patent protection, adverse changes in the regulatory environment, the approval of competing therapies or compounds, adverse changes in applicable laws or regulations and a variety of other circumstances. The impairment of IPR&D could have a material adverse impact on our financial condition. In order to determine whether an impairment has occurred, management must evaluate the events and incorporate multiple assumptions including: costs associated with continuing the development program, competing therapies or compounds, potential market size, estimated future cash flows and other factors.  When testing indefinite-lived intangibles for impairment, we may assess qualitative factors for our indefinite-lived intangibles to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the asset is impaired. Alternatively, we may bypass this qualitative assessment for some or all of our indefinite-lived intangibles and perform the quantitative impairment test that compares the fair value of the indefinite- lived intangible asset with the asset’s carrying amount. We test our IPR&D for impairment as of November 30. There was no impairment of IPR&D for the years ended December 31, 2017 or 2016.

Goodwill

We test our goodwill for impairment annually, or whenever events or changes in circumstances indicate an impairment may have occurred, by comparing our reporting unit’s carrying value to its fair value. Impairment may result from, among other things, deterioration in the performance of the acquired business, adverse market conditions, adverse changes in applicable laws or regulations and a variety of other circumstances. If we determine that an impairment has occurred, we are required to record a write-down of the carrying value and charge the impairment as an operating expense in the period the determination is made. In evaluating the recoverability of the carrying value of goodwill, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the acquired assets. Changes in strategy or market conditions could significantly impact those judgments in the future and require an adjustment to the recorded balances. We test our goodwill for impairment as of November 30. There was no impairment of goodwill for the years ended December 31, 2017 or 2016.

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

We use a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. We have elected to treat interest and penalties, to the extent they arise, as a component of income taxes.  There was no interest or penalties related to income taxes for the years ended December 31, 2017, 2016 or 2015. Income tax years beginning in 2012 for federal and state purposes are generally subject to examination by taxing authorities, although net operating losses from all prior years are subject to examinations and adjustments for at least three years following the year in which the tax attributes are utilized.

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

Market risk is the potential loss arising from adverse changes in market rates and market prices such as interest rates, foreign currency exchange rates, and changes in the market value of equity instruments. We do not believe we are currently exposed to any material market risk because the interest rate under our Term A loan is fixed, our exposure for fluctuations in foreign exchange rates is not material and we do not hold equity instruments. As of December 31, 2017, we had $107.1 million of marketable securities (current and non-current), which consisted primarily of corporate bonds, with fixed interest rates. These securities have a weighted-average remaining maturity of 4.79 months. Due to the overall short-term remaining maturities of our marketable securities, our interest rate exposure is not significant.

ITEM 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of

Minerva Neurosciences, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Minerva Neurosciences, Inc. and subsidiaries (the "Company") as of December 31, 2017 and 2016, the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ DELOITTE & TOUCHE LLP

Boston, Massachusetts

March 12, 2018

We have served as the Company's auditor since 2013.

MINERVA NEUROSCIENCES INC.

Consolidated Balance Sheets

	December 31,	December 31,
	2017	2016
Assets
Current assets
Cash and cash equivalents	$26,051,821	$82,980,609
Marketable securities	102,109,419	—
Restricted cash	80,000	80,000
Prepaid expenses and other current assets	1,299,184	803,241
Total current assets	129,540,424	83,863,850

Marketable securities - noncurrent	5,022,982	—
Equipment, net	50,945	9,640
Other noncurrent assets	14,808	—
In-process research and development	34,200,000	34,200,000
Goodwill	14,869,399	14,869,399
Total assets	$183,698,558	$132,942,889

Liabilities and Stockholders’ Equity
Current liabilities
Notes payable -current portion	$3,962,664	$4,853,753
Accounts payable	1,435,636	1,468,341
Accrued expenses and other current liabilities	1,439,848	815,813
Accrued collaborative expenses - related party	—	2,547,952
Total current liabilities	6,838,148	9,685,859
Notes payable - noncurrent	—	3,841,062
Deferred taxes	4,057,488	13,433,760
Deferred revenue	41,175,600	—
Other noncurrent liabilities	29,878	—
Total liabilities	52,101,114	26,960,681
Commitments and contingencies

Stockholders’ equity
Preferred stock; $.0001 par value; 100,000,000 shares authorized; none issued or outstanding as of December 31, 2017 and 2016, respectively	—	—
Common stock; $.0001 par value; 125,000,000 shares authorized; 38,749,343 and 35,024,002 shares issued and outstanding as of December 31, 2017 and 2016, respectively	3,875	3,502
Additional paid-in capital	295,975,010	238,836,940
Accumulated deficit	(164,381,441)	(132,858,234)
Total stockholders’ equity	131,597,444	105,982,208
Total liabilities and stockholders’ equity	$183,698,558	$132,942,889

See accompanying notes to the consolidated financial statements.

MINERVA NEUROSCIENCES INC.

Consolidated Statements of Operations

	Year Ended December 31,
	2017	2016	2015
Expenses
Research and development	$30,255,892	$20,439,994	$18,533,363
General and administrative	10,914,269	9,750,702	7,576,256
Total expenses	41,170,161	30,190,696	26,109,619
Loss from operations	(41,170,161)	(30,190,696)	(26,109,619)

Foreign exchange losses	(56,887)	(23,395)	(15,853)
Investment income	941,833	198,453	96,910
Interest expense	(614,264)	(1,029,734)	(1,053,070)
Loss before income taxes	(40,899,479)	(31,045,372)	(27,081,632)
Benefit for income taxes	(9,376,272)	—	—
Net loss	$(31,523,207)	$(31,045,372)	$(27,081,632)

Net loss per share, basic and diluted	$(0.83)	$(0.99)	$(1.16)
Weighted average shares outstanding, basic and diluted	37,937,191	31,514,154	23,412,181

See accompanying notes to the consolidated financial statements.

MINERVA NEUROSCIENCES INC.

Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-In Capital	Deficit	Total
Balances at January 1, 2015	18,439,482	$1,844	$126,228,981	$(74,731,230)	$51,499,595
Issuance of common stock and warrants pursuant to a private placement, net of issuance costs of $2,466,984	6,281,661	628	28,532,387	—	28,533,015
Issuance of warrants pursuant to loan agreement	—	—	166,344	—	166,344
Stock-based compensation	—	—	2,202,235	—	2,202,235
Net loss	—	—	—	(27,081,632)	(27,081,632)
Balances at December 31, 2015	24,721,143	$2,472	$157,129,947	$(101,812,862)	$55,319,557
Issuance of common stock in a public offering, net of issuance costs of $3,832,004	6,052,631	606	53,667,385	—	53,667,991
Issuance of common stock pursuant to a private placement	181,488	18	999,981	—	999,999
Exercise of common stock warrants	4,052,685	405	23,391,693	—	23,392,098
Exercise of stock options	16,055	1	76,723	—	76,724
Stock-based compensation	—	—	3,571,211	—	3,571,211
Net loss	—	—	—	(31,045,372)	(31,045,372)
Balances at December 31, 2016	35,024,002	$3,502	$238,836,940	$(132,858,234)	$105,982,208
Repurchase of common stock	(3,892,256)	(389)	—	—	(389)
Issuance of common stock in a public offering, net of issuance costs of $2,944,168	5,750,000	575	41,617,757	—	41,618,332
Exercise of common stock warrants	1,621,073	162	9,356,671	—	9,356,833
Exercise of stock options	197,874	20	1,130,524	—	1,130,544
Vesting of restricted stock units	48,650	5	(5)	—	—
Stock-based compensation	—	—	5,033,123	—	5,033,123
Net loss	—	—	—	(31,523,207)	(31,523,207)
Balances at December 31, 2017	38,749,343	$3,875	$295,975,010	$(164,381,441)	$131,597,444

See accompanying notes to the consolidated financial statements.

MINERVA NEUROSCIENCES, INC.

Consolidated Statements of Cash Flows

	Year ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net loss	$(31,523,207)	$(31,045,372)	$(27,081,632)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	11,094	16,530	17,276
Amortization of debt discount recorded as interest expense	206,562	347,771	377,455
(Accretion) amortization of marketable securities premium	(185,488)	102,632	247,262
Stock-based compensation expense	5,033,123	3,571,211	2,202,235
Deferred taxes	(9,376,272)	—	—
Changes in operating assets and liabilities
Prepaid expenses and other current assets	(306,996)	372,655	(400,037)
Accounts payable	(32,705)	107,772	718,756
Accrued expenses and other current liabilities	624,035	(1,708,825)	879,380
Accrued collaborative expenses	(2,547,952)	2,547,952	(1,222,420)
Deferred revenue	41,175,600	—	—
Other noncurrent assets	(14,808)	—	—
Other noncurrent liabilities	29,878	—	(7,694)
Net cash provided by (used in) operating activities	3,092,864	(25,687,674)	(24,269,419)

Cash flows from investing activities:
Purchases of marketable securities	(134,525,859)	—	(23,279,285)
Proceeds from the maturity and redemption of marketable securities	27,390,000	17,818,000	4,994,683
Restricted cash	—	—	(44,986)
Purchases of equipment	(52,400)	—	—
Net cash (used in) provided by investing activities	(107,188,259)	17,818,000	(18,329,588)

Cash flows from financing activities:
Proceeds from sale of common stock in public offering	44,562,500	57,499,995	—
Costs paid in connection with public offering	(2,944,168)	(3,832,004)	—
Repurchase of common stock	(389)	—	—
Proceeds from sales of common stock in private placement	—	999,999	30,999,999
Costs paid in connection with private placements	—	—	(2,466,984)
Proceeds from exercise of common stock warrants	9,356,833	23,392,098	—
Proceeds from exercise of stock options	1,130,544	76,724	—
Proceeds from notes payable	—	—	10,000,000
Costs paid in connection with notes payable	—	—	(195,656)
Repayments of notes payable	(4,938,713)	(1,570,583)	—
Net cash provided by financing activities	47,166,607	76,566,229	38,337,359
Net (decrease) increase in cash and cash equivalents	(56,928,788)	68,696,555	(4,261,648)

Cash and cash equivalents
Beginning of year	82,980,609	14,284,054	18,545,702
End of year	$26,051,821	$82,980,609	$14,284,054

Supplemental disclosure
Cash paid for interest	$436,717	$691,227	$616,875

See accompanying notes to the consolidated financial statements.

MINERVA NEUROSCIENCES, INC.

Notes To Consolidated Financial Statements

December 31, 2017, 2016 and 2015

NOTE 1 — NATURE OF OPERATIONS AND LIQUIDITY

Nature of Operations

Minerva Neurosciences, Inc. (“Minerva” or the “Company”) is a clinical-stage biopharmaceutical company focused on the development and commercialization of a portfolio of product candidates to treat patients suffering from central nervous system, or CNS, diseases. The Company has acquired or in-licensed four development-stage proprietary compounds that it believes have innovative mechanisms of action and therapeutic profiles that may potentially address the unmet needs of patients with these diseases. The Company’s lead product candidate is roluperidone (also known as MIN-101), a compound the Company is developing for the treatment of schizophrenia. In addition, the Company’s portfolio includes seltorexant (also known as MIN-202 or JNJ-42847922), a compound the Company is co-developing with Janssen Pharmaceutica NV (“Janssen”) for the treatment of insomnia disorder and major depressive disorder (“MDD”); MIN-117, a compound the Company is developing for the treatment of MDD; and MIN-301, a compound the Company is developing for the treatment of Parkinson’s disease.

In November 2013, the Company merged with Sonkei Pharmaceuticals Inc. (“Sonkei”), a clinical-stage biopharmaceutical company and, in February 2014, the Company acquired Mind-NRG, a pre-clinical-stage biopharmaceutical company. The Company refers to these transactions as the Sonkei Merger and Mind-NRG Acquisition, respectively. The Company holds licenses to roluperidone and MIN-117 from Mitsubishi Tanabe Pharma Corporation (“MTPC”) with the rights to develop, sell and import roluperidone and MIN-117 globally, excluding most of Asia. With the acquisition of Mind-NRG, the Company obtained exclusive rights to develop and commercialize MIN-301. The Company has also entered into a co-development and license agreement with Janssen, for the exclusive right to commercialize, and the co-exclusive right (with Janssen and its affiliates) to use and develop, seltorexant in the European Union, Switzerland, Liechtenstein, Iceland and Norway (the “Minerva Territory”), subject to certain royalty payments to Janssen, and royalty rights for any sales outside the Minerva Territory.

Liquidity

The accompanying financial statements have been prepared as though the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has limited capital resources and has incurred recurring operating losses and negative cash flows from operations since inception. As of December 31, 2017, the Company has an accumulated deficit of approximately $164.4 million and net cash provided by operating activities was approximately $3.1 million during the year ended December 31, 2017. Management expects to continue to incur operating losses and negative cash flows from operations. The Company has financed its operations to date from proceeds from the sale of common stock, warrants, loans and convertible promissory notes.

As of December 31, 2017, the Company had cash, cash equivalents and marketable securities (current and non-current) of $133.2 million. During the year ended December 31, 2017, the Company received approximately $41.6 million in net proceeds from a July 2017 public offering of common stock (see Note 7), proceeds from the exercise of common stock warrants of $9.4 million (see Note 7) and $30 million in an upfront payment in connection with the Company’s amended Co-Development and License Agreement with Janssen for seltorexant (see Note 6).

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

Cash and cash equivalents

Cash equivalents include short-term, highly-liquid instruments, consisting of money market accounts and short-term investments with maturities from the date of purchase of 90 days or less. The majority of cash and cash equivalents are maintained with major financial institutions in North America. Deposits with these financial institutions may exceed the amount of insurance provided on such deposits. These deposits may be redeemed upon demand which reduces counterparty performance risk.

Restricted cash

Cash accounts with any type of restriction are classified as restricted. The Company maintained restricted cash balances as collateral for corporate credit cards in the amount of $80,000 at December 31, 2017 and 2016.

Marketable securities

Marketable securities consists of corporate debt securities maturing in sixteen months or less. Based on the Company’s intentions regarding its marketable securities, all marketable securities are classified as held-to-maturity and are carried under the amortized cost approach. The Company’s investments in marketable securities are classified as Level 2 within the fair value hierarchy. As of December 31, 2017, remaining final maturities of marketable securities ranged from January 2018 to February 2019, with a weighted average remaining maturity of approximately 4.79 months. The following table provides the amortized cost basis, aggregate fair value, net unrealized (gains)/losses and the net carrying value of investments in held-to-maturity securities as of December 31, 2017:

	December 31, 2017
	Amortized	Aggregate	Unrealized	Unrealized	Net Carrying
	Cost	Fair Value	Gains	Losses	Value
Marketable securities current:
Corporate bonds/notes	$43,528,246	$43,438,463	$89,783	$—	$43,528,246
Commercial paper	43,385,762	43,385,762	—	—	43,385,762
U.S. government agency securities	15,195,411	15,178,278	17,133	—	15,195,411
Marketable securities current total	102,109,419	102,002,503	106,916	—	102,109,419

Marketable securities non-current:
Corporate bonds/notes	5,022,982	4,998,870	24,112	—	5,022,982
Commercial paper	—	—	—	—	—
U.S. government agency securities	—	—	—	—	—
Marketable securities non-current total	5,022,982	4,998,870	24,112	—	5,022,982

Marketable securities total	$107,132,401	$107,001,373	$131,028	$—	$107,132,401

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

The amounts capitalized are being accounted for as indefinite-lived intangible assets, subject to impairment testing, until completion or abandonment of research and development efforts associated with the project. An IPR&D asset is considered abandoned when it ceases to be used (that is, research and development efforts associated with the asset have ceased, and there are no plans to sell or license the asset or derive defensive value from the asset). At that point, the asset is considered to be disposed of and is written off. Upon successful completion of each project, the Company will make a determination about the then remaining useful life of the intangible asset and begin amortization. The Company tests its indefinite-lived intangibles, IPR&D assets, for impairment annually on November 30 and more frequently if events or changes in circumstances indicate that it is more likely than not that the asset is impaired. When testing indefinite-lived intangibles for impairment, the Company may assess qualitative factors for its indefinite-lived intangibles to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the asset is impaired. Alternatively, the Company may bypass this qualitative assessment for some or all of its indefinite-lived intangibles and perform the quantitative impairment test that compares the fair value of the indefinite-lived intangible asset with the asset’s carrying amount. There was no impairment of IPR&D for the years ended December 31, 2017 or 2016.

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

Loss per share

Basic loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the earnings of the entity. The treasury stock method is used to determine the dilutive effect of the Company’s stock options and warrants. The Company had a net loss in all periods presented thus the inclusion of stock options and warrants would be anti-dilutive to net loss per share.

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

The Company uses a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. The Company has elected to treat interest and penalties, to the extent they arise, as a component of income tax expense.  There was no interest or penalties related to income taxes for the years ended December 31, 2017, 2016 or 2015. Income tax years beginning in 2012 for federal and state purposes are generally subject to examination by taxing authorities, although net operating losses from all prior years are subject to examinations and adjustments for at least three years following the year in which the tax attributes are utilized.

On December 22, 2017, the United States enacted tax reform legislation commonly known as the Tax Cuts and Jobs Act (the “Act”), resulting in significant modifications to existing law. The Company has completed the accounting for the effects of the Act during 2017. The Company’s financial statements for the year ended December 31, 2017, reflect the effects of the Act which includes a reduction in the corporate tax rate from 34% to 21%.  Accordingly, the Company’s deferred tax assets and liabilities were revalued at the newly enacted rates expected to be effective in 2018 and forward; the reduction in federal rate from 34% to 21% resulted in no impact to total income tax expense.  In addition to the federal rate change impact, the Company accounted for the impact of legislation on the timing of deferred tax positions and overall financial statement presentation, resulting in a total income tax benefit of $9.4 million related to future implications of indefinite lived deferred tax positions.

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

Long-lived assets

The Company reviews the recoverability of all long-lived assets, including the related useful lives, whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset might not be recoverable. If required, the Company compares the estimated undiscounted future net cash flows to the related asset’s carrying value to determine whether there has been an impairment. If an asset is considered impaired, the asset is written down to fair value, which is based either on discounted cash flows or appraised values in the period the impairment becomes known. The Company believes that all long-lived assets are recoverable, and no impairment was deemed necessary at December 31, 2017 and 2016.

Goodwill

The Company tests its goodwill for impairment annually, or whenever events or changes in circumstances indicate an impairment may have occurred, by comparing its reporting unit’s carrying value to its fair value. Impairment may result from, among other things, deterioration in the performance of the acquired business, adverse market conditions, adverse changes in applicable laws or regulations and a variety of other circumstances. If the Company determines that an impairment has occurred, it is required to record a write-down of the carrying value and charge the impairment as an operating expense in the period the determination is made. In evaluating the recoverability of the carrying value of goodwill, the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the acquired assets. Changes in strategy or market conditions could significantly impact those judgments in the future and require an adjustment to the recorded balances. The Company tested its goodwill for impairment as of November 30. There was no impairment of goodwill for the years ended December 31, 2017 or 2016.

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

The following tables present information about the Company’s cash equivalents and marketable securities (current and non-current) as of December 31, 2017 and 2016, measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value:

	December 31, 2017
	Total	Level 1	Level 2	Level 3
Cash equivalents	$22,782,626	$22,782,626	$—	$—
Marketable securities	107,132,401	—	107,132,401	—
Total fair value	$129,915,027	$22,782,626	$107,132,401	$—

	December 31, 2016
	Total	Level 1	Level 2	Level 3
Cash equivalents	$15,260,809	$15,260,809	$—	$—

Marketable securities are valued using models or other valuation methodologies that use Level 2 inputs. These models are primarily industry-standard models that consider various assumptions, including time value, yield curve, volatility factors, default rates, current market and contractual prices for the underlying financial instruments, as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace.

The carrying amounts of cash, restricted cash, accounts payable, and accrued liabilities approximate fair value because of their short-term nature. The Company believes that the Company's debt obligations accrue interest at rates which approximate prevailing market rates for instruments with similar characteristics and, accordingly, the carrying values for these instruments approximate fair value.

Revenue recognition

The Company applies the revenue recognition guidance in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 605, Revenue Recognition. Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred and title has passed, the price is fixed or determinable, and collectability is reasonably assured. The Company is a development stage company and has had no revenues from product sales to date.

When the Company enters into an arrangement that meets the definition of a collaboration under ASC 808, Collaboration Arrangements, the Company recognizes revenue as the research and development is performed and its respective share of the expenses are incurred. The Company assesses whether the arrangement contains multiple elements or deliverables, which may include (1) licenses to the Company's technology, (2) research and development activities performed for the collaboration partner, and (3) participation on Joint Steering Committees.  Payments may include non-refundable, upfront payments, milestone payments upon achieving significant development events, and royalties on future sales.  Each required deliverable is evaluated to determine whether it qualifies as a separate unit of accounting based on whether the deliverable has “stand-alone value” to the customer. The arrangement’s consideration is then allocated to each separate unit of accounting based on the relative selling price of each deliverable. The estimated selling price of each deliverable is determined using the following hierarchy of values: (i) vendor-specific objective evidence of fair value; (ii) third-party evidence of selling price; and (iii) best estimate of selling price. The best estimate of selling price reflects the Company’s best estimate of what the selling price would be if the deliverable was regularly sold by the Company on a stand-alone basis. The consideration allocated to each unit of accounting is then recognized as the related goods or services are delivered, limited to the consideration that is not contingent upon future deliverables. Supply or service transactions may involve the charge of a nonrefundable initial fee with subsequent periodic payments for future products or services. The up-front fees, even if nonrefundable, are recognized as revenue as the products and/or services are delivered and performed over the term of the arrangement.

Deferred revenue

The Company applies the revenue recognition guidance in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 605, Revenue Recognition. Using FASB ASC 605, Revenue that is unearned is deferred. Deferred revenue expected to be recognized as revenue more than one year subsequent to the balance sheet date is classified as long-term deferred revenue.

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

The Revenue ASUs provide an accounting standard for a single comprehensive model for use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. The accounting standard is effective for interim and annual periods beginning after December 15, 2017, with an option to early adopt for interim and annual periods beginning after December 15, 2016. The guidance permits two methods of adoption: retrospectively to each prior reporting period presented (the full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the modified retrospective method). The Company performed a detailed review of its collaboration agreements and assessed the differences in accounting for such contracts under this guidance compared with current revenue accounting standards. Based on its review of the collaboration agreements, adoption of the new standard is not expected to have a material impact on the Company’s consolidated financial statements. The Company will adopt the new standard on January 1, 2018 using the modified retrospective method.

In February 2016, the FASB issued ASU No 2016-02, Leases. The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. Although the Company is currently assessing the impact of adoption of ASU 2016-02 on its consolidated financial statements, the Company currently believes the most significant changes will be related to the recognition of new right-of-use assets and lease liabilities on the Company’s balance sheet for operating leases. Refer to Note 10, Commitments and Contingencies, for the Company's current lease commitments.

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

NOTE 3 — ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following:

	December 31, 2017	December 31, 2016
Research and development costs and other accrued expenses	$1,162,441	$574,290
Professional fees	251,000	192,000
Interest payable	20,508	49,523
Accrued bonus	5,899	—
	$1,439,848	$815,813

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

	Year Ended December 31,
	2017	2016	2015
Net loss	$(31,523,207)	$(31,045,372)	$(27,081,632)
Weighted average shares of common stock outstanding	37,937,191	31,514,154	23,412,181
Net loss per share of common stock – basic and diluted	$(0.83)	$(0.99)	$(1.16)

The following securities outstanding at December 31, 2017, 2016 and 2015 have been excluded from the calculation of weighted average shares outstanding as their effect on the calculation of loss per share is antidilutive:

	December 31, 2017	December 31, 2016	December 31, 2015
Common stock options	6,132,650	3,974,143	3,388,698
Restricted stock units	185,950	219,600	—
Common stock warrants	40,790	2,269,766	6,322,451

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

On or prior to March 31, 2016, the Company was permitted to borrow additional term loans in the aggregate principal amount up to $5 million, subject to the satisfaction of certain borrowing conditions, including the Company’s achievement of primary endpoints on its Phase IIa trials for MIN-117 and seltorexant programs. In June 2016, the Company irrevocably elected not to borrow the additional $5 million available under the Term Loans.

The Company paid a facility fee of $75,000 for access to the Term Loans and will be required to pay a final payment of 5.1% of the total amount borrowed, which has been included as a component of the debt discount and is amortized to interest expense over the term of the loans.  The outstanding Term A Loans and debt discount are as follows:

December 31, 2017
Term A Loans	$3,490,704
Less: debt discount and financing costs	(15,550)
Less: current portion	(3,962,664)
Accrued portion of final payment	487,510
Long-term portion	$—

For the year ended December 31, 2017, and 2016, the Company recognized interest expense of $0.6 million and $1.0 million, respectively, including $0.2 million and $0.3 million, respectively, related to the debt discount.

The Term Loans mature on August 1, 2018. The Company may prepay all, but not less than all, of the loaned amount upon 30 days’ advance notice to the Lenders, provided that the Company will be obligated to pay a prepayment fee equal to (i) 3% of the outstanding balance, if the loan is prepaid within 24 months of the funding date, (ii) 2% of the outstanding balance, if the loan is prepaid between 24 and 36 months of the funding date and (iii) 1% of the outstanding balance, if the loan is prepaid thereafter (each, a “Prepayment Fee”).  The expected remaining repayment of the $10.0 million Term A loan principal is $3,490,704 during 2018.

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

Upon the occurrence of certain events, including but not limited to the Company’s failure to satisfy its payment obligations under the Loan Agreement, the breach of certain of its other covenants under the Loan Agreement, or the occurrence of a material adverse change, the Lenders will have the right, among other remedies, to declare all principal and interest immediately due and payable, and will have the right to receive the final payment fee and, if the payment of principal and interest is due prior to maturity, the applicable Prepayment Fee. As of December 31, 2017, the Company was in compliance with all covenants set forth in the Loan Agreement.

NOTE 6 — CO-DEVELOPMENT AND LICENSE AGREEMENT

On February 13, 2014, the Company signed a co-development and license agreement (“the agreement”) with Janssen, which became effective upon completion of the Company’s initial public offering and the payment of a $22.0 million license fee. Under the agreement, Janssen, the licensor, granted the Company an exclusive license, with the right to sublicense, in the Minerva Territory, under (i) certain patent and patent applications to sell products containing any orexin 2 compound, controlled by the licensor and claimed in a licensor patent right as an active ingredient and (ii) seltorexant for any use in humans. In addition, upon regulatory approval in the Minerva Territory (and earlier if certain default events occur), the Company will have rights to manufacture seltorexant, also known as JNJ-42847922. The Company has granted to the licensor an exclusive license, with the right to sublicense, under all patent rights and know-how controlled by the Company related to seltorexant to sell seltorexant outside the Minerva Territory. In consideration of the licenses granted on July 7, 2014, the Company made a license fee payment of $22.0 million, which was included as a component of research and development expense in 2014.

The original agreement contains certain provisions, which include the Company’s ability to opt-out of the agreement upon completion of certain milestones.  If the Company elects to participate in the development program through to the potential commercial approval of seltorexant, the Company will pay a quarterly royalty percentage to the licensor in the high single digits on aggregate net sales for seltorexant products sold by the Company, its affiliates and sublicensees in the Minerva Territory. The licensor will pay a quarterly royalty percentage to the Company in the high single digits on aggregate net sales for seltorexant products sold by the licensor outside the Minerva Territory.  In accordance with the development agreement, the Company will pay 40% of seltorexant development costs related to the joint development of any seltorexant products.

The Company’s share of aggregate development costs shall not exceed (i) $5.0 million for the period beginning from the effective date of the license and ending following the completion of certain Phase 1b clinical trials and animal toxicology studies, and (ii) $24.0 million for the period beginning from the effective date of the license and ending following the completion of certain Phase 2 clinical trials.  Janssen has a right to opt out at the end of certain development milestones, after which, Janssen will not have to fund further development of seltorexant and the Minerva Territory will be expanded to also include all of North America. The Company would then owe Janssen a reduced royalty in the mid-single digits for all sales in the Minerva Territory. Janssen may also terminate the agreement for the Company’s material breach or certain insolvency events, including if the Company is unable to fund its portion of the development costs.

The Company accounts for the co-development and license agreement as a joint risk-sharing collaboration in accordance with ASC 808, Collaboration Arrangements. Payments between the Company and the licensor with respect to each party’s share of seltorexant development costs that have been incurred pursuant to the joint development plan are recorded within research and development expenses or general and administrative expenses, as applicable, in the accompanying consolidated statements of operations due to the joint risk-sharing nature of the activities. The Company has included zero and $2.5 million in accrued collaborative expenses, as of December 31, 2017 and December 31, 2016, respectively, related to this agreement. In the 12 months ended December 31, 2017 and 2016, the Company paid $2.5 million and zero, respectively, related to development activities under this agreement.

On July 6, 2016, the Company and Janssen agreed that “Decision Point 2” had been reached as defined under the co-development agreement. As neither party has exercised their right to withdraw from the agreement, the Company has paid Janssen $3.5 million and have incurred direct expenses of $0.3 million related to development activities under the current phase of development. During the 12 months ended December 30, 2017 and 2016, the Company recorded an expense of $11.2 million and $3.5 million, respectively, for certain development activities in accordance with the terms of the co-development agreement. The company has included zero and $2.5 million in accrued collaborative expenses as of December 31, 2017 and December 31, 2016, respectively, related to this agreement.

In June 2017, the Company entered into the Amendment.  The effectiveness of the Amendment was contingent upon approval of its terms by the European Commission and the closing of the acquisition of Actelion by affiliates of Janssen.  These conditions were subsequently met, and the agreement became effective on August 29, 2017. Under the amended agreement, Janssen has waived its right to royalties on seltorexant insomnia sales in the European Union, Switzerland, Liechtenstein, Iceland and Norway (the “Minerva Territory”). The Company retains all of its rights to seltorexant, including commercialization of the molecule for the treatment of insomnia and as an as adjunctive therapy for MDD, which include an exclusive license in the Minerva Territory, with royalties payable by the Company to Janssen on seltorexant MDD sales. Royalties on sales outside of the Minerva Territory are payable by Janssen to the Company. Janssen made an upfront payment to the Company of $30 million upon the effectiveness of the Amendment and agreed to make a $20 million payment at the start of a Phase 3 insomnia trial for seltorexant and a $20 million payment when 50% of the patients are enrolled in this trial. Janssen further agreed to waive the remaining payments due from the Company until completion of the Phase 2 development of seltorexant. The $30 million payment and $11.2 million in previously accrued collaborative expenses, which were forgiven upon the effective date of the agreement, will be earned and recognized as revenue as the services are performed from the commencement of Phase 3 development to the completion of the development activities using the proportional performance method. The $30 million payment along with the $11.2 million in previously accrued collaborative expenses have been included under Deferred Revenue on the Company’s balance sheet at December 31, 2017. In connection with the Amendment, the Company repurchased all of the approximately 3.9 million shares of its common stock previously owned by Johnson & Johnson Innovation-JJDC Inc. at a per share price of $0.0001, for an aggregate purchase price of approximately $389.

As a result of the Amendment, the Company assumed strategic control for the clinical development of seltorexant in insomnia under the Phase 2 development program, but has no further financial obligations until the Phase 2b development milestone is complete, which is expected to occur in the second half of 2019. Upon completion of this development milestone, referred to as “Decision Point 4”, Minerva has the right to opt-out of the agreement and collect a royalty on worldwide sales of seltorexant in the single digits with no further obligations to Janssen.  If the Company elects to continue past “Decision Point 4” into Phase 3, the Company would be obligated to fund the clinical trials related to insomnia, and receive $40 million in milestone payments from Janssen, and would also be responsible for 40% of all costs incurred in the Phase 3 MDD program.

The Company determined that the license under the Amendment is not considered to be a separate deliverable as it contains no value without the development activities performed under the agreement.  The participation in the joint steering committee under the Amendment is considered to be not separable from the development activities and therefore the two deliverables are combined into a single unit of account.  The Company concluded that the milestone payments are solely dependent on future developments and therefore are considered non-substantive and will recognize such revenue in the periods in which the milestones are achieved.  Similarly, the Company will recognize royalty revenues in the periods of the sale of the related products, provided that the reported sales are reliably measurable, collectability is reasonably assured and the Company has no further performance obligations.

NOTE 7 — STOCKHOLDERS’ EQUITY

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

Share Repurchase

In connection with the Janssen amendment (see Note 6), the Company repurchased all of the approximately 3.9 million shares of its common stock previously owned by Johnson & Johnson Innovation-JJDC Inc. at a per share price of $0.0001, for an aggregate purchase price of approximately $389.

Warrant Exercises

In January, February, June, December 2016, and March 2017, certain investors in the Company’s March 2015 private placement exercised their warrants at an exercise price of $5.772 per share and received an aggregate of 5,673,758 shares of the Company’s common stock. The Company received gross proceeds of approximately $32.7 million from the exercise of these warrants.

Private Placement of Common Stock and Warrants

On March 17, 2016, the Company entered into a common stock purchase agreement with a member of the Board of Directors, pursuant to which the Company, in a private placement, sold to the director an aggregate of 181,488 shares of the Company’s common stock, at a price per share of $5.51, for gross proceeds of approximately $1.0 million.

On March 18, 2015, pursuant to a securities purchase agreement with certain accredited investors dated March 13, 2015, the Company sold in a private placement 6,281,661 shares of the Company’s common stock at a price per share of $4.81 and warrants to purchase up to an aggregate of 6,281,661 shares of common stock at a purchase price of $0.125 per warrant share, with an initial exercise price of $5.772 per share, resulting in gross proceeds of approximately $31.0 million. The Company incurred $2.5 million for placement agent fees and transaction costs which have been included as a component of additional paid-in capital, resulting in net proceeds of $28.5 million. The warrants expired on March 18, 2017, two years after the date on which they were initially issued. As of December 31, 2017, there were no remaining warrants outstanding under the Company’s March 2015 private placement.

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

Term Loan Warrants

In connection with the Loan Agreement, the Company issued the Lenders warrants to purchase shares of its common stock upon its draw of each tranche of the Term Loans (see Note 5). The aggregate number of shares of common stock issuable upon exercise of the warrants is equal to 2.25% of the amount drawn of such tranche, divided by the average closing price per share of the Company’s common stock reported on the NASDAQ Global Market for the 10 consecutive trading days prior to the applicable draw.  Upon the draw of the Term A Loans, the Company issued the Lenders warrants to purchase 40,790 shares of common stock at a per share exercise price of $5.516. The warrants are immediately exercisable upon issuance, and other than in connection with certain mergers or acquisitions, will expire on the ten-year anniversary of the date of issuance.  The fair value of the warrants was estimated at $0.2 million using a Black-Scholes model and assuming: (i) expected volatility of 100.8%, (ii) risk free interest rate of 1.83%, (iii) an expected life of 10 years and (iv) no dividend payments.  The fair value of the warrants was included as a discount to the Term A Loans and also as a component of additional paid-in capital and will be amortized to interest expense over the term of the loan. All such warrants were outstanding as of December 31, 2017.

NOTE 8 — STOCK AWARD PLAN AND STOCK-BASED COMPENSATION

In December 2013, the Company adopted the 2013 Equity Incentive Plan (as subsequently amended and restated, the “Plan”), which provides for the issuance of options, stock appreciation rights, stock awards and stock units. On January 1, 2017, in accordance with the terms of the Plan, the total shares authorized for issuance under the plan increased by 750,000 to 5,781,333.  This increase represents the lesser of 750,000 shares or 4% of the total shares outstanding calculated as of the end of the most recent fiscal year. On December 11, 2017, the Company, issued inducement awards in the form of an option to purchase 775,000 shares of the Company’s common stock with an exercise price of $6.05 per share and restricted stock unit award to acquire 40,000 shares of the Company’s common stock, to Rick Russell in connection with his appointment as the Company’s President. These inducement awards are outside of, but subject to the terms generally consistent with, the Company’s 2013 Equity Incentive Plan, as amended, or the 2013 Plan, as a material inducement to Mr. Russell’s acceptance of employment with the Company in accordance with NASDAQ Listing Rule 5635(c)(4).  The exercise price per share shall not be less than the fair value of the Company’s underlying common stock on the grant date and no option may have a term in excess of ten years. Stock option activity for employees and non-employees under the Plan for the year ended December 31, 2017 is as follows:

		Weighted-Average	Weighted-Average Remaining Contractual Term	Total Intrinsic Value
	Stock Options	Exercise Price	(years)	(in thousands)
Outstanding January 1, 2017	3,974,143	$6.61	8.3

Granted	2,580,000	$6.51
Exercised	(197,874)	$5.71
Forfeited	(223,619)	$8.06
Outstanding December 31, 2017	6,132,650	$6.54	8.4	$1,741
Exercisable December 31, 2017	2,563,008	$6.25	7.1	$961
Available for future grant	15,154

The weighted average grant-date fair value of stock options outstanding on December 31, 2017 was $4.98 per share. Total unrecognized compensation costs related to non-vested stock options at December 31, 2017 was approximately $16.6 million and is expected to be recognized within future operating results over a weighted-average period of 3.3 years. The total intrinsic value of the options exercised during the years ended December 31, 2017 and 2016 was approximately $0.7 million and $0.1 million, respectively. No options were exercised during the year ended December 31, 2015.

The expected term of the employee-related options was estimated using the “simplified” method as defined by the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107, Share-Based Payment. The volatility assumption was determined by examining the historical volatilities for industry peer companies, as the Company does not have sufficient trading history for its common stock. The risk-free interest rate assumption is based on the U.S. Treasury instruments whose term was consistent with the expected term of the options. The dividend assumption is based on the Company’s history and expectation of dividend payouts. The Company has never paid dividends on its common stock and does not anticipate paying dividends on its common stock in the foreseeable future. Accordingly, the Company has assumed no dividend yield for purposes of estimating the fair value of the options

The Company uses the Black Scholes model to estimate the fair value of stock options granted.  For stock options granted to employees during the years ended December 31, 2017, 2016, and 2015, the Company utilized the following assumptions:

	Years ended December 31,
	2017	2016	2015
Expected term (years)	5.5-6.25	5.5-6.25	5.5-6.25
Risk free interest rate	1.83-2.25%	1.17-2.22%	1.27-1.98%
Volatility	79-84%	78-79%	74-110%
Dividend yield	0%	0%	0%
Weighted average grant date fair value per share of common stock	$4.50	$8.47	$3.83

Stock-Based Awards Granted to Non-employees-The Company from time to time grants options to purchase common stock to non-employees for services rendered and records expense ratably over the vesting period of each award. The Company estimates the fair value of the stock options using the Black-Scholes valuation model at each reporting date. The Company granted 480,000 stock options to non-employees and recorded stock-based compensation expense of $287,000 during the year ended December 31, 2017. The Company granted 60,000 stock options to non-employees and recorded stock-based compensation expense of $53,000 during the year ended December 31, 2016. There were no stock option grants made to non-employees made during the years ended December 31, 2015.

For stock options granted to non-employees, the Company utilized the following assumptions:

	Years ended December 31,
	2017	2016	2015
Expected term (years)	8.7-9.9	9.7	—
Risk free interest rate	2.37-2.40%	2.43%	—
Volatility	111-113%	104%	—
Dividend yield	0%	0%	—
Weighted average reporting date fair value per share of common stock	$5.54	$10.62	—

RSU activity under the Plan for the year ended December 31, 2017 is as follows:

		Weighted-Average
		Grant Date
	RSUs	Fair Value
Unvested January 1, 2017	219,600	$13.45

Granted	40,000	$6.05
Vested	(48,650)	$13.45
Forfeited	(25,000)	$13.45
Unvested December 31, 2017	185,950	$11.86

RSUs awarded to employees generally vest one‑fourth per year over four years from the anniversary of the date of grant, provided the employee remains continuously employed with the Company. Shares of the Company’s stock are delivered to the employee upon vesting, subject to payment of applicable withholding taxes. The fair value of RSUs is equal to the closing price of the Company’s common stock on the date of grant. Total unrecognized compensation costs related to non-vested RSUs at December 31, 2017 was approximately $2.2 million and is expected to be recognized within future operating results over a weighted-average period of 3.1 years. The total fair value of shares vested during the year ended December 31, 2017, was approximately $0.3 million. No shares vested during the years ended December 31, 2016 or 2015.

The following table presents stock-based compensation expense included in the Company’s consolidated statements of operations:

	Years ended December 31,
	2017	2016	2015
Research and development	$1,966,126	$1,036,482	$604,320
General and administrative	3,066,997	2,534,729	1,597,915
Total	$5,033,123	$3,571,211	$2,202,235

NOTE 9 — INCOME TAXES

The provision for federal, foreign and state income taxes for the years ended December 31, 2017, 2016 and 2015 are as follows:

Years ended December 31,
	2017	2016(1)	2015(1)
Current income tax provision (benefit)
Federal	$—	$—	$—
Foreign	—	—	—
State	—	—	—
Deferred income tax provision (benefit)
Federal	(9,376,272)	—	—
Foreign	—	—	—
State	—	—	—
Total income tax provision (benefit)	$(9,376,272)	$—	$—
(1)	There was no tax provision for income taxes for the year ended December 31, 2016 and 2015 due to losses.

Net deferred tax assets (liabilities) as of December 31, 2017 and 2016 consist of the following:

	December 31,	December 31,
	2017	2016
Deferred tax assets:
Net operating loss carryforwards	$18,265,530	$20,213,845
Research and development tax credits	145,115	145,115
Capitalized research and development costs	14,858,509	16,413,906
Stock-based compensation	4,180,651	4,741,558
Deferred start-up and license costs	6,532,419	10,258,431
Deferred Revenue	3,053,174	—
Other	129,082	—
Net deferred tax assets	47,164,480	51,772,855
Valuation allowance	(41,878,528)	(51,772,855)
Net deferred tax assets	$5,285,952	$—
Deferred tax liabilities:
In-process research and development	$(9,343,440)	$(13,433,760)
Net deferred tax liabilities	(4,057,488)	(13,433,760)

A reconciliation between the Company’s effective tax rate and the federal statutory rate for the years ended December 31, 2017, 2016 and 2015 are as follows:

	Years ended December 31,
	2017	2016	2015
Federal statutory rate	(34.00%)	(34.00%)	(34.00%)
Permanent differences	0.66%	0.76%	0.53%
State income taxes	0.00%	(5.16%)	(5.20%)
Valuation allowance	56.33%	38.40%	38.67%
Effective tax rate	22.99%	0.00%	0.00%

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical losses and the uncertainty of future taxable income over the periods which the Company will realize the benefits of its net deferred tax assets, management believes it is more likely than not that the Company will not realize the benefits on the balance of its net deferred tax asset and, accordingly, the Company has established a full valuation allowance on its net deferred tax assets. The valuation allowance decreased by approximately $9.9 million and increased by $11.9 million during the years ended December 31, 2017 and 2016.

As of December 31, 2017, the Company had approximately $64.8 million of Federal net operating losses that will begin to expire in 2027. As of December 31, 2017, the Company's wholly owned subsidiary had approximately $4.9 million of operating losses in Swizterland that will begin to expire in 2018. As of December 31, 2017, the Company had approximately $7.8 million of New Jersey and approximately $48.5 million of Massachusetts operating losses that will begin to expire in 2029 and 2033 respectively.  As of December 31, 2017, the Company had approximately $0.2 million of federal research and development credits that will begin to expire in 2027. The Internal Revenue Code ("IRC") limits the amounts of net operating loss carryforwards that a company may use in any one year in the event of certain cumulative changes in ownership over a three-year period as described in Section 382 of the IRS. The Company has not performed a detailed analysis to determine whether an ownership change has occurred as of December 31, 2017.

On December 22, 2017, the United States enacted tax reform legislation commonly known as the Tax Cuts and Jobs Act (the “Act”), resulting in significant modifications to existing law. The Company has completed the accounting for the effects of the Act during 2017. The Company’s financial statements for the year ended December 31, 2017, reflect the effects of the Act which includes a reduction in the corporate tax rate from 34% to 21%.  Accordingly, the Company’s deferred tax assets and liabilities were revalued at the newly enacted rates expected to be effective in 2018 and forward; the reduction in federal rate from 34% to 21% resulted in no impact to total income tax expense.  In addition to the federal rate change impact, the Company accounted for the impact of legislation on the timing of deferred tax positions and overall financial statement presentation, resulting in a total income tax benefit of $9.4 million related to future implications of indefinite lived deferred tax positions.

This legislative change regarding the carryforward period of net operating losses impacts the Company’s indefinite lived deferred tax liabilities related to its IPR&D intangibles.  Prior to the change in tax law, the Company’s net operating losses could not be used to offset deferred tax liabilities resulting from taxable temporary differences with an indefinite life.  After the legislative change, federal net operating loss incurred after December 31, 2017 will have an indefinite life.  As a result, the Company’s deductible temporary differences will reverse and create unlimited lived deferred tax assets which may be available to offset indefinite lived deferred tax liabilities.  Accordingly, the Company has recognized a tax benefit for the period ending December 31, 2017 to reflect this reversal pattern.

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. There are currently no pending income tax examinations. The Company’s tax years are still open under statute from 2012 to the present.

As of December 31, 2017 and 2016, the Company had no liability recorded for unrecognized tax benefits. The Company classifies penalties and interest expense related to income tax liabilities as an income tax expense. There were no interest and penalties recognized in the statements of operations for the years ended December 31, 2017, 2016 and 2015, or accrued on the balance sheets as of December 31, 2017 and 2016.

NOTE 10 — COMMITMENTS AND CONTINGENCIES

On October 2, 2017, the Company entered into an office sublease agreement (the “Sublease”) with Profitect, Inc. (the “Sublandlord”) to sublease approximately 5,923 rentable square feet of office space located at 1601 Trapelo Road, Waltham, MA 02451 (the “Premises”). The term of the Sublease began on November 1, 2017 and will expire on July 30, 2021, with a monthly rental rate starting at $14,807.50 and escalating to a maximum monthly rental rate of $16,288.25 in the final 12 months of the term.  The Sublandlord has agreed to provide the Premises to the Company free of charge for the first two months of the term.

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

NOTE 11 — RELATED PARTY TRANSACTIONS

In January 2016, the Company entered into a services agreement with V-Watch SA (“V-Watch”), for approximately $105,000 for the use of V-Watch’s SomnoArt device for monitoring sleep in the roluperidone Phase IIb and MIN-117 Phase IIa trials. The Company’s Chief Executive Officer is the chairman of the board of directors of V-Watch. Funds affiliated with Index Ventures, a stockholder of the Company, hold greater than 10% of the outstanding capital stock of V-Watch.

Also refer to Note 6 – Co-Development and License agreement and Note 7 – Stockholder’s Equity for additional related party transactions.

NOTE 12 — QUARTERLY RESULTS (Unaudited)

	Three Months Ended
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
	(in thousands, except per share data)
Total revenues	$—	$—	$—	$—
Operating loss	(10,485)	(9,746)	(11,407)	(9,532)
Net income (loss)	(10,645)	(9,780)	(11,260)	162
Loss per share, basic and diluted	$(0.30)	$(0.27)	$(0.28)	$0.00

	Three Months Ended
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
	(in thousands, except per share data)
Total revenues	$—	$—	$—	$—
Operating loss	(7,757)	(4,965)	(8,232)	(9,237)
Net loss	(8,004)	(5,214)	(8,423)	(9,404)
Loss per share, basic and diluted	$(0.29)	$(0.18)	$(0.24)	$(0.27)

	Three Months Ended
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
	(in thousands, except per share data)
Total revenues	$—	$—	$—	$—
Operating loss	(5,878)	(6,332)	(5,705)	(8,194)
Net loss	(6,093)	(6,610)	(5,939)	(8,439)
Loss per share, basic and diluted	$(0.31)	$(0.27)	$(0.24)	$(0.34)

NOTE 13 — SUBSEQUENT EVENTS

Stock Option Plan

On January 1, 2018, in accordance with the terms of the Company’s 2013 Equity Incentive Plan, the total shares authorized for issuance under the plan increased by 750,000 to 6,531,333.  This increase represents the lesser of 750,000 shares or 4% of the total shares outstanding calculated as of the end of the most recent fiscal year.

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

Our management, with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2017. Based on the evaluation of our disclosure controls and procedures as of December 31, 2017, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

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

As of December 31, 2017, our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 Framework). Based on this assessment, our management concluded that, as of December 31, 2017, our internal control over financial reporting was effective based on those criteria. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

This annual report does not include an attestation report of our registered public accounting firm due to a transition period established by the JOBS Act for emerging growth companies.

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting during the fourth quarter that would have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	Other Information

None.

Part III

ITEM 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item 10 will be contained in the sections entitled “Election of Directors,” “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” appearing in the definitive proxy statement we will file in connection with our 2018 Annual Meeting of Stockholders and is incorporated by reference herein. The information required by this item relating to executive officers may be found in Part I, Item 1 of this report under the heading “Business—Executive Officers” and is incorporated herein by reference.

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

The information required by this Item 12 will be contained in the sections entitled “Ownership of Our Common Stock” and “Executive and Director Compensation—Equity Compensation Plan Information” appearing in the definitive proxy statement we will file in connection with our 2018 Annual Meeting of Stockholders and is incorporated by reference herein.

ITEM 13.	Certain Relationships and Related Person Transactions, and Director Independence

The information required by this Item 13 will be contained in the sections entitled “Certain Relationships and Related Person Transactions” appearing in the definitive proxy statement we will file in connection with our 2018 Annual Meeting of Stockholders and is incorporated by reference herein.

ITEM 14.	Principal Accounting Fees and Services

The information required by this Item 14 will be contained in the section entitled “Corporate Governance—Principal Accountant Fees and Services” appearing in the definitive proxy statement we will file in connection with our 2018 Annual Meeting of Stockholders and is incorporated by reference herein.

Part IV

ITEM 15.	Exhibits and Financial Statement Schedules
(a)	Documents filed as part of Form 10-K.
(1)	Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2017 and 2016

Consolidated Statements of Operations for the Years Ended December 31, 2017, 2016 and 2015

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2017, 2016 and 2015

Consolidated Statements of Cash Flows for the Years Ended December 31, 2017, 2016 and 2015

Notes to Consolidated Financial Statements

(2)	Schedules

Schedules have been omitted as all required information has been disclosed in the financial statements and related footnotes.

(3)	Exhibits

The following exhibits are filed as part of this Annual Report on Form 10-K or are incorporated herein by reference.

Exhibit No.	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith

2.1	Agreement and Plan of Merger of Sonkei Pharmaceuticals, Inc. with and into Cyrenaic Pharmaceuticals, Inc., dated as of November 12, 2013	S-1	333-195169	10.11	April 9, 2014

2.2	Certificate of Merger Merging Sonkei Pharmaceuticals, Inc. with and into Cyrenaic Pharmaceuticals, Inc., dated as of November 12, 2013	S-1/A	333-195169	3.3	June 10, 2014

3.1	Amended and Restated Certificate of Incorporation of the Registrant	S-1/A	333-195169	3.1	June 10, 2014

3.2	Amended and Restated Bylaws of the Registrant	S-1/A	333-195169	3.2	June 10, 2014

4.1	Form of Common Stock Certificate	S-1/A	333-195169	4.1	June 10, 2014

4.2	Investor Rights Agreement among the Registrant f/k/a Cyrenaic Pharmaceuticals, Inc. and certain of its security holders, dated as of August 29, 2007	S-1/A	333-195169	4.2	June 10, 2014

4.3	Amendment No. 1 to Investor Rights Agreement among the Registrant and certain of its security holders, dated as of December 20, 2013	S-1/A	333-195169	4.3	June 10, 2014

10.1	Share Purchase Agreement between the Registrant, Mind-NRG SA and Various Shareholders dated as of February 11, 2014	S-1	333-195169	10.13	April 9, 2014

10.2	Common Stock Purchase Agreement between Johnson & Johnson Development Corporation and the Registrant, dated as of February 13, 2014	S-1	333-195169	10.14	April 9, 2014

10.3	Loan Agreement by and among certain stockholders and their affiliates and the Registrant, dated as of April 30, 2014	S-1/A	333-195169	10.26	June 10, 2014

Exhibit No.	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.4	Loan Agreement by and among certain stockholders and their affiliates and the Registrant, dated as of May 23, 2014	S-1/A	333-195169	10.27	June 10, 2014

10.5	Stock Purchase Agreement between Care Capital Investments III LP, Index Ventures III L.P. and the Registrant f/k/a Cyrenaic Pharmaceuticals, Inc., dated as of August 29, 2007	S-1	333-195169	10.19	April 9, 2014

10.6	Amendment No. 1 to Stock Purchase Agreement between Care Capital Investments III LP, Index Ventures III L.P. and the Registrant and various Shareholders, dated as of March 28, 2014	S-1	333-195169	10.20	April 9, 2014

10.7†	Employment Agreement between Remy Luthringer and Mind-NRG SA, the Registrant's subsidiary, dated as of April 8, 2014	S-1	333-195169	10.22	April 9, 2014

10.8†	Employment Agreement between Geoff Race and Mind-NRG SA, the Registrant's subsidiary, dated as of April 8, 2014	S-1	333-195169	10.23	April 9, 2014

10.9†	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers	S-1/A	333-195169	10.1	June 10, 2014

10.10*	License Agreement between Mitsubishi Pharma Corporation and the Registrant f/k/a Cyrenaic Pharmaceuticals, Inc., dated as of August 30, 2007	S-1/A	333-195169	10.2	June 10, 2014

10.11*	Amendment to License Agreement between Mitsubishi Tanabe Pharma Corporation and the Registrant f/k/a Cyrenaic Pharmaceuticals, Inc., dated as of June 16, 2011	S-1/A	333-195169	10.3	June 10, 2014

10.12*	Second Amendment to License Agreement between Mitsubishi Tanabe Pharma Corporation and the Registrant, dated as of January 20, 2014	S-1/A	333-195169	10.4	June 10, 2014

10.13*	License Agreement between Mitsubishi Tanabe Pharma Corporation and the Registrant as successor in interest to Sonkei Pharmaceuticals, Inc., dated as of September 1, 2008	S-1/A	333-195169	10.5	June 10, 2014

10.14*	Amendment to License Agreement between Mitsubishi Tanabe Pharma Corporation and the Registrant, dated as of January 20, 2014	S-1/A	333-195169	10.6	June 10, 2014

10.15*	Co-Development and License Agreement between Janssen Pharmaceutica, N.V. and the Registrant, dated as of February 13, 2014	S-1/A	333-195169	10.7	June 10, 2014

10.16†	Employment Agreement between Joseph Reilly and the Registrant, dated as of December 23, 2013	S-1/A	333-195169	10.9	June 10, 2014

10.17†	Amended and Restated 2013 Equity Incentive Plan of the Registrant	S-1/A	333-195169	10.24	June 10, 2014

10.18	Loan and Security Agreement by and among Oxford Finance LLC, Silicon Valley Bank and the Registrant, dated as of January 16, 2015	8-K	001-36517	10.1	January 20, 2015

Exhibit No.	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.19	Form of Securities Purchase Agreement between certain investors referenced therein and the Registrant, dated as of March 13, 2015	8-K	001-36517	10.1	March 18, 2015

10.20	Form of Registration Rights Agreement between certain investors referenced therein and the Registrant, dated as of March 13, 2015	8-K	001-36517	10.3	March 18, 2015

10.21	Second Amendment to License Agreement between Mitsubishi Tanabe Pharma Corporation and the Registrant, dated as of April 21, 2015	10-Q	001-36517	10.5	May 7, 2015

10.22†	Minerva Neurosciences, Inc. Non-Employee Director Compensation Plan (effective July 1, 2015)	8-K	001-36517	10.1	June 18, 2015

10.23	First Amendment to Loan and Security Agreement, dated as of August 27, 2015, by and among Oxford Finance LLC, Silicon Valley Bank and the Registrant	8-K	001-36517	10.1	August 28, 2015

10.24†	Employment Agreement between Fred Ahlholm and the Registrant, dated as of May 30, 2014	10-Q	001-36517	10.2	November 5, 2015

10.25	Second Amendment to Loan and Security Agreement, dated as of February 23, 2016, by and among Oxford Finance LLC, Silicon Valley Bank and the Registrant	8-K	001-36517	10.1	February 25, 2016

10.26	Common Stock Purchase Agreement, dated March 17, 2016, by and between David Kupfer and the Registrant	8-K	001-36517	10.1	March 18, 2016

10.27†	Employment Agreement, dated as of August 1, 2016, by and between Mind-NRG SARL and Dr. Remy Luthringer	10-Q	001-36517	10.1	August 4, 2016

10.28†	Employment Agreement, dated as of August 1, 2016, by and between Mind-NRG SARL and Geoffrey Race	10-Q	001-36517	10.2	August 4, 2016

10.29†	Employment Agreement, dated as of August 1, 2016, by and between the Registrant and Frederick Ahlholm	10-Q	001-36517	10.3	August 4, 2016

10.30†	Employment Agreement, dated as of August 1, 2016, by and between the Registrant and Mark S. Levine	10-Q	001-36517	10.4	August 4, 2016

10.31†	Employment Agreement, dated as of August 1, 2016, by and between the Registrant and Joseph Reilly	10-Q	001-36517	10.5	August 4, 2016

10.32†	Form of Restricted Stock Unit Agreement under the Amended and Restated 2013 Equity Incentive Plan of the Registrant	8-K	001-36517	10.1	December 16, 2016

10.33†	Form of Option Grant Agreement under the Amended and Restated 2013 Equity Incentive Plan	10-K	001-36517	10.36	March 13, 2017

10.34	Sublease Agreement dated October 2, 2017 by and between the Registrant and Profitect, Inc. NV	10-Q	001-36517	10.1	November 6,2017

Exhibit No.	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.35	Amendment No. 1 to Co-Development and License Agreement dated June 13, 2017, by and between the Registrant and Janssen Pharmaceutica NV	8-K	001-36517	10.1	June 14, 2017

10.36	Stock Repurchase Agreement dated June 13, 2017 by and between the Registrant and Johnson & Johnson Innovation-JJDC Inc.	8-K	001-36517	10.2	June 14, 2017

10.37†	Offer Letter by and between the Registrant and Rick Russell, dated December 11, 2017.	8-K	001-36517	10.1	December 11, 2017

10.38†	New Hire Inducement Stock Option Grant by and between the Registrant and Rick Russell, dated December 11, 2017.	8-K	001-36517	10.2	December 11, 2017

10.39†	New Hire Inducement Restricted Stock Unit Grant by and between the Registrant and Rick Russell, dated December 11, 2017.	8-K	001-36517	10.3	December 11, 2017

21.1	List of Subsidiaries					X

23.1	Consent of Deloitte & Touche, LLP, independent registered public accounting firm					X

24.1	Power of Attorney (included on the Signature page of this Annual Report on Form 10-K)					X

31.1	Certification of Chief Executive Officer (Principal Executive Officer) pursuant to Section 302 of Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer (Principal Financial Officer) pursuant to Section 302 of Sarbanes-Oxley Act of 2002					X

32.1**	Certification of Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) pursuant to Section 906 of Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
†	Indicates management contract or compensatory plan or arrangement.
*	Confidential treatment has been requested from the Securities and Exchange Commission as to certain portions of this document.
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

MINERVA NEUROSCIENCES, INC.

By:
/s/ Remy Luthringer, Ph.D.
Remy Luthringer, Ph.D.
Chief Executive Officer (Principal Executive Officer)

Date: March 12, 2018

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

Signature	Title	Date
/s/ Remy Luthringer, Ph.D.	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	March 12, 2018
Remy Luthringer, Ph.D.

/s/ Geoffrey Race	Chief Financial Officer (Principal Financial Officer)	March 12, 2018
Geoffrey Race

/s/ Frederick Ahlholm	Chief Accounting Officer (Principal Accounting Officer)	March 12, 2018
Frederick Ahlholm

/s/ William F. Doyle	Member of the Board of Directors	March 12, 2018
William F. Doyle

/s/ Hans Peter Hasler	Member of the Board of Directors	March 12, 2018
Hans Peter Hasler

/s/ David Kupfer, MD	Member of the Board of Directors	March 12, 2018
David Kupfer, MD

/s/ Fouzia Laghrissi-Thode, MD	Member of the Board of Directors	March 12, 2018
Fouzia Laghrissi-Thode, MD

/s/ Jan van Heek	Member of the Board of Directors	March 12, 2018
Jan van Heek