Form 10-Q
period 2018-03-31
Minerva Neurosciences, Inc.
filed 2018-05-03
CIK 1598646

f

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

The number of shares of Registrant’s Common Stock, $0.0001 par value per share, outstanding as of May 1, 2018 was 38,749,343.

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

PART I – Financial Information

Item 1 – Financial Statements

MINERVA NEUROSCIENCES, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
	2018	2017
Assets
Current assets
Cash and cash equivalents	$45,125,725	$26,051,821
Marketable securities	75,871,095	102,109,419
Restricted cash	100,000	80,000
Prepaid expenses and other current assets	4,243,406	1,299,184
Total current assets	125,340,226	129,540,424

Marketable securities - noncurrent	—	5,022,982
Equipment, net	46,578	50,945
Other noncurrent assets	14,808	14,808
In-process research and development	34,200,000	34,200,000
Goodwill	14,869,399	14,869,399
Total assets	$174,471,011	$183,698,558

Liabilities and Stockholders’ Equity
Current liabilities
Notes payable	$2,697,034	$3,962,664
Accounts payable	2,824,931	1,435,636
Accrued expenses and other current liabilities	2,392,568	1,439,848
Total current liabilities	7,914,533	6,838,148
Deferred taxes	4,057,488	4,057,488
Deferred revenue	41,175,600	41,175,600
Other noncurrent liabilities	30,273	29,878
Total liabilities	53,177,894	52,101,114
Commitments and contingencies

Stockholders’ equity
Preferred stock; $0.0001 par value; 100,000,000 shares authorized; none issued or outstanding as of March 31, 2018 and December 31, 2017, respectively	—	—
Common stock; $0.0001 par value; 125,000,000 shares authorized; 38,749,343 shares issued and outstanding as of March 31, 2018 and December 31, 2017.	3,875	3,875
Additional paid-in capital	298,088,946	295,975,010
Accumulated deficit	(176,799,704)	(164,381,441)
Total stockholders’ equity	121,293,117	131,597,444
Total liabilities and stockholders’ equity	$174,471,011	$183,698,558

See accompanying notes to condensed consolidated financial statements

MINERVA NEUROSCIENCES, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2018	2017
Expenses
Research and development	$8,449,267	$7,614,331
General and administrative	4,294,545	2,870,742
Total expenses	12,743,812	10,485,073
Loss from operations	(12,743,812)	(10,485,073)

Foreign exchange losses	(18,109)	(16,683)
Investment income	414,307	58,662
Interest expense	(70,649)	(201,502)
Net loss	$(12,418,263)	$(10,644,596)

Net loss per share, basic and diluted	$(0.32)	$(0.30)
Weighted average shares outstanding, basic and diluted	38,749,343	35,369,601

See accompanying notes to condensed consolidated financial statements

MINERVA NEUROSCIENCES, INC.

Condensed Consolidated Statement of Changes in Stockholders’ Equity

(Unaudited)

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-In Capital	Deficit	Total
Balances at January 1, 2017	35,024,002	$3,502	$238,836,940	$(132,858,234)	$105,982,208
Exercise of common stock warrants	1,621,073	162	9,356,671	—	9,356,833
Exercise of stock options	59,797	7	281,758	—	281,765
Stock-based compensation	—	—	1,310,043	—	1,310,043
Net loss	—	—	—	(10,644,596)	(10,644,596)
Balances at March 31, 2017	36,704,872	$3,671	$249,785,412	$(143,502,830)	$106,286,253

Balances at January 1, 2018	38,749,343	$3,875	$295,975,010	$(164,381,441)	$131,597,444
Stock-based compensation	—	—	2,113,936	—	2,113,936
Net loss	—	—	—	(12,418,263)	(12,418,263)
Balances at March 31, 2018	38,749,343	$3,875	$298,088,946	$(176,799,704)	$121,293,117

See accompanying notes to condensed consolidated financial statements

MINERVA NEUROSCIENCES, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(12,418,263)	$(10,644,596)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,367	3,302
Amortization of debt discount recorded as interest expense	24,252	67,034
(Accretion) Amortization of marketable securities premium	(54,212)	(1,897)
Stock-based compensation expense	2,113,936	1,310,043
Changes in operating assets and liabilities
Prepaid expenses and other current assets	(2,944,222)	26,547
Accounts payable	1,389,295	1,807,101
Accrued expenses and other current liabilities	952,720	857,571
Accrued collaborative expenses	—	530,298
Other noncurrent liabilities	395	—
Net cash used in operating activities	(10,931,732)	(6,044,597)

Cash flows from investing activities:
Proceeds from the maturity and redemption of marketable securities	39,250,000	—
Purchase of marketable securities	(7,934,482)	(16,477,461)
Net cash (used in) provided by investing activities	31,315,518	(16,477,461)

Cash flows from financing activities:
Proceeds from exercise of common stock warrants	—	9,356,833
Proceeds from exercise of stock options	—	281,765
Repayments of notes payable	(1,289,882)	(1,202,325)
Net cash (used in) provided by financing activities	(1,289,882)	8,436,273
Net increase (decrease) in cash, cash equivalents and restricted cash	19,093,904	(14,085,785)

Cash, cash equivalents and restricted cash
Beginning of period	26,131,821	83,060,609
End of period	$45,225,725	$68,974,824
Supplemental disclosure of cash flow information
Cash paid for interest	$53,975	$141,532
Reconciliation of the Condensed Consolidated Statements of Cash Flows to the Condensed Consolidated Balance Sheets
Cash and cash equivalents	$45,125,725	$68,894,824
Restricted cash	100,000	80,000
Total cash, cash equivalents and restricted cash	$45,225,725	$68,974,824

See accompanying notes to condensed consolidated financial statements

MINERVA NEUROSCIENCES, INC.

Notes to Condensed Consolidated Financial Statements

As of March 31, 2018 and for the Three Months Ended March 31, 2018 and 2017

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

In November 2013, the Company merged with Sonkei Pharmaceuticals Inc. (“Sonkei”), a clinical-stage biopharmaceutical company and, in February 2014, the Company acquired Mind-NRG, a pre-clinical-stage biopharmaceutical company. The Company refers to these transactions as the Sonkei Merger and Mind-NRG Acquisition, respectively. The Company holds licenses to roluperidone and MIN-117 from Mitsubishi Tanabe Pharma Corporation (“MTPC”) with the rights to develop, sell and import roluperidone and MIN-117 globally, excluding most of Asia. With the acquisition of Mind-NRG, the Company obtained exclusive rights to develop and commercialize MIN-301. The Company has also entered into a co-development and license agreement with Janssen, for the exclusive right to commercialize, and the co-exclusive right (with Janssen and its affiliates) to use and develop seltorexant in the European Union, Switzerland, Liechtenstein, Iceland and Norway (the “Minerva Territory”), subject to certain royalty payments to Janssen, and royalty rights for any sales outside the Minerva Territory.

Liquidity

The accompanying financial statements have been prepared as though the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has limited capital resources and has incurred recurring operating losses and negative cash flows from operations since inception. As of March 31, 2018, the Company has an accumulated deficit of approximately $176.8 million and net cash used in operating activities was approximately $10.9 million during the three months ended March 31, 2018. Management expects to continue to incur operating losses and negative cash flows from operations. The Company has financed its operations to date from proceeds from the sale of common stock, warrants, loans and convertible promissory notes.

As of March 31, 2018, the Company had cash, cash equivalents, restricted cash and marketable securities of $121.1 million. The Company believes that its existing cash, cash equivalents, restricted cash and marketable securities will be sufficient to meet its cash commitments for at least the next 12 months after the date that the interim condensed financial statements are issued. The process of drug development can be costly and the timing and outcomes of clinical trials is uncertain. The assumptions upon which the Company has based its estimates are routinely evaluated and may be subject to change. The actual amount of the Company’s expenditures will vary depending upon a number of factors including but not limited to the design, timing and duration of future clinical trials, the progress of the Company’s research and development programs, the infrastructure to support a commercial enterprise, the cost of a commercial product launch and the level of financial resources available. The Company has the ability to adjust its operating plan spending levels based on the timing of future clinical trials which will be predicated upon adequate funding to complete the trials.

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

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim reporting and the requirements of the Securities and Exchange Commission (“SEC”) in accordance with Regulation S-X, Rule 10-01. Under those rules, certain notes and financial information that are normally required for annual financial statements can be condensed or omitted. In the opinion of the Company’s management, the accompanying financial statements contain all adjustments (consisting of items of a normal and recurring nature) necessary to present fairly the financial position as of March 31, 2018, the results of operations for the three months ended March 31, 2018 and 2017 and cash flows for the three months ended March 31, 2018 and 2017. The results of operations for the three months ended March 31, 2018, are not necessarily indicative of the results to be expected for the full year. When preparing financial statements in conformity with GAAP, management must make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates. The consolidated balance sheet as of December 31, 2017 was derived from the audited annual financial statements. The accompanying unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2017 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 12, 2018.

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

Restricted cash

Cash accounts with any type of restriction are classified as restricted. The Company maintained restricted cash balances as collateral for corporate credit cards in the amount of $100,000 and $80,000 at March 31, 2018 and December 31, 2017, respectively.

Marketable securities

Marketable securities consists of corporate and U.S. government debt securities maturing in eleven months or less. Based on the Company’s intentions regarding its marketable securities, all marketable securities are classified as held-to-maturity and are carried under the amortized cost approach. The Company’s investments in marketable securities are classified as Level 2 within the fair value hierarchy. As of March 31, 2018, remaining final maturities of marketable securities ranged from April 2018 to February 2019, with a weighted average remaining maturity of approximately 4 months. The following table provides the amortized cost basis, aggregate fair value, net unrealized (gains)/losses and the net carrying value of investments in held-to-maturity securities as of March 31, 2018:

	March 31, 2018
	Amortized	Aggregate	Unrealized	Unrealized	Net Carrying
	Cost	Fair Value	Gains	Losses	Value
Marketable securities:
Corporate bonds/notes	$45,470,090	$45,314,041	$156,049	$—	$45,470,090
Commercial paper	15,456,258	15,456,258	—	—	15,456,258
U.S. government agency securities	14,944,747	14,927,400	17,347	—	14,944,747
Marketable securities current total	$75,871,095	$75,697,699	$173,396	$—	$75,871,095

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

The amounts capitalized are being accounted for as indefinite-lived intangible assets, subject to impairment testing, until completion or abandonment of research and development efforts associated with the project. An IPR&D asset is considered abandoned when it ceases to be used (that is, research and development efforts associated with the asset have ceased, and there are no plans to sell or license the asset or derive defensive value from the asset). At that point, the asset is considered to be disposed of and is written off. Upon successful completion of each project, the Company will make a determination about the then remaining useful life of the intangible asset and begin amortization. The Company tests its indefinite-lived intangibles, IPR&D assets, for impairment annually on November 30 and more frequently if events or changes in circumstances indicate that it is more likely than not that the asset is impaired. When testing indefinite-lived intangibles for impairment, the Company may assess qualitative factors for its indefinite-lived intangibles to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the asset is impaired. Alternatively, the Company may bypass this qualitative assessment for some or all of its indefinite-lived intangibles and perform the quantitative impairment test that compares the fair value of the indefinite- lived intangible asset with the asset’s carrying amount. There was no impairment of IPR&D for the three months ended March 31, 2018 or 2017.

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

Long-lived assets

The Company reviews the recoverability of all long-lived assets, including the related useful lives, whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset might not be recoverable. If required, the Company compares the estimated undiscounted future net cash flows to the related asset’s carrying value to determine whether there has been an impairment. If an asset is considered impaired, the asset is written down to fair value, which is based either on discounted cash flows or appraised values in the period the impairment becomes known. The Company believes that all long-lived assets are recoverable, and no impairment was deemed necessary at March 31, 2018 and 2017.

Goodwill

The Company tests its goodwill for impairment annually, or whenever events or changes in circumstances indicate an impairment may have occurred, by comparing its reporting unit’s carrying value to its fair value. Impairment may result from, among other things, deterioration in the performance of the acquired business, adverse market conditions, adverse changes in applicable laws or regulations and a variety of other circumstances. If the Company determines that an impairment has occurred, it is required to record a write-down of the carrying value and charge the impairment as an operating expense in the period the determination is made. In evaluating the recoverability of the carrying value of goodwill, the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the acquired assets. Changes in strategy or market conditions could significantly impact those judgments in the future and require an adjustment to the recorded balances. The Company tests its goodwill for impairment as of November 30. There was no impairment of goodwill for the three months ended March 31, 2018 and 2017.

Revenue recognition

The Company applies the revenue recognition guidance in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 606, Revenue from Contracts with Customer. Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred and title has passed, the price is fixed or determinable, and collectability is reasonably assured. The Company is a development stage company and has had no revenues from product sales to date.

When the Company enters into an arrangement that meets the definition of a collaboration under ASC 808, Collaboration Arrangements, the Company recognizes revenue as research and development is performed and its respective share of the expenses are incurred. The Company assesses whether the arrangement contains multiple elements or deliverables, which may include (1) licenses to the Company's technology, (2) research and development activities performed for the collaboration partner, and (3) participation on Joint Steering Committees.  Payments may include non-refundable, upfront payments, milestone payments upon achieving significant development events, and royalties on future sales.  Each required deliverable is evaluated to determine whether it qualifies as a separate unit of accounting based on whether the deliverable has “stand-alone value” to the customer. The arrangement’s consideration is then allocated to each separate unit of accounting based on the relative selling price of each deliverable. The estimated selling price of each deliverable is determined using the following hierarchy of values: (i) vendor-specific objective evidence of fair value; (ii) third-party evidence of selling price; and (iii) best estimate of selling price. The best estimate of selling price reflects the Company’s best estimate of what the selling price would be if the deliverable was regularly sold by the Company on a stand-alone basis. The consideration allocated to each unit of accounting is then recognized as the related goods or services are delivered, limited to the consideration that is not contingent upon future deliverables. Supply or service transactions may involve the charge of a nonrefundable initial fee with subsequent periodic payments for future products or services. The up-front fees, even if nonrefundable, are recognized as revenue as the products and/or services are delivered and performed over the term of the arrangement.

Deferred revenue

The Company applies the revenue recognition guidance in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 606, Revenue from Contracts with Customers. Using FASB ASC 606, Revenue that is unearned is deferred. Deferred revenue expected to be recognized as revenue more than one year subsequent to the balance sheet date is classified as long-term deferred revenue.

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

The Revenue ASUs provide an accounting standard for a single comprehensive model for use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. The accounting standard is effective for interim and annual periods beginning after December 15, 2017, with an option to early adopt for interim and annual periods beginning after December 15, 2016. The guidance permits two methods of adoption: retrospectively to each prior reporting period presented (the full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the modified retrospective method). The Company performed a detailed review of its collaboration agreements and assessed the differences in accounting for such contracts under this guidance compared with current revenue accounting standards. The Company adopted the new standard on January 1, 2018 using the modified retrospective method. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In August 2016, the FASB issued ASU No 2016-15, Statement of Cash Flows – Classification of Certain Cash Receipts and Cash Payments (Topic 230). The new standard clarifies the treatment of several cash flow categories. In addition, ASU 2016-15 clarifies that when cash receipts and cash payments have aspects of more than one class of cash flows and cannot be separated, classification will depend on the predominant source or use. This update is effective for annual periods beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted, including adoption in an interim period.  The Company adopted the new standard on January 1, 2018. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In November 2016, the FASB issued ASU No 2016-18, Statement of Cash Flows- Restricted Cash (Topic 230). The new standard requires an entity to include amounts described as restricted cash and restricted cash equivalents with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The Company adopted the new standard on January 1, 2018. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements. Cash, cash equivalents, and restricted cash reported on the Consolidated Statements of Cash Flows includes restricted cash of $80 thousand as of December 31, 2016, March 31, 2017, December 31, 2017 and $100 thousand as of March 31, 2018.

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

NOTE 3 — ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following:

	March 31, 2018	December 31, 2017
Research and development costs and other accrued expenses	$1,720,813	$1,162,441
Accrued bonus	355,892	5,899
Professional fees	262,135	251,000
Interest payable	12,930	20,508
Vacation pay	40,798	—
	$2,392,568	$1,439,848

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

	Three Months Ended
	March 31,
	2018	2017
Net loss	$(12,418,263)	$(10,644,596)
Weighted average shares of common stock outstanding	38,749,343	35,369,601
Net loss per share of common stock – basic and diluted	$(0.32)	$(0.30)

The following securities outstanding at March 31, 2018 and 2017 have been excluded from the calculation of weighted average shares outstanding as their effect on the calculation of loss per share is antidilutive:

	March 31,
	2018	2017
Common stock options	6,555,150	4,059,346
Restricted stock units	185,950	219,600
Common stock warrants	40,790	40,790

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

In August 2015, the Lenders and the Company entered into a First Amendment to the Loan Agreement, amending certain milestones related to the six month extension of the interest-only repayment period of the Term A Loans.  By raising at least $30.0 million in gross capital (including at least $20.0 million from the sale of equity securities) and completing the first dosing of its Phase 1/Phase 2 clinical trial for MIN-117 prior to December 31, 2015, the Company achieved the interest-only milestones under the Loan Agreement and elected to extend the interest-only period an additional six months and reduce the repayment term by six months. Through August 1, 2016, the Company was obligated only to make monthly interest payments on the outstanding principal balance on the Term A Loans, followed by 24 months of equal principal and interest payments.

On or prior to March 31, 2016, the Company was permitted to borrow additional term loans in the aggregate principal amount up to $5 million, subject to the satisfaction of certain borrowing conditions, including the Company’s achievement of primary endpoints on its Phase 2a trials for MIN-117 and seltorexant programs. In June 2016, the Company irrevocably elected not to borrow the additional $5 million available under the Term Loans.

The Company paid a facility fee at the time of borrowing of $75,000 for access to the Term Loans and will be required to pay a final payment of 5.1% of the total amount borrowed, which has been included as a component of the debt discount and is amortized to interest expense over the term of the loans.  The outstanding Term A Loans and debt discount are as follows:

March 31, 2018
Term A Loans	$2,200,822
Less: debt discount and financing costs	(5,639)
Less: current portion	(2,697,034)
Accrued portion of final payment	501,851
Long-term portion	$—

For the three months ended March 31, 2018 and 2017, the Company recognized interest expense of $0.1 million and $0.2 million respectively, including $24 thousand and $0.1 million, respectively, related to the debt discount.

The Term Loans mature on August 1, 2018. The Company may prepay all, but not less than all, of the loaned amount upon 30 days’ advance notice to the Lenders, provided that the Company will be obligated to pay a prepayment fee equal to (i) 3% of the outstanding balance, if the loan is prepaid within 24 months of the funding date, (ii) 2% of the outstanding balance, if the loan is prepaid between 24 and 36 months of the funding date and (iii) 1% of the outstanding balance, if the loan is prepaid thereafter (each, a “Prepayment Fee”). The expected remaining repayment of the $10.0 million Term A loan principal is $2,200,822 during 2018.

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

Upon the occurrence of certain events, including but not limited to the Company’s failure to satisfy its payment obligations under the Loan Agreement, the breach of certain of its other covenants under the Loan Agreement, or the occurrence of a material adverse change, the Lenders will have the right, among other remedies, to declare all principal and interest immediately due and payable, to take control of the Company’s cash in its SVB deposit account, and will have the right to receive the final payment fee and, if the payment of principal and interest is due prior to maturity, the applicable Prepayment Fee. As of March 31, 2018, the Company was in compliance with all covenants set forth in the Loan Agreement.

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

The Company’s share of aggregate development costs shall not exceed (i) $5.0 million for the period beginning from the effective date of the license and ending following the completion of certain Phase 1b clinical trials and animal toxicology studies, and (ii) $24.0 million for the period beginning from the effective date of the license and ending following the completion of certain Phase 2 clinical trials.  Janssen has a right to opt out at the end of certain development milestones, after which Janssen will not have to fund further development of seltorexant and the Minerva Territory will be expanded to also include all of North America. The Company would then owe Janssen a reduced royalty in the mid-single digits for all sales in the Minerva Territory. Janssen may also terminate the Agreement for the Company’s material breach or certain insolvency events, including if the Company is unable to fund its portion of the development costs.

The Company accounts for the Agreement as a joint risk-sharing collaboration in accordance with ASC 808, Collaboration Arrangements. Payments between the Company and the licensor with respect to each party’s share of seltorexant development costs that have been incurred pursuant to the joint development plan are recorded within research and development expenses or general and administrative expenses, as applicable, in the accompanying consolidated statements of operations due to the joint risk-sharing nature of the activities. The Company has included zero in accrued collaborative expenses, as of March 31, 2018 and December 31, 2017, respectively, related to the Agreement. The Company made no payments in the three months ended March 31, 2018 and 2017, related to development activities under the Agreement.

On July 6, 2016, the Company and Janssen agreed that “Decision Point 2” had been reached as defined under the Agreement. As neither party has exercised their right to withdraw from the Agreement, the Company has paid Janssen $3.5 million and have incurred direct expenses of $0.3 million related to development activities under the current phase of development. During the three months ended March 31, 2018 and 2017, the Company recorded an expense of zero and $3.2 million and a cost offset of $0.1 million, respectively, for certain development activities in accordance with the terms of the Agreement.

In June 2017, the Company entered into an amendment to the Agreement (“the Amendment”). The effectiveness of the Amendment was contingent upon approval of its terms by the European Commission and the closing of the acquisition of Actelion by affiliates of Janssen.  These conditions were subsequently met, and the Agreement became effective on August 29, 2017. Under the amended Agreement, Janssen has waived its right to royalties on seltorexant insomnia sales in the European Union, Switzerland, Liechtenstein, Iceland and Norway (the “Minerva Territory”). The Company retains all of its rights to seltorexant, including commercialization of the molecule for the treatment of insomnia and as an as adjunctive therapy for MDD, which include an exclusive license in the Minerva Territory, with royalties payable by the Company to Janssen on seltorexant MDD sales. Royalties on sales outside of the Minerva Territory are payable by Janssen to the Company. Janssen made an upfront payment to the Company of $30 million upon the effectiveness of the Amendment and agreed to make a $20 million payment at the start of a Phase 3 insomnia trial for seltorexant and a $20 million payment when 50% of the patients are enrolled in this trial. Janssen further agreed to waive the remaining payments due from the Company until completion of the Phase 2 development of seltorexant. The $30 million payment and $11.2 million in previously accrued collaborative expenses, which were forgiven upon the effective date of the Agreement, will be earned and recognized as revenue as the services are performed from the commencement of Phase 3 development to the completion of the development activities using the proportional performance method. The $30 million payment along with the $11.2 million in previously accrued collaborative expenses have been included under Deferred Revenue on the Company’s balance sheet at March 31, 2018 and December 31, 2017, respectively. In connection with the Amendment, the Company repurchased all of the approximately 3.9 million shares of its common stock previously owned by Johnson & Johnson Innovation-JJDC Inc. at a per share price of $0.0001, for an aggregate purchase price of approximately $389.

As a result of the Amendment, the Company assumed strategic control of the clinical development of seltorexant for insomnia and has no further financial obligations until the Phase 2b development milestone has been completed, which is expected to occur in the second half of 2019. Upon completion of this development milestone, referred to as “Decision Point 4”, Minerva has the right to opt-out of the Agreement and collect a royalty on worldwide sales of seltorexant in the single digits with no further obligations to Janssen.  If the Company elects to continue past “Decision Point 4” into Phase 3, the Company would be obligated to fund the clinical trials related to insomnia, and receive $40 million in milestone payments from Janssen, and would also be responsible for 40% of all costs incurred in the Phase 3 MDD program.

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

Share Repurchase

In August 2017, in connection with the Amendment (see Note 6), the Company repurchased all of the approximately 3.9 million shares of its common stock previously owned by Johnson & Johnson Innovation-JJDC Inc. at a per share price of $0.0001, for an aggregate purchase price of approximately $389.

Warrant Exercises

In March 2017, certain investors in the Company’s March 2015 private placement exercised their warrants at an exercise price of $5.772 per share and received an aggregate of 1,621,073 shares of the Company’s common stock. The Company received gross proceeds of approximately $9.4 million from the exercise of these warrants. As of March 31, 2018, there are no remaining warrants outstanding under the Company’s March 2015 private placement.

Term Loan Warrants

In connection with the Loan Agreement, the Company issued the Lenders warrants to purchase shares of its common stock upon its draw of each tranche of the Term Loans (see Note 5). The aggregate number of shares of common stock issuable upon exercise of the warrants is equal to 2.25% of the amount drawn of such tranche, divided by the average closing price per share of the Company’s common stock reported on the Nasdaq Global Market for the 10 consecutive trading days prior to the applicable draw.  Upon the draw of the Term A Loans, the Company issued the Lenders warrants to purchase 40,790 shares of common stock at a per share exercise price of $5.516. The warrants are immediately exercisable upon issuance, and other than in connection with certain mergers or acquisitions, will expire on the ten-year anniversary of the date of issuance.  The fair value of the warrants was estimated at $0.2 million using a Black-Scholes model and assuming: (i) expected volatility of 100.8%, (ii) risk free interest rate of 1.83%, (iii) an expected life of 10 years and (iv) no dividend payments.  The fair value of the warrants was included as a discount to the Term A Loans and also as a component of additional paid-in capital and will be amortized to interest expense over the term of the loan. All such warrants were outstanding as of March 31, 2018.

NOTE 8 — STOCK AWARD PLAN AND STOCK-BASED COMPENSATION

In December 2013, the Company adopted the 2013 Equity Incentive Plan (as subsequently amended and restated, the “Plan”), which provides for the issuance of options, stock appreciation rights, stock awards and stock units. On January 1, 2018, in accordance with the terms of the Plan, the total shares authorized for issuance under the plan increased by 750,000 to 6,531,333.  This increase represents the lesser of 750,000 shares or 4% of the total shares outstanding calculated as of the end of the most recent fiscal year. The exercise price per share shall not be less than the fair value of the Company’s underlying common stock on the grant date and no option may have a term in excess of ten years. Further, pursuant to Nasdaq listing rules, the Company issued inducement awards in December 2017 outside of the Plan in the form of an option to purchase 775,000 shares of the Company’s common stock and a restricted stock unit award to purchase 40,000 shares of the Company’s common stock. Stock option activity for employees and non-employees under the Plan for the three months ended March 31, 2018 is as follows:

	Shares Issuable Pursuant to Stock Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Total Intrinsic Value (in thousands)
Outstanding January 1, 2018	6,132,650	$6.54	8.4

Granted	430,000	$6.22
Exercised	—	$—
Forfeited	(7,500)	$12.35
Outstanding March 31, 2018	6,555,150	$6.51	8.2	$1,741
Exercisable March 31, 2018	2,760,612	$5.56	6.9	$1,464
Available for future grant	342,654

The weighted average grant-date fair value of stock options outstanding on March 31, 2018 was $4.95 per share. Total unrecognized compensation costs related to non-vested stock options at March 31, 2018 was approximately $16.9 million and is expected to be recognized within future operating results over a weighted-average period of 3.2 years. The total intrinsic value of the options exercised during the three months ended March 31, 2017 was approximately $0.2 million.

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

The Company uses the Black Scholes model to estimate the fair value of stock options granted. For stock options granted during the three months ended March 31, 2018 and 2017, the Company utilized the following assumptions:

	March 31,
	2018	2017(1)
Expected term (years)	6.25	—
Risk free interest rate	2.33%	—
Volatility	83%	—
Dividend yield	0%	—
Weighted average grant date fair value per share of common stock	$4.47	—
(1)	There were no stock options granted to employees during the three months ended March 31, 2017

Stock-Based Awards Granted to Non-employees-The Company from time to time grants options to purchase common stock to non-employees for services rendered and records expense ratably over the vesting period of each award. The Company estimates the fair value of the stock options using the Black-Scholes valuation model at each reporting date. The Company granted 40,000 stock options to non-employees during the three months ended March 31, 2018. The Company recorded stock-based compensation expense for stock options granted to non-employees of $0.2 million and $0.1 million during the three months ended March 31, 2018 and 2017, respectively.

For stock options granted to non-employees, the Company utilized the following assumptions:

	March 31,
	2018	2017
Expected term (years)	8.4-9.8	9.4-9.8
Risk free interest rate	2.71-2.74%	2.37-2.39%
Volatility	85-113%	110-112%
Dividend yield	0%	0%
Weighted average reporting date fair value per share of common stock	$5.56	$7.36

RSU activity under the Plan for the three months ended March 31, 2018 is as follows:

		Weighted-Average
		Grant Date
	RSUs	Fair Value
Unvested January 1, 2018	185,950	$11.86
Granted	—	$—
Vested	—	$—
Forfeited	—	$—
Unvested March 31, 2018	185,950	$11.86

RSUs awarded to employees generally vest one-fourth per year over four years from the anniversary of the date of grant, provided the employee remains continuously employed with the Company. Shares of the Company’s stock are delivered to the employee upon vesting, subject to payment of applicable withholding taxes. The fair value of RSUs is equal to the closing price of the Company’s common stock on the date of grant. Total unrecognized compensation costs related to non-vested RSUs at March 31, 2018 was approximately $2.0 million and is expected to be recognized within future operating results over a period of 2.9 years.

The Company recognized stock-based compensation expense for the three months ended March 31, 2018 and 2017 of $2.1 million and $1.3 million, respectively.

NOTE 9 — COMMITMENTS AND CONTINGENCIES

On October 2, 2017, the Company entered into an office sublease agreement (the “Sublease”) with Profitect, Inc. (the “Sublandlord”) to sublease approximately 5,923 rentable square feet of office space located at 1601 Trapelo Road, Waltham, MA 02451 (the “Premises”). The term of the Sublease began on November 1, 2017 and will expire on July 30, 2021, with a monthly rental rate starting at $14,808 and escalating to a maximum monthly rental rate of $16,288 in the final 12 months of the term.  The Sublandlord has agreed to provide the Premises to the Company free of charge for the first two months of the term.

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

NOTE 10 — RELATED PARTY TRANSACTIONS

In January 2016, the Company entered into a services agreement with V-Watch SA (“V-Watch”), for approximately $105,000 for the use of V-Watch’s SomnoArt device for monitoring sleep in the roluperidone Phase 2b and MIN-117 Phase 2a trials. The Company’s Chief Executive Officer is the chairman of the board of directors of V-Watch. Funds affiliated with Index Ventures, a stockholder of the Company, hold greater than 10% of the outstanding capital stock of V-Watch.

Also refer to Note 6 – Co-Development and License Agreement and Note 7 – Stockholder’s Equity for additional related party transactions.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with our condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our annual audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2017 as filed with the Securities and Exchange Commission on March 12, 2018.

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

Our product portfolio and potential indications include: roluperidone for the treatment of schizophrenia; seltorexant (also known as MIN-202 or JNJ-42847922), which we are co-developing with Janssen Pharmaceutica NV, or Janssen, for the treatment of insomnia disorder and Major Depressive Disorder (“MDD”); MIN-117 for the treatment of MDD; and MIN-301 for the treatment of Parkinson’s disease. We believe our product candidates have significant potential to improve the lives of a large number of affected patients and their families who are currently not well-served by available therapies.

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

Clinical Updates

Roluperidone

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

We expect approximately 500 patients will be enrolled in this trial at approximately 60 clinical sites in the U.S. and Europe, with about 30 percent of patients coming from the U.S.  Patients will be initially randomized equally to receive one of the two doses of roluperidone or placebo for 12 weeks.  Thereafter, all patients will continue treatment with active drug for the 40-week extension period.  Top-line results from the 12-week double blind phase of this trial are expected in the first half of 2019.

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

MIN-117

Phase 2b Trial

We initiated a Phase 2b trial in MDD in the U.S. and Europe on April 9, 2018. The primary objective of the trial is to evaluate the efficacy of two fixed doses of MIN-117, 5.0 mg and 2.5 mg, compared with placebo in reducing the symptoms of major depression as measured by the change in the Montgomery-Asberg Depression Rating Scale (MADRS) total score over six weeks of treatment.  Secondary objectives include: (1) assessment of the change from baseline in symptoms of anxiety using the Hamilton Anxiety Scale (HAM-A); (2) the change in severity of illness using the Clinical Global Impression of Severity Scale (CGI-S) and Clinical Global Impression of Improvement Scale (CGI-I); and (3) safety over six weeks of treatment.

The study population will consist of adults with a diagnosis of moderate or severe MDD with anxious distress and without psychotic features. Based upon previous clinical observations, the Company believes that patients with MDD who also have symptoms of anxiety may benefit from treatment with MIN-117.

Approximately 324 patients are expected to be enrolled at approximately 40 sites in the U.S. and Europe.  Patients will be randomized to one of three arms, including placebo and the two dosage arms, in a 2:1:1 ratio, resulting in approximately 162 patients in the placebo group and 81 patients in each of the two MIN-117 treatment groups.  The study design includes a screening phase of up to three weeks, a six-week double-blind treatment phase and a two-week post-study follow-up period.  Top line results of the trial are expected in the first half of 2019.  In preparation for this trial, a food effect study was recently completed, and the preliminary data show that food has no effect on the exposure PK parameters, therefore allowing dosing with or without food.

Seltorexant (MIN-202)

Phase 2b Trials in MDD

On September 5, 2017, we announced the enrollment of the first patient in a Phase 2b trial of seltorexant as adjunctive therapy to antidepressants in adult patients with MDD who have responded inadequately to antidepressant therapy (the 2001 trial).  The primary objectives of this multi-center, double-blind, randomized, parallel group, placebo-controlled, adaptive-dose finding study are to assess the dose-response relationship and antidepressant effects of up to three doses of seltorexant and to assess the safety and tolerability of seltorexant compared to placebo. The trial consists of three phases: a screening phase lasting up to four weeks, a six-week double-blind treatment phase and a two-week post-treatment follow-up phase. We plan to enroll approximately 280 patients at approximately 85 clinical sites in the U.S., Europe, Russia and Japan

On December 21, 2017, we announced the enrollment of the first patient in a Phase 2b clinical trial comparing seltorexant versus quetiapine as adjunctive therapy in patients with MDD who have responded inadequately to antidepressant therapy (the 2002 trial).  The primary objective of this multi-center, double-blind, randomized, flexible-dose, parallel-group study is to assess the efficacy of flexibly dosed seltorexant compared to flexibly dosed quetiapine as adjunctive therapy to a baseline antidepressant drug in delaying time to all-cause discontinuation of study drug over a 6-month treatment period.  Time to all-cause discontinuation is defined as the number of days from administration of the first dose of study drug to administration of the last dose of study drug.

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

Enrollment in the 2002 study was temporarily suspended during the first quarter of 2018 due to a drug packaging issue.  This issue has now been resolved, and we expect to restart enrollment in the second quarter of 2018.  We are also conducting preclinical fertility studies in female rats to assess the potential relevance to exposing women of child bearing potential to seltorexant.

Phase 2b Trial in Insomnia Disorder

On December 6, 2017, we announced the enrollment of the first patient in a Phase 2b clinical trial of seltorexant in patients with insomnia disorder (the 2005 trial).  This multicenter, double-blind, randomized, parallel-group, active- and placebo-controlled dose finding study is designed to assess the efficacy and safety of seltorexant in both adult and elderly subjects with insomnia disorder.  The primary objective of this trial is to assess the dose-response of three doses of seltorexant (5, 10 and 20 mg daily) compared to placebo on sleep onset as measured by the latency to persistent sleep (LPS) using polysomnography (PSG).  The key secondary objective is to assess the dose-response of these three doses compared to placebo on wake after sleep onset (WASO) over the first six hours using PSG.  In addition, the effects of seltorexant on sleep and cognition will be compared to those effects of zolpidem to determine potential differences between the compounds.

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

Financial Overview

Revenue. None of our product candidates have been approved for commercialization and we have not received any revenue in connection with the sale or license of our product candidates. We are evaluating the revenue implications of our Amendment to Co-Development and License Agreement with Janssen

Research and Development Expenses. Research and development expenses consists of costs incurred in connection with the development of our product candidates, including: fees paid to consultants and clinical research organizations, or CROs, including in connection with our non-clinical and clinical trials, and other related clinical trial fees, such as for investigator grants, patient screening, laboratory work, clinical trial database management, clinical trial material management and statistical compilation and analysis; licensing fees; costs related to acquiring clinical trial materials; costs related to compliance with regulatory requirements; and costs related to salaries, benefits, bonuses and stock-based compensation granted to employees in research and development functions. We expense research and development costs as they are incurred.

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

General and Administrative Expenses. General and administrative expenses consist principally of costs for functions in executive, finance, legal, auditing and taxes. Our general and administrative expenses include salaries, bonuses, facility and information system costs and professional fees for auditing, accounting, consulting and legal services. General and administrative costs also include non-cash stock-based compensation expense as part of our compensation strategy to attract and retain qualified staff.

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

Results of Operations

Comparison of Three Months Ended March 31, 2018 versus March 31, 2017

Research and Development Expenses

Total research and development expenses were $8.4 million for the three months ended March 31, 2018 compared to $7.6 million for the same period in 2017, an increase of approximately $0.8 million. The increase in research and development expenses primarily reflects higher development expenses for the Phase 3 clinical trial of roluperidone and the Phase 2b clinical trial of MIN-117. These amounts were partially offset by lower development expenses for the seltrorexant program due to the Amendment to our Co-Development and License Agreement with Janssen. We expect research and development expenses to increase during 2018 as we increase patient enrollment and related support activities for the roluperidone and MIN-117 clinical trials.

General and Administrative Expenses

Total general and administrative expenses were $4.3 million for the three months ended March 31, 2018 compared to $2.9 million for the same period in 2017, an increase of approximately $1.4 million. This increase in general and administrative expenses was primarily due to an increase in non-cash stock-based compensation expenses and salary costs from increased staffing to support our pre-commercial activities.  We expect general and administrative expenses to increase during 2018 as we begin to invest in the infrastructure necessary to support the Company’s growth.

Foreign Exchange Losses

Foreign exchange loss was $18 thousand for the three months ended March 31, 2018 compared to a loss of $17 thousand for the same period in 2017, an increased loss of $1 thousand. The loss was primarily due to an increase in clinical activities denominated in Euros.

Investment Income

Investment income was $0.4 million for the three months ended March 31, 2018 compared to $0.1 million for the same period in 2017, an increase of $0.3 million. The increase was due to increased investment income on cash equivalents and marketable securities.

Interest Expense

Interest expense was $0.1 million for the three months ended March 31, 2018 compared to $0.2 million for the same period in 2017, a decrease of $0.1 million. The decrease was primarily due to a lower outstanding loan balance.

Liquidity and Capital Resources

Sources of Liquidity

We have incurred losses and cumulative negative cash flows from operations since our inception in April 2007 and, as of March 31, 2018, we had an accumulated deficit of approximately $176.8 million. We anticipate that we will continue to incur net losses for the foreseeable future as we continue the development and potential commercialization of our product candidates and to support our operations as a public company. At March 31, 2018, we had approximately $121.1 million in cash, cash equivalents, restricted cash and marketable securities. We believe that our existing cash, cash equivalents, restricted cash and marketable securities will be sufficient to meet our cash commitments for at least the next 12 months after the date that the interim condensed financial statements are issued. The process of drug development can be costly and the timing and outcomes of clinical trials is uncertain. The assumptions upon which we have based our estimates are routinely evaluated and may be subject to change. The actual amount of our expenditures will vary depending upon several factors including but not limited to the design, timing and duration of future clinical trials, the progress of our research and development programs, the infrastructure to support a commercial enterprise, the cost of a commercial product launch and the level of financial resources available. We have the ability to adjust our operating plan spending levels based on the timing of future clinical trials which will be predicated upon adequate funding to complete the trials.

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

Exercise of Warrants

In March 2017, certain investors in our March 2015 private placement exercised their warrants and received an aggregate of 1,621,073 shares of our common stock. We received gross proceeds of approximately $9.4 million from the exercise of these warrants.

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

Until such time, if ever, as we can generate substantial revenue from product sales, we expect to finance our cash needs through a combination of equity offerings, debt financings, government or other third‑party funding, commercialization, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of our common stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Additional debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through government or other third‑party funding, commercialization, marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us. There can be no assurance that such additional funding, if available, can be obtained on terms acceptable to us. If we are unable to obtain additional financing, future operations would need to be scaled back or discontinued. We believe that our existing cash, cash equivalents, restricted cash and marketable securities will be sufficient to meet our cash commitments for at least the next 12 months after the date that the interim condensed financial statements are issued. The timing of future capital requirements depends upon many factors including the size and timing of future clinical trials, the timing and scope of any strategic partnering activity and the progress of other research and development activities.

Under our $10.0 million Term A Loan, we have made principal repayments of approximately $7.8 million. We expect to make additional principal repayments of approximately $2.2 million in 2018, in accordance with the terms of the agreement.

Cash Flows

The table below summarizes our significant sources and uses of cash for the three months ended March 31, 2018 and 2017:

	Three Months Ended
	March 31,
	2018	2017
	(dollars in millions)
Net cash provided by (used in):
Operating activities	$(10.9)	$(6.0)
Investing activities	31.3	(16.5)
Financing activities	(1.3)	8.4
Net (decrease) increase in cash	$19.1	$(14.1)

Net Cash Used in Operating Activities

Net cash used in operating activities of approximately $10.9 million during the three months ended March 31, 2018 was primarily due to our net loss of $12.4 million, an increase in prepaid expense of $2.9 million and amortization of investments of $0.1 million, partially offset by a $1.4 million increase in accounts payable, stock-based compensation expense of $2.1 million and a $1.0 million increase in accrued expenses.

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

Net Cash Provided by (Used in) Investing Activities

Net cash provided by investing activities of approximately $31.3 million during the three months ended March 31, 2018 was primarily due to the maturity and redemption of marketable securities of $39.3 million, partially offset by the purchase of marketable securities of $7.9 million.

Net cash used in investing activities of approximately $16.5 million during the three months ended March 31, 2017 was primarily due to the purchase of marketable securities.

Net Cash (Used in) Provided by Financing Activities

Net cash used in financing activities of $1.3 million during the three months ended March 31, 2018 was due to principal repayments under the Term A loans of $1.3 million.

Net cash provided by financing activities of $8.4 million during the three months ended March 31, 2017 was primarily due to the proceeds from the exercise of common stock warrants of $9.3 million and the proceeds from the exercise of common stock options of $0.3 million, partially offset by the principal repayments under the Term A loans of $1.2 million.

Contractual Obligations and Commitments

As of March 31, 2018, there were no material changes in our contractual obligations and commitments from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017 as filed with the SEC on March 12, 2018.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements as defined under SEC rules.

Critical Accounting Policies and Estimates

In our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, our most critical accounting policies and estimates upon which our financial status depends were identified as those relating to stock-based compensation; research and development costs; in-process research and development; goodwill; income taxes; JOBS act; net operating losses and tax credit carryforwards; and impairment of long-lived assets. We reviewed our policies and determined that those policies remain our most critical accounting policies for the three months ended March 31, 2018.

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

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

Market risk is the potential loss arising from adverse changes in market rates and market prices such as interest rates, foreign currency exchange rates, and changes in the market value of equity instruments. We do not believe we are currently exposed to any material market risk because the interest rate under our Term A loan is fixed, our exposure for fluctuations in foreign exchange rates is not material and we do not hold equity instruments. As of March 31, 2018, we had $75.9 million of marketable securities, which consisted primarily of corporate bonds, with fixed interest rates. These securities have a weighted-average remaining maturity of 4 months. Due to the overall short-term remaining maturities of our marketable securities, our interest rate exposure is not significant.

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

Our management, with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2018. Based on the evaluation of our disclosure controls and procedures as of March 31, 2018, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

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

Item 1A.   Risk Factors

We operate in a rapidly changing environment that involves a number of risks which could materially affect our business, financial condition or future results, some of which are beyond our control. In addition to the other information set forth in this Quarterly Report on Form 10-Q, the risks and uncertainties that we believe are most important for you to consider are discussed in Part I-Item 1A under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the SEC on March 12, 2018. The risk factors set forth below are risk factors containing changes, which may be material, from the risk factors previously disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, as filed with the SEC.

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

We are not profitable and have incurred losses in each period since our inception in 2007. For the three months ended March 31, 2018, and 2017, we reported net losses of $12.4 million and $10.6 million, respectively. As of March 31, 2018, we had an accumulated deficit of $176.8 million.

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

As of March 31, 2018, we had cash, cash equivalents, restricted cash and marketable securities of $121.1 million. We believe that our existing cash, cash equivalents, restricted cash and marketable securities will be sufficient to meet our cash commitments for at least the next 12 months after the date that our interim condensed financial statements are issued. The process of drug development can be costly and the timing and outcomes of clinical trials is uncertain. The assumptions upon which we have based our estimates are routinely evaluated and may be subject to change. The actual amount of our expenditures will vary depending upon a number of factors including but not limited to the design, timing and duration of future clinical trials, the progress of our research and development programs, the infrastructure to support a commercial enterprise, the cost of a commercial product launch and the level of financial resources available.

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

As of March 31, 2018, we had twelve full-time employees. As our development and commercialization plans and strategies develop, we expect to need additional managerial, operational, sales, marketing, financial and other resources. Future growth would impose significant added responsibilities on members of management, including:

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

We did not sell any unregistered securities during the three months ended March 31, 2018.

Issuer Purchases of Equity Securities

We did not repurchase any securities during the three months ended March 31, 2018.

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

Date: May 3, 2018