Form 10-Q
period 2018-06-30
Minerva Neurosciences, Inc.
filed 2018-08-02
CIK 1598646

yahf

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

The number of shares of Registrant’s Common Stock, $0.0001 par value per share, outstanding as of July 31, 2018 was 38,774,343.

Unless the context suggests otherwise, references in this Quarterly Report on Form 10-Q, or Quarterly Report, to "Minerva," “the Company," "we," "us," and "our" refer to Minerva Neurosciences, Inc. and, where appropriate, its subsidiaries.

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

PART I – Financial Information

Item 1 – Financial Statements

MINERVA NEUROSCIENCES, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
	2018	2017
Assets
Current assets
Cash and cash equivalents	$68,688,605	$26,051,821
Marketable securities	39,798,752	102,109,419
Restricted cash	100,000	80,000
Prepaid expenses and other current assets	3,229,438	1,299,184
Total current assets	111,816,795	129,540,424

Marketable securities - noncurrent	—	5,022,982
Equipment, net	42,211	50,945
Other noncurrent assets	14,808	14,808
In-process research and development	34,200,000	34,200,000
Goodwill	14,869,399	14,869,399
Total assets	$160,943,213	$183,698,558

Liabilities and Stockholders’ Equity
Current liabilities
Notes payable	$1,396,670	$3,962,664
Accounts payable	1,309,843	1,435,636
Accrued expenses and other current liabilities	2,311,462	1,439,848
Total current liabilities	5,017,975	6,838,148
Deferred taxes	4,057,488	4,057,488
Deferred revenue	41,175,600	41,175,600
Other noncurrent liabilities	30,668	29,878
Total liabilities	50,281,731	52,101,114
Commitments and contingencies (Note 9)

Stockholders’ equity
Preferred stock; $0.0001 par value; 100,000,000 shares authorized; none issued or outstanding as of June 30, 2018 and December 31, 2017	—	—
Common stock; $0.0001 par value; 125,000,000 shares authorized; 38,749,343 shares issued and outstanding as of June 30, 2018 and December 31, 2017	3,875	3,875
Additional paid-in capital	299,986,819	295,975,010
Accumulated deficit	(189,329,212)	(164,381,441)
Total stockholders’ equity	110,661,482	131,597,444
Total liabilities and stockholders’ equity	$160,943,213	$183,698,558

See accompanying notes to condensed consolidated financial statements

MINERVA NEUROSCIENCES, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Expenses
Research and development	$9,062,234	$7,144,133	$17,511,501	$14,758,464
General and administrative	3,872,309	2,601,408	8,166,854	5,472,150
Total expenses	12,934,543	9,745,541	25,678,355	20,230,614
Loss from operations	(12,934,543)	(9,745,541)	(25,678,355)	(20,230,614)

Foreign exchange gains (losses)	29,274	(20,115)	11,165	(36,798)
Investment income	411,542	155,657	825,849	214,319
Interest expense	(35,781)	(170,125)	(106,430)	(371,627)
Net loss	$(12,529,508)	$(9,780,124)	$(24,947,771)	$(20,424,720)

Net loss per share, basic and diluted	$(0.32)	$(0.27)	$(0.64)	$(0.57)
Weighted average shares outstanding, basic and diluted	38,749,343	36,719,541	38,749,343	36,048,300

See accompanying notes to condensed consolidated financial statements

MINERVA NEUROSCIENCES, INC.

Condensed Consolidated Statement of Changes in Stockholders’ Equity

(Unaudited)

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-In Capital	Deficit	Total
Balances at January 1, 2017	35,024,002	$3,502	$238,836,940	$(132,858,234)	$105,982,208
Exercise of common stock warrants	1,621,073	162	9,356,671	—	9,356,833
Exercise of stock options	113,928	12	576,162	—	576,174
Stock-based compensation	—	—	2,541,584	—	2,541,584
Net loss	—	—	—	(20,424,720)	(20,424,720)
Balances at June 30, 2017	36,759,003	$3,676	$251,311,357	$(153,282,954)	$98,032,079

Balances at January 1, 2018	38,749,343	$3,875	$295,975,010	$(164,381,441)	$131,597,444
Stock-based compensation	—	—	4,011,809	—	4,011,809
Net loss	—	—	—	(24,947,771)	(24,947,771)
Balances at June 30, 2018	38,749,343	$3,875	$299,986,819	$(189,329,212)	$110,661,482

See accompanying notes to condensed consolidated financial statements

MINERVA NEUROSCIENCES, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(24,947,771)	$(20,424,720)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,734	6,604
Amortization of debt discount recorded as interest expense	36,638	124,130
Accretion of marketable securities	(82,869)	(40,185)
Stock-based compensation expense	4,011,809	2,541,584
Changes in operating assets and liabilities
Prepaid expenses and other current assets	(1,930,254)	406,656
Accounts payable	(125,793)	(60,672)
Accrued expenses and other current liabilities	871,614	459,626
Accrued collaborative expenses	—	4,098,287
Other noncurrent liabilities	790	—
Net cash used in operating activities	(22,157,102)	(12,888,690)

Cash flows from investing activities:
Proceeds from the maturity and redemption of marketable securities	75,351,000	—
Purchase of marketable securities	(7,934,482)	(27,366,415)
Net cash provided by (used in) investing activities	67,416,518	(27,366,415)

Cash flows from financing activities:
Costs paid in connection with public offering	—	(41,183)
Proceeds from exercise of common stock warrants	—	9,356,833
Proceeds from exercise of stock options	—	576,174
Repayments of notes payable	(2,602,632)	(2,425,966)
Net cash (used in) provided by financing activities	(2,602,632)	7,465,858
Net increase (decrease) in cash and cash equivalents	42,656,784	(32,789,247)

Cash, cash equivalents and restricted cash
Beginning of period	26,131,821	82,980,609
End of period	$68,788,605	$50,191,362
Supplemental disclosure of non-cash financing activities
Deferred public offering costs included in accounts payable or in accrued expenses and other current liabilities	$—	$191,797
Supplemental disclosure of cash flow information
Cash paid for interest	$85,082	$261,749
Reconciliation of the Condensed Consolidated Statements of Cash Flows to the Condensed Consolidated Balance Sheets
Cash and cash equivalents	$68,688,605	$50,191,362
Restricted cash	100,000	80,000
Total cash, cash equivalents and restricted cash	$68,788,605	$50,271,362

See accompanying notes to condensed consolidated financial statements

MINERVA NEUROSCIENCES, INC.

Notes to Condensed Consolidated Financial Statements

As of June 30, 2018 and for the Six Months Ended June 30, 2018 and 2017

(Unaudited)

NOTE 1 — NATURE OF OPERATIONS AND LIQUIDITY

Nature of Operations

Minerva Neurosciences, Inc. (“Minerva” or the “Company”) is a clinical-stage biopharmaceutical company focused on the development and commercialization of a portfolio of product candidates to treat patients suffering from central nervous system diseases. The Company has acquired or in-licensed four development-stage proprietary compounds that it believes have innovative mechanisms of action and therapeutic profiles that may potentially address the unmet needs of patients with these diseases. The Company’s lead product candidate is roluperidone (also known as MIN-101), a compound the Company is developing for the treatment of schizophrenia. In addition, the Company’s portfolio includes seltorexant (also known as MIN-202 or JNJ-42847922), a compound the Company is co-developing with Janssen Pharmaceutica NV (“Janssen”) for the treatment of insomnia disorder and major depressive disorder (“MDD”); MIN-117, a compound the Company is developing for the treatment of MDD; and MIN-301, a compound the Company is developing for the treatment of Parkinson’s disease.

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

Liquidity

The accompanying financial statements have been prepared as though the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has limited capital resources and has incurred recurring operating losses and negative cash flows from operations since inception. As of June 30, 2018, the Company has an accumulated deficit of approximately $189.3 million and net cash used in operating activities was approximately $22.2 million during the six months ended June 30, 2018. Management expects to continue to incur operating losses and negative cash flows from operations. The Company has financed its operations to date from proceeds from the sale of common stock, warrants, loans and convertible promissory notes.

As of June 30, 2018, the Company had cash, cash equivalents, restricted cash and marketable securities of $108.6 million. The Company believes that its existing cash, cash equivalents, restricted cash and marketable securities will be sufficient to meet its cash commitments for at least the next 12 months after the date that the interim condensed financial statements are issued. The process of drug development can be costly and the timing and outcomes of clinical trials is uncertain. The assumptions upon which the Company has based its estimates are routinely evaluated and may be subject to change. The actual amount of the Company’s expenditures will vary depending upon a number of factors including but not limited to the design, timing and duration of future clinical trials, the progress of the Company’s research and development programs, the infrastructure to support a commercial enterprise, the cost of a commercial product launch and the level of financial resources available. The Company has the ability to adjust its operating plan spending levels based on the timing of future clinical trials which will be predicated upon adequate funding to complete the trials.

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

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim reporting and the requirements of the Securities and Exchange Commission (“SEC”) in accordance with Regulation S-X, Rule 10-01. Under those rules, certain notes and financial information that are normally required for annual financial statements can be condensed or omitted. In the opinion of the Company’s management, the accompanying financial statements contain all adjustments (consisting of items of a normal and recurring nature) necessary to present fairly the financial position as of June 30, 2018, the results of operations for the three and six months ended June 30, 2018 and 2017 and cash flows for the six months ended June 30, 2018 and 2017. The results of operations for the three and six months ended June 30, 2018, are not necessarily indicative of the results to be expected for the full year. When preparing financial statements in conformity with GAAP, management must make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates. The consolidated balance sheet as of December 31, 2017 was derived from the audited annual financial statements. The accompanying unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2017 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 12, 2018.

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

Restricted cash

Cash accounts with any type of restriction are classified as restricted. The Company maintained restricted cash balances as collateral for corporate credit cards in the amount of $100 thousand and $80 thousand at June 30, 2018 and December 31, 2017, respectively.

Marketable securities

Marketable securities consists of corporate and U.S. government debt securities maturing in eleven months or less. Based on the Company’s intentions regarding its marketable securities, all marketable securities are classified as held-to-maturity and are carried under the amortized cost approach. The Company’s investments in marketable securities are classified as Level 2 within the fair value hierarchy. As of June 30, 2018, remaining final maturities of marketable securities ranged from July 2018 to February 2019, with a weighted average remaining maturity of approximately 2.5 months. The following table provides the amortized cost basis, aggregate fair value, net unrealized (gains)/losses and the net carrying value of investments in held-to-maturity securities as of June 30, 2018:

	June 30, 2018
	Amortized	Aggregate	Unrealized	Unrealized	Net Carrying
	Cost	Fair Value	Gains	Losses	Value
Marketable securities:
Corporate bonds/notes	$26,821,004	$26,759,574	$(61,430)	$—	$26,821,004
Commercial paper	2,994,853	2,994,853	—	—	2,994,853
U.S. government agency securities	9,982,895	9,976,900	(5,995)	—	9,982,895
Marketable securities current total	$39,798,752	$39,731,327	$(67,425)	$—	$39,798,752

Research and development costs

Costs incurred in connection with research and development activities are expensed as incurred. These costs include licensing fees to use certain technology in the Company’s research and development projects as well as fees paid to consultants and various entities that perform certain research and testing on behalf of the Company and costs related to salaries, benefits, bonuses and stock-based compensation granted to employees in research and development functions. The Company determines expenses related to clinical studies based on estimates of the services received and efforts expended pursuant to contracts with multiple research institutions and contract research organizations that conduct and manage clinical studies on its behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. Payments under some of these contracts depend on factors such as the successful enrollment of patients and the completion of clinical trial milestones. In accruing service fees, the Company estimates the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from the estimate, the accrual is adjusted accordingly. The expenses for some trials may be recognized on a straight-line basis if the anticipated costs are expected to be incurred ratably during the period. Payments for these activities are based on the terms of the individual arrangements, which may differ from the pattern of costs incurred, and are reflected in the consolidated financial statements as prepaid or accrued expenses.

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

The amounts capitalized are being accounted for as indefinite-lived intangible assets, subject to impairment testing, until completion or abandonment of research and development efforts associated with the project. An IPR&D asset is considered abandoned when it ceases to be used (that is, research and development efforts associated with the asset have ceased, and there are no plans to sell or license the asset or derive defensive value from the asset). At that point, the asset is considered to be disposed of and is written off. Upon successful completion of each project, the Company will make a determination about the then remaining useful life of the intangible asset and begin amortization. The Company tests its indefinite-lived intangibles, IPR&D assets, for impairment annually on November 30 and more frequently if events or changes in circumstances indicate that it is more likely than not that the asset is impaired. When testing indefinite-lived intangibles for impairment, the Company may assess qualitative factors for its indefinite-lived intangibles to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the asset is impaired. Alternatively, the Company may bypass this qualitative assessment for some or all of its indefinite-lived intangibles and perform the quantitative impairment test that compares the fair value of the indefinite-lived intangible asset with the asset’s carrying amount. There was no impairment of IPR&D for the three and six months ended June 30, 2018 or 2017.

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

Long-lived assets

The Company reviews the recoverability of all long-lived assets, including the related useful lives, whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset might not be recoverable. If required, the Company compares the estimated undiscounted future net cash flows to the related asset’s carrying value to determine whether there has been an impairment. If an asset is considered impaired, the asset is written down to fair value, which is based either on discounted cash flows or appraised values in the period the impairment becomes known. The Company believes that all long-lived assets are recoverable, and no impairment was deemed necessary at June 30, 2018 and 2017.

Goodwill

The Company tests its goodwill for impairment annually, or whenever events or changes in circumstances indicate an impairment may have occurred, by comparing its reporting unit’s carrying value to its fair value. Impairment may result from, among other things, deterioration in the performance of the acquired business, adverse market conditions, adverse changes in applicable laws or regulations and a variety of other circumstances. If the Company determines that an impairment has occurred, it is required to record a write-down of the carrying value and charge the impairment as an operating expense in the period the determination is made. In evaluating the recoverability of the carrying value of goodwill, the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the acquired assets. Changes in strategy or market conditions could significantly impact those judgments in the future and require an adjustment to the recorded balances. The Company tests its goodwill for impairment as of November 30. There was no impairment of goodwill for the six months ended June 30, 2018 and 2017.

Revenue recognition

The Company applies the revenue recognition guidance in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customer. Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred and title has passed, the price is fixed or determinable, and collectability is reasonably assured. The Company is a development stage company and has had no revenues from product sales to date.

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

Deferred revenue

The Company applies the revenue recognition guidance in accordance with FASB ASC 606, Revenue from Contracts with Customers. Using FASB ASC 606, Revenue that is unearned is deferred. Deferred revenue expected to be recognized as revenue more than one year subsequent to the balance sheet date is classified as long-term deferred revenue.

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

Recent accounting pronouncements

From time to time, new accounting pronouncements are issued by the FASB and are adopted by the Company as of the specified effective date.

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

The Revenue ASUs provide an accounting standard for a single comprehensive model for use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. The accounting standard is effective for interim and annual periods beginning after December 15, 2017. The guidance permits two methods of adoption: retrospectively to each prior reporting period presented (the full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the modified retrospective method). The Company performed a detailed review of its collaboration agreements and assessed the differences in accounting for such contracts under this guidance compared with current revenue accounting standards. The Company adopted the new standard on January 1, 2018 using the modified retrospective method. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows – Classification of Certain Cash Receipts and Cash Payments (Topic 230). The new standard clarifies the treatment of several cash flow categories. In addition, ASU 2016-15 clarifies that when cash receipts and cash payments have aspects of more than one class of cash flows and cannot be separated, classification will depend on the predominant source or use. This update is effective for annual periods beginning after December 15, 2017, and interim periods within those fiscal years.  The Company adopted the new standard on January 1, 2018. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows- Restricted Cash (Topic 230). The new standard requires an entity to include amounts described as restricted cash and restricted cash equivalents with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The Company adopted the new standard on January 1, 2018. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements. Cash, cash equivalents, and restricted cash reported on the Consolidated Statements of Cash Flows includes restricted cash of $80 thousand as of December 31, 2016, June 30, 2017, December 31, 2017 and $100 thousand as of June 30, 2018.

Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued ASU No. 2016-02, Leases. The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. Although the Company is currently assessing the impact of adoption of ASU 2016-02 on its consolidated financial statements, the Company currently believes the most significant changes will be related to the recognition of new right-of-use assets and lease liabilities on the Company’s balance sheet for operating leases. Refer to Note 9, Commitments and Contingencies, for the Company's current lease commitments.

In January 2017, the FASB issued ASU No. 2017-4, Intangibles — Goodwill and Other (Topic 350). The new standard simplifies the Test for Goodwill Impairment. This update is effective for annual periods beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted, including adoption in an interim period. The Company is currently evaluating the impact of the pending adoption of the new standard on the Company’s consolidated financial statements.

In March 2017, the FASB issued ASU No. 2017-8, Receivables—Nonrefundable Fees and Other Costs (Subtopic 310-20) Premium Amortization on Purchased Callable Debt Securities. The new standard is intended to enhance the accounting for the amortization of premiums for purchased callable debt securities. This update is effective for annual periods beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption permitted, including adoption in an interim period. The Company is currently evaluating the impact of the pending adoption of the new standard on the Company’s consolidated financial statements.

In June 2018, the FASB issued ASU No. 2018-07, Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. The new standard is intended to reduce the cost and complexity and to improve financial reporting for nonemployee share-based payments. This update expands the scope of Topic 718, Compensation-Stock Compensation (which currently only includes share-based payments to employees) to include share-based payments issued to nonemployees for goods or services. Consequently, the accounting for share-based payments to nonemployees and employees will be substantially aligned. The new standard supersedes Subtopic 505-50, Equity-Equity-Based payments to Non-Employees. The update is effective for the Company for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. Early adoption is permitted, but no earlier than a company’s adoption date of Topic 606, Revenue from Contracts with Customers. The adoption of this guidance is not expected to have a material impact on the Company’s condensed consolidated financial statements.

NOTE 3 — ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following:

	June 30, 2018	December 31, 2017
Research and development costs and other accrued expenses	$1,053,801	$1,162,441
Accrued bonus	811,867	5,899
Professional fees	372,139	251,000
Interest payable	5,217	20,508
Vacation pay	68,438	—
	$2,311,462	$1,439,848

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net loss	$(12,529,508)	$(9,780,124)	$(24,947,771)	$(20,424,720)
Weighted average shares of common stock outstanding	38,749,343	36,719,541	38,749,343	36,048,300
Net loss per share of common stock – basic and diluted	$(0.32)	$(0.27)	$(0.64)	$(0.57)

The following securities outstanding at June 30, 2018 and 2017 have been excluded from the calculation of weighted average shares outstanding as their effect on the calculation of loss per share is antidilutive:

	June 30,
	2018	2017
Common stock options	6,655,150	3,891,596
Restricted stock units	185,950	194,600
Common stock warrants	40,790	40,790

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

In August 2015, the Lenders and the Company entered into a First Amendment to the Loan Agreement, amending certain milestones related to the six month extension of the interest-only repayment period of the Term A Loans.  By raising at least $30.0 million in gross capital (including at least $20.0 million from the sale of equity securities) and completing the first dosing of its Phase 2 clinical trial for MIN-117 prior to December 31, 2015, the Company achieved the interest-only milestones under the Loan Agreement and elected to extend the interest-only period an additional six months and reduce the repayment term by six months. Through August 1, 2016, the Company was obligated only to make monthly interest payments on the outstanding principal balance on the Term A Loans, followed by 24 months of equal principal and interest payments.

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

The Company paid a facility fee at the time of borrowing of $75 thousand for access to the Term Loans and will be required to pay a final payment of 5.1% of the total amount borrowed, which has been included as a component of the debt discount and is amortized to interest expense over the term of the loans.  The outstanding Term A Loans and debt discount are as follows:

June 30, 2018
Term A Loans	$888,071
Less: debt discount and financing costs	(574)
Less: current portion	(1,396,670)
Accrued portion of final payment	509,173
Long-term portion	$—

For the three months ended June 30, 2018 and 2017, the Company recognized interest expense of $43 thousand and $0.2 million, respectively, including $12 thousand and $0.1 million, respectively, related to the debt discount. For the six months ended June 30, 2018 and 2017, the Company recognized interest expense of $0.1 million and $0.4 million respectively, including $37 thousand and $0.1 million, respectively, related to the debt discount.

The Term Loans mature on August 1, 2018. The Company may prepay all, but not less than all, of the loaned amount upon 30 days’ advance notice to the Lenders, provided that the Company will be obligated to pay a prepayment fee equal to (i) 3% of the outstanding balance, if the loan is prepaid within 24 months of the funding date, (ii) 2% of the outstanding balance, if the loan is prepaid between 24 and 36 months of the funding date and (iii) 1% of the outstanding balance, if the loan is prepaid thereafter (each, a “Prepayment Fee”).  The expected remaining repayment of the $10.0 million Term A Loan principal is $888,071 during 2018.

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

Upon the occurrence of certain events, including but not limited to the Company’s failure to satisfy its payment obligations under the Loan Agreement, the breach of certain of its other covenants under the Loan Agreement, or the occurrence of a material adverse change, the Lenders will have the right, among other remedies, to declare all principal and interest immediately due and payable, to take control of the Company’s cash in its SVB deposit account, and will have the right to receive the final payment fee and, if the payment of principal and interest is due prior to maturity, the applicable Prepayment Fee. As of June 30, 2018, the Company was in compliance with all covenants set forth in the Loan Agreement.

NOTE 6 — CO-DEVELOPMENT AND LICENSE AGREEMENT

On February 13, 2014, the Company signed a co-development and license agreement (the “Agreement”) with Janssen, which became effective upon completion of the Company’s initial public offering and provided for the payment of a $22.0 million license fee by the Company. Under the Agreement, Janssen, the licensor, granted the Company an exclusive license, with the right to sublicense, in the Minerva Territory, under (i) certain patent and patent applications to sell products containing any orexin 2 compound, controlled by the licensor and claimed in a licensor patent right as an active ingredient and (ii) seltorexant for any use in humans. In addition, upon regulatory approval in the Minerva Territory (and earlier if certain default events occur), the Company will have rights to manufacture seltorexant, also known as JNJ-42847922. The Company has granted to the licensor an exclusive license, with the right to sublicense, under all patent rights and know-how controlled by the Company related to seltorexant to sell seltorexant outside the Minerva Territory. In consideration of the licenses granted on July 7, 2014, the Company made a license fee payment of $22.0 million, which was included as a component of research and development expense in 2014.

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

The Company accounts for the Agreement as a joint risk-sharing collaboration in accordance with ASC 808, Collaboration Arrangements. Payments between the Company and the licensor with respect to each party’s share of seltorexant development costs that have been incurred pursuant to the joint development plan are recorded within research and development expenses or general and administrative expenses, as applicable, in the accompanying consolidated statements of operations due to the joint risk-sharing nature of the activities. The Company has included zero in accrued collaborative expenses, as of June 30, 2018 and December 31, 2017, related to the Agreement. In the six months ended June 30, 2018 and 2017, the Company paid zero and $2.5 million, respectively, related to development activities under the Agreement.

On July 6, 2016, the Company and Janssen agreed that “Decision Point 2” had been reached as defined under the Agreement. As neither party has exercised their right to withdraw from the Agreement, the Company has paid Janssen $3.5 million and have incurred direct expenses of $0.3 million related to development activities under the current phase of development. During the three months ended June 30, 2018 and 2017, the Company recorded an expense of zero and $3.6 million, respectively, for certain development activities in accordance with the terms of the Agreement. During the six months ended June 30, 2018 and 2017, the Company recorded an expense of zero and $6.6 million, respectively, for certain development activities in accordance with the terms of the Agreement.

In June 2017, the Company entered into an amendment to the Agreement (“the Amendment”). The effectiveness of the Amendment was contingent upon approval of its terms by the European Commission and the closing of the acquisition of Actelion Ltd. by affiliates of Janssen.  These conditions were subsequently met, and the Amendment became effective on August 29, 2017. Under the amended Agreement, Janssen has waived its right to royalties on seltorexant insomnia sales in the Minerva Territory. The Company retains all of its rights to seltorexant, including commercialization of the molecule for the treatment of insomnia and as an as adjunctive therapy for MDD, which include an exclusive license in the Minerva Territory, with royalties payable by the Company to Janssen on seltorexant MDD sales. Royalties on sales outside of the Minerva Territory are payable by Janssen to the Company. Janssen made an upfront payment to the Company of $30 million upon the effectiveness of the Amendment and agreed to make a $20 million payment at the start of a Phase 3 insomnia trial for seltorexant and a $20 million payment when 50% of the patients are enrolled in this trial. Janssen further agreed to waive the remaining payments due from the Company until completion of the Phase 2 development of seltorexant. The $30 million payment and $11.2 million in previously accrued collaborative expenses, which were forgiven upon the effective date of the Amendment, will be earned and recognized as revenue as the services are performed from the commencement of Phase 3 development to the completion of the development activities using the proportional performance method. The $30 million payment along with the $11.2 million in previously accrued collaborative expenses have been included under Deferred Revenue on the Company’s balance sheet at June 30, 2018 and December 31, 2017, respectively. In connection with the Amendment, the Company repurchased all of the approximately 3.9 million shares of its common stock previously owned by Johnson & Johnson Innovation-JJDC Inc. at a per share price of $0.0001, for an aggregate purchase price of approximately $389.

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

Warrant Exercises

In March 2017, certain investors in the Company’s March 2015 private placement exercised their warrants at an exercise price of $5.772 per share and received an aggregate of 1,621,073 shares of the Company’s common stock. The Company received gross proceeds of approximately $9.4 million from the exercise of these warrants. As of June 30, 2018, there are no remaining warrants outstanding under the Company’s March 2015 private placement.

Term Loan Warrants

In connection with the Loan Agreement, the Company issued the Lenders warrants to purchase shares of its common stock upon its draw of each tranche of the Term Loans (see Note 5). The aggregate number of shares of common stock issuable upon exercise of the warrants is equal to 2.25% of the amount drawn of such tranche, divided by the average closing price per share of the Company’s common stock reported on the Nasdaq Global Market for the 10 consecutive trading days prior to the applicable draw.  Upon the draw of the Term A Loans, the Company issued the Lenders warrants to purchase 40,790 shares of common stock at a per share exercise price of $5.516. The warrants are immediately exercisable upon issuance, and other than in connection with certain mergers or acquisitions, will expire on the ten-year anniversary of the date of issuance.  The fair value of the warrants was estimated at $0.2 million using a Black-Scholes model and assuming: (i) expected volatility of 100.8%, (ii) risk free interest rate of 1.83%, (iii) an expected life of 10 years and (iv) no dividend payments.  The fair value of the warrants was included as a discount to the Term A Loans and also as a component of additional paid-in capital and will be amortized to interest expense over the term of the loan. All such warrants were outstanding as of June 30, 2018.

NOTE 8 — STOCK AWARD PLAN AND STOCK-BASED COMPENSATION

In December 2013, the Company adopted the 2013 Equity Incentive Plan (as subsequently amended and restated, the “Plan”), which provides for the issuance of options, stock appreciation rights, stock awards and stock units. On January 1, 2018, in accordance with the terms of the Plan, the total shares authorized for issuance under the plan increased by 750,000 to 6,531,333.  This increase represents the lesser of 750,000 shares or 4% of the total shares outstanding calculated as of the end of the most recent fiscal year. The exercise price per share shall not be less than the fair value of the Company’s underlying common stock on the grant date and no option may have a term in excess of ten years. Further, pursuant to Nasdaq listing rules, the Company issued inducement awards in December 2017 outside of the Plan in the form of an option to purchase 775,000 shares of the Company’s common stock and a restricted stock unit award to purchase 40,000 shares of the Company’s common stock. In June 2018, the Company increased the aggregate number of shares of common stock authorized for issuance under the 2013 Plan by 2,500,000 shares. Stock option activity for employees and non-employees under the Plan for the six months ended June 30, 2018 is as follows:

	Shares Issuable Pursuant to Stock Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Total Intrinsic Value (in thousands)
Outstanding January 1, 2018	6,132,650	$6.54	8.4	—

Granted	530,000	$6.61	—	—
Exercised	—	$—	—	—
Forfeited	(7,500)	$12.35	—	—
Outstanding June 30, 2018	6,655,150	$6.54	8.0	$14,281
Exercisable June 30, 2018	2,927,683	$5.64	6.7	$6,322
Available for future grant	2,742,654

The weighted average grant-date fair value of stock options outstanding on June 30, 2018 was $4.95 per share. Total unrecognized compensation costs related to non-vested stock options at June 30, 2018 was approximately $16.6 million and is expected to be recognized within future operating results over a weighted-average period of 2.9 years.  The total intrinsic value of the options exercised during the six months ended June 30, 2017 was approximately $0.7 million.

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

The Company uses the Black Scholes model to estimate the fair value of stock options granted.  For stock options granted during the six months ended June 30, 2018 and 2017, the Company utilized the following assumptions:

	June 30,
	2018	2017
Expected term (years)	5.5-6.25	5.5-6.25
Risk free interest rate	2.33-2.80%	1.83-2.02%
Volatility	76-83%	79-84%
Dividend yield	0%	0%
Weighted average grant date fair value per share of common stock	$4.66	$6.53

Stock-Based Awards Granted to Non-employees- The Company from time to time grants options to purchase common stock to non-employees for services rendered and records expense ratably over the vesting period of each award. The Company estimates the fair value of the stock options using the Black-Scholes valuation model at each reporting date. The Company granted 40,000 stock options to non-employees during the six months ended June 30, 2018. The Company recorded stock-based compensation expense for stock options granted to non-employees of $0.5 million and $0.2 million during the six months ended June 30, 2018 and 2017, respectively.

For stock options granted to non-employees, the Company utilized the following assumptions:

	June 30,
	2018	2017
Expected term (years)	8.2-9.6	9.2-9.8
Risk free interest rate	2.46-2.84%	2.26-2.30%
Volatility	83-110%	111-113%
Dividend yield	0%	0%
Weighted average reporting date fair value per share of common stock	$7.35	$8.05

RSU activity under the Plan for the six months ended June 30, 2018 is as follows:

		Weighted-Average
		Grant Date
	RSUs	Fair Value
Unvested January 1, 2018	185,950	$11.86
Granted	—	$—
Vested	—	$—
Forfeited	—	$—
Unvested June 30, 2018	185,950	$11.86

RSUs awarded to employees generally vest one-fourth per year over four years from the anniversary of the date of grant, provided the employee remains continuously employed with the Company. Shares of the Company’s stock are delivered to the employee upon vesting, subject to payment of applicable withholding taxes. The fair value of RSUs is equal to the closing price of the Company’s common stock on the date of grant. Total unrecognized compensation costs related to non-vested RSUs at June 30, 2018 was approximately $1.8 million and is expected to be recognized within future operating results over a period of 2.6 years.

The Company recognized stock-based compensation expense for the six months ended June 30, 2018 and 2017 of $4.0 million and $2.5 million, respectively.

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

NOTE 10 — RELATED PARTY TRANSACTIONS

In January 2016, the Company entered into a services agreement with V-Watch SA (“V-Watch”), for approximately $105 thousand for the use of V-Watch’s SomnoArt device for monitoring sleep in the roluperidone Phase 2b and MIN-117 Phase 2a trials. The Company’s Chief Executive Officer is the chairman of the board of directors of V-Watch. Funds affiliated with Index Ventures, a stockholder of the Company, hold greater than 10% of the outstanding capital stock of V-Watch.

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

We expect approximately 500 patients will be enrolled in this trial at approximately 60 clinical sites in the U.S. and Europe, with about 30 percent of patients coming from the U.S.  Patients will be initially randomized equally to receive one of the two doses of roluperidone or placebo for 12 weeks.  Thereafter, all patients will continue treatment with roluperidone for the 40-week extension period.  Top-line results from the 12-week double blind phase of this trial are expected in the first half of 2019.

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

Journal of Clinical Psychiatry Publication

We announced on May 17, 2018 that The Journal of Clinical Psychiatry has published online results demonstrating cognitive improvements in patients with schizophrenia treated with roluperidone.  The results also demonstrated that cognitive improvements correlate with previously reported improvements in negative symptoms.

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

The study population will consist of adults with a diagnosis of moderate or severe MDD with anxious distress and without psychotic features. Based upon previous clinical observations, we believe that patients with MDD who also have symptoms of anxiety may benefit from treatment with MIN-117.

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

Enrollment in the 2002 study was temporarily suspended during the first quarter of 2018 due to a drug packaging issue.  This issue has been resolved, and enrollment was restarted in the second quarter of 2018.  We are also conducting preclinical fertility studies in female rats to assess the potential relevance to exposing women of child bearing potential to seltorexant.

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

Results of Operations

Comparison of Three Months Ended June 30, 2018 versus June 30, 2017

Research and Development Expenses

Total research and development expenses were $9.1 million for the three months ended June 30, 2018 compared to $7.1 million for the same period in 2017, an increase in total expense of $2.0 million. The increase in research and development expenses primarily reflects higher development expenses for the Phase 3 clinical trial of roluperidone and the Phase 2b clinical trial of MIN-117. These amounts were partially offset by lower development expenses for the seltorexant program due to the Amendment to our Co-Development and License Agreement with Janssen. We expect research and development expenses to increase during 2018 as we increase patient enrollment and related support activities for the roluperidone and MIN-117 clinical trials.

General and Administrative Expenses

Total general and administrative expenses were $3.9 million for the three months ended June 30, 2018 compared to $2.6 million for the same period in 2017, an increase of approximately $1.3 million. This increase in general and administrative expenses was primarily due to an increase in non-cash stock-based compensation expenses and salary costs from increased staffing to support our pre-commercial activities.  We expect general and administrative expenses to increase during 2018 as we begin to invest in the infrastructure necessary to support our growth.

Foreign Exchange Gains (Losses)

Foreign exchange gains were $29 thousand for the three months ended June 30, 2018 compared to losses of $20 thousand for the same period in 2017, an increase of $49 thousand. The gain was primarily due to clinical activities denominated in Euros.

Investment Income

Investment income was $0.4 million for the three months ended June 30, 2018 compared to $0.2 million for the same period in 2017, an increase of $0.2 million. This increase was due to an increase in investment income on cash equivalents and marketable securities.

Interest Expense

Interest expense was $36 thousand for the three months ended June 30, 2018 compared to $170 thousand for the same period in 2017, a decrease of $134 thousand. This decrease was due to a lower outstanding principal balance on our Term A loans.

Comparison of Six Months Ended June 30, 2018 versus June 30, 2017

Research and Development Expenses

Total research and development expenses were $17.5 million for the six months ended June 30, 2018 compared to $14.8 million for the same period in 2017, an increase in total expense of $2.7 million. The increase in research and development expenses primarily reflects higher development expenses for the Phase 3 clinical trial of roluperidone and the Phase 2b clinical trial of MIN-117. These amounts were partially offset by lower development expenses for the seltorexant program due to the Amendment to our Co-Development and License Agreement with Janssen. We expect research and development expenses to increase during 2018 as we increase patient enrollment and related support activities for the roluperidone and MIN-117 clinical trials.

General and Administrative Expenses

Total general and administrative expenses were $8.2 million for the six months ended June 30, 2018 compared to $5.5 million for the same period in 2017, an increase of approximately $2.7 million. This increase in general and administrative expenses was primarily due to an increase in non-cash stock-based compensation expenses and salary costs from increased staffing to support our pre-commercial activities.  We expect general and administrative expenses to increase during 2018 as we begin to invest in the infrastructure necessary to support our growth.

Foreign Exchange Gains (Losses)

Foreign exchange gains were $11 thousand for the six months ended June 30, 2018 compared to losses of $37 thousand for the same period in 2017, an increase of $48 thousand. The loss was primarily due to certain expenses of Mind-NRG and clinical activities denominated in Euros.

Investment Income

Investment income was $0.8 million for the six months ended June 30, 2018 compared to $0.2 million for the same period in 2017, an increase of $0.6 million. The increase was due to investment income on cash equivalents and marketable securities.

Interest Expense

Interest expense was $0.1 million for the six months ended June 30, 2018 compared to $0.4 million for the same period in 2017, a decrease of $0.3 million. The decrease was due to a lower outstanding principal balance on our Term A loans.

Liquidity and Capital Resources

Sources of Liquidity

We have incurred losses and cumulative negative cash flows from operations since our inception in April 2007 and, as of June 30, 2018, we had an accumulated deficit of approximately $189.3 million. We anticipate that we will continue to incur net losses for the foreseeable future as we continue the development and potential commercialization of our product candidates and to support our operations as a public company. At June 30, 2018, we had approximately $108.6 million in cash, cash equivalents, restricted cash, and marketable securities. We believe that our existing cash, cash equivalents, restricted cash, and marketable securities will be sufficient to meet our cash commitments for at least the next 12 months after the date that the interim condensed financial statements are issued. The process of drug development can be costly and the timing and outcomes of clinical trials is uncertain. The assumptions upon which we have based our estimates are routinely evaluated and may be subject to change. The actual amount of our expenditures will vary depending upon several factors including but not limited to the design, timing and duration of future clinical trials, the progress of our research and development programs, the infrastructure to support a commercial enterprise, the cost of a commercial product launch and the level of financial resources available. We have the ability to adjust our operating plan spending levels based on the timing of future clinical trials which will be predicated upon adequate funding to complete the trials.

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

Until such time, if ever, as we can generate substantial revenue from product sales, we expect to finance our cash needs through a combination of equity offerings, debt financings, government or other third‑party funding, commercialization, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of our common stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Additional debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through government or other third‑party funding, commercialization, marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us. There can be no assurance that such additional funding, if available, can be obtained on terms acceptable to us. If we are unable to obtain additional financing, future operations would need to be scaled back or discontinued. We believe that our existing cash, cash equivalents, restricted cash, and marketable securities will be sufficient to meet our cash commitments for at least the next 12 months after the date that the interim condensed financial statements are issued. The timing of future capital requirements depends upon many factors including the size and timing of future clinical trials, the timing and scope of any strategic partnering activity and the progress of other research and development activities.

Under our $10.0 million Term A Loan, we have made principal repayments of approximately $9.1 million. We expect to make additional principal repayments of approximately $0.9 million in 2018, in accordance with the terms of the agreement.

Cash Flows

The table below summarizes our significant sources and uses of cash for the six months ended June 30, 2018 and 2017:

	Six Months Ended
	June 30,
	2018	2017
	(dollars in millions)
Net cash provided by (used in):
Operating activities	$(22.2)	$(12.9)
Investing activities	67.5	(27.4)
Financing activities	(2.6)	7.5
Net (decrease) increase in cash	$42.7	$(32.8)

Net Cash Used in Operating Activities

Net cash used in operating activities of approximately $22.2 million during the six months ended June 30, 2018 was primarily due to our net loss of $24.9 million, an increase in prepaid expense of $2.0 million, amortization of investments of $0.1 million and $0.1 million decrease in accounts payable, partially offset by stock-based compensation expense of $4.0 million and a $0.9 million increase in accrued expenses.

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

Net Cash Provided by (Used in) Investing Activities

Net cash provided by investing activities of approximately $67.5 million during the six months ended June 30, 2018 was primarily due to the maturity and redemption of marketable securities of $75.4 million, partially offset by the purchase of marketable securities of $7.9 million.

Net cash used in investing activities of approximately $27.4 million during the six months ended June 30, 2017 was primarily due to the purchase of marketable securities.

Net Cash (Used in) Provided by Financing Activities

Net cash used in financing activities of $2.6 million during the six months ended June 30, 2018 was due to principal repayments under the Term A loans of $2.6 million.

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

Contractual Obligations and Commitments

As of June 30, 2018, there were no material changes in our contractual obligations and commitments from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017 as filed with the SEC on March 12, 2018.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements as defined under SEC rules.

Critical Accounting Policies and Estimates

In our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, our most critical accounting policies and estimates upon which our financial status depends were identified as those relating to stock-based compensation; research and development costs; in-process research and development; goodwill; income taxes; Jumpstart Our Business Startups Act; net operating losses and tax credit carryforwards; and impairment of long-lived assets. We reviewed our policies and determined that those policies remain our most critical accounting policies for the six months ended June 30, 2018.

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

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

Market risk is the potential loss arising from adverse changes in market rates and market prices such as interest rates, foreign currency exchange rates, and changes in the market value of equity instruments. We do not believe we are currently exposed to any material market risk because the interest rate under our Term A loan is fixed, our exposure for fluctuations in foreign exchange rates is not material and we do not hold equity instruments. As of June 30, 2018, we had $39.8 million of marketable securities, which consisted primarily of corporate bonds, with fixed interest rates. These securities have a weighted-average remaining maturity of 2.5 months. Due to the overall short-term remaining maturities of our marketable securities, our interest rate exposure is not significant.

Item 4.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Our management, with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2018. Based on the evaluation of our disclosure controls and procedures as of June 30, 2018, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting during our latest fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are not profitable and have incurred losses in each period since our inception in 2007. For the six months ended June 30, 2018, and 2017, we reported net losses of $24.9 million and $20.4 million, respectively. As of June 30, 2018, we had an accumulated deficit of $189.3 million.

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

As of June 30, 2018, we had cash, cash equivalents, restricted cash, and marketable securities of $108.6 million. We believe that our existing cash, cash equivalents, restricted cash, and marketable securities will be sufficient to meet our cash commitments for at least the next 12 months after the date that our interim condensed financial statements are issued. The process of drug development can be costly and the timing and outcomes of clinical trials is uncertain. The assumptions upon which we have based our estimates are routinely evaluated and may be subject to change. The actual amount of our expenditures will vary depending upon a number of factors including but not limited to the design, timing and duration of future clinical trials, the progress of our research and development programs, the infrastructure to support a commercial enterprise, the cost of a commercial product launch and the level of financial resources available.

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

As of June 30, 2018, we had twelve full-time employees. As our development and commercialization plans and strategies develop, we expect to need additional managerial, operational, sales, marketing, financial and other resources. Future growth would impose significant added responsibilities on members of management, including:

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

We did not sell any unregistered securities during the three months ended June 30, 2018.

Issuer Purchases of Equity Securities

We did not repurchase any securities during the three months ended June 30, 2018.

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

333-195169

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s registration statement on Form S-1/A filed with the SEC on June 10, 2014)	333-195169

10.1†	Amended and Restated 2013 Equity Incentive Plan of the Registrant (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 11, 2018)	001-36517

10.2†	Amended and Restated Non-Employee Director Compensation Plan of the Registrant

31.1	Certification of Chief Executive Officer (Principal Executive Officer) pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer (Principal Financial Officer) pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1+	Certification of Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) pursuant to Section 906 of Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

†	Indicates management contract or compensatory plan or arrangement.
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

Date: August 2, 2018