Form 10-Q
period 2018-09-30
Minerva Neurosciences, Inc.
filed 2018-11-05
CIK 1598646

yahf

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    YES  ☒    NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☒

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES ☐    NO  ☒

The number of shares of Registrant’s Common Stock, $0.0001 par value per share, outstanding as of October 31, 2018 was $38,871,467.

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

PART I – Financial Information

Item 1 – Financial Statements

MINERVA NEUROSCIENCES, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
	2018	2017
Assets
Current assets
Cash and cash equivalents	$87,296,544	$26,051,821
Marketable securities	10,308,684	102,109,419
Restricted cash	100,000	80,000
Prepaid expenses and other current assets	3,699,556	1,299,184
Total current assets	101,404,784	129,540,424

Marketable securities - noncurrent	—	5,022,982
Equipment, net	37,845	50,945
Other noncurrent assets	14,808	14,808
In-process research and development	34,200,000	34,200,000
Goodwill	14,869,399	14,869,399
Total assets	$150,526,836	$183,698,558

Liabilities and Stockholders’ Equity
Current liabilities
Notes payable	$—	$3,962,664
Accounts payable	874,749	1,435,636
Accrued expenses and other current liabilities	2,995,515	1,439,848
Total current liabilities	3,870,264	6,838,148
Deferred taxes	4,057,488	4,057,488
Deferred revenue	41,175,600	41,175,600
Other noncurrent liabilities	30,076	29,878
Total liabilities	49,133,428	52,101,114
Commitments and contingencies (Note 9)

Stockholders’ equity
Preferred stock; $0.0001 par value; 100,000,000 shares authorized; none issued or outstanding as of September 30, 2018 and December 31, 2017	—	—
Common stock; $0.0001 par value; 125,000,000 shares authorized; 38,846,467 and 38,749,343 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	3,885	3,875
Additional paid-in capital	302,739,419	295,975,010
Accumulated deficit	(201,349,896)	(164,381,441)
Total stockholders’ equity	101,393,408	131,597,444
Total liabilities and stockholders’ equity	$150,526,836	$183,698,558

See accompanying notes to condensed consolidated financial statements

MINERVA NEUROSCIENCES, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Expenses
Research and development	$8,369,451	$8,956,468	$25,880,952	$23,714,932
General and administrative	4,054,575	2,450,588	12,221,429	7,922,738
Total expenses	12,424,026	11,407,056	38,102,381	31,637,670
Loss from operations	(12,424,026)	(11,407,056)	(38,102,381)	(31,637,670)

Foreign exchange gains (losses)	(10,987)	(9,417)	178	(46,215)
Investment income	418,347	293,797	1,244,196	508,116
Interest expense	(4,018)	(137,899)	(110,448)	(509,526)
Net loss	$(12,020,684)	$(11,260,575)	$(36,968,455)	$(31,685,295)

Net loss per share, basic and diluted	$(0.31)	$(0.28)	$(0.95)	$(0.84)
Weighted average shares outstanding, basic and diluted	38,781,839	40,880,359	38,760,294	37,676,686

See accompanying notes to condensed consolidated financial statements

MINERVA NEUROSCIENCES, INC.

Condensed Consolidated Statement of Changes in Stockholders’ Equity

(Unaudited)

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-In Capital	Deficit	Total
Balances at January 1, 2017	35,024,002	$3,502	$238,836,940	$(132,858,234)	$105,982,208
Repurchase of common stock-Private	(3,892,256)	(389)	—	—	(389)
Issuance of common stock-Public	5,750,000	575	44,561,925	—	44,562,500
Costs related to issuance of commons stock	—	—	(2,944,168)	—	(2,944,168)
Warrant exercises	1,621,073	162	9,356,671	—	9,356,833
Stock option exercise	197,874	20	1,130,524	—	1,130,544
Stock based compensation	—	—	3,775,469	—	3,775,469
Net Income (Loss)	—	—	—	(31,685,295)	(31,685,295)
Balances at September 30, 2017	38,700,693	$3,870	$294,717,361	$(164,543,529)	$130,177,702

Balances at January 1, 2018	38,749,343	$3,875	$295,975,010	$(164,381,441)	$131,597,444
Stock option exercise	97,124	10	490,819	—	490,829
Stock-based compensation	—	—	6,273,590	—	6,273,590
Net loss	—	—	—	(36,968,455)	(36,968,455)
Balances at September 30, 2018	38,846,467	$3,885	$302,739,419	$(201,349,896)	$101,393,408

See accompanying notes to condensed consolidated financial statements

MINERVA NEUROSCIENCES, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(36,968,455)	$(31,685,295)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	13,100	9,310
Amortization of debt discount recorded as interest expense	38,040	170,822
Accretion of marketable securities	(92,801)	(83,268)
Stock-based compensation expense	6,273,590	3,775,469
Changes in operating assets and liabilities
Prepaid expenses and other current assets	(2,400,372)	(51,840)
Accounts payable	(560,887)	35,071
Accrued expenses and other current liabilities	1,555,667	1,206,592
Accrued collaborative expenses	—	(2,547,952)
Deferred revenue	—	41,175,600
Other noncurrent liabilities	198	—
Net cash (used in) provided by operating activities	(32,141,920)	12,004,509

Cash flows from investing activities:
Proceeds from the maturity and redemption of marketable securities	104,851,000	27,390,000
Purchase of marketable securities	(7,934,482)	(134,554,390)
Net cash provided by (used in) investing activities	96,916,518	(107,164,390)

Cash flows from financing activities:
Proceeds from sale of common stock in public offering	—	44,562,500
Costs paid in connection with public offering	—	(2,944,168)
Repurchase of common stock	—	(389)
Proceeds from exercise of common stock warrants	—	9,356,833
Proceeds from exercise of stock options	490,829	1,130,544
Repayments of notes payable	(4,000,704)	(3,671,300)
Net cash (used in) provided by financing activities	(3,509,875)	48,434,020
Net increase (decrease) in cash and cash equivalents	61,264,723	(46,725,861)

Cash, cash equivalents and restricted cash
Beginning of period	26,131,821	82,980,609
End of period	$87,396,544	$36,254,748
Supplemental disclosure of cash flow information
Cash paid for interest	$92,916	$360,272
Reconciliation of the Condensed Consolidated Statements of Cash Flows to the Condensed Consolidated Balance Sheets
Cash and cash equivalents	$87,296,544	$36,254,748
Restricted cash	100,000	80,000
Total cash, cash equivalents and restricted cash	$87,396,544	$36,334,748

See accompanying notes to condensed consolidated financial statements

MINERVA NEUROSCIENCES, INC.

Notes to Condensed Consolidated Financial Statements

As of September 30, 2018 and for the Nine Months Ended September 30, 2018 and 2017

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

Liquidity

The accompanying financial statements have been prepared as though the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has limited capital resources and has incurred recurring operating losses and negative cash flows from operations since inception. As of September 30, 2018, the Company has an accumulated deficit of approximately $201.3 million and net cash used in operating activities was approximately $32.1 million during the nine months ended September 30, 2018. Management expects to continue to incur operating losses and negative cash flows from operations. The Company has financed its operations to date from proceeds from the sale of common stock, warrants, loans and convertible promissory notes.

As of September 30, 2018, the Company had cash, cash equivalents, restricted cash and marketable securities of $97.7 million. The Company believes that its existing cash, cash equivalents, restricted cash and marketable securities will be sufficient to meet its cash commitments for at least the next 12 months after the date that the interim condensed financial statements are issued. The process of drug development can be costly and the timing and outcomes of clinical trials is uncertain. The assumptions upon which the Company has based its estimates are routinely evaluated and may be subject to change. The actual amount of the Company’s expenditures will vary depending upon a number of factors including but not limited to the design, timing and duration of future clinical trials, the progress of the Company’s research and development programs, the infrastructure to support a commercial enterprise, the cost of a commercial product launch and the level of financial resources available. The Company has the ability to adjust its operating plan spending levels based on the timing of future clinical trials which will be predicated upon adequate funding to complete the trials.

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

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim reporting and the requirements of the Securities and Exchange Commission (“SEC”) in accordance with Regulation S-X, Rule 10-01. Under those rules, certain notes and financial information that are normally required for annual financial statements can be condensed or omitted. In the opinion of the Company’s management, the accompanying financial statements contain all adjustments (consisting of items of a normal and recurring nature) necessary to present fairly the financial position as of September 30, 2018, the results of operations for the three and nine months ended September 30, 2018 and 2017 and cash flows for the nine months ended September 30, 2018 and 2017. The results of operations for the three and nine months ended September 30, 2018, are not necessarily indicative of the results to be expected for the full year. When preparing financial statements in conformity with GAAP, management must make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates. The consolidated balance sheet as of December 31, 2017 was derived from the audited annual financial statements. The accompanying unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2017 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 12, 2018.

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

Restricted cash

Cash accounts with any type of restriction are classified as restricted. The Company maintained restricted cash balances as collateral for corporate credit cards in the amount of $100 thousand and $80 thousand at September 30, 2018 and December 31, 2017, respectively.

Marketable securities

Marketable securities consists of corporate and U.S. government debt securities maturing in eleven months or less. Based on the Company’s intentions regarding its marketable securities, all marketable securities are classified as held-to-maturity and are carried under the amortized cost approach. The Company’s investments in marketable securities are classified as Level 2 within the fair value hierarchy. As of September 30, 2018, remaining final maturities of marketable securities ranged from November 2018 to February 2019, with a weighted average remaining maturity of approximately 2.9 months. The following table provides the amortized cost basis, aggregate fair value, net unrealized (gains)/losses and the net carrying value of investments in held-to-maturity securities as of September 30, 2018:

	September 30, 2018
	Amortized	Aggregate	Unrealized	Unrealized	Net Carrying
	Cost	Fair Value	Gains	Losses	Value
Marketable securities:
Corporate bonds/notes	$10,308,684	$10,286,354	$(22,330)	$—	$10,308,684
Marketable securities total	$10,308,684	$10,286,354	$(22,330)	$—	$10,308,684

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

The amounts capitalized are being accounted for as indefinite-lived intangible assets, subject to impairment testing, until completion or abandonment of research and development efforts associated with the project. An IPR&D asset is considered abandoned when it ceases to be used (that is, research and development efforts associated with the asset have ceased, and there are no plans to sell or license the asset or derive defensive value from the asset). At that point, the asset is considered to be disposed of and is written off. Upon successful completion of each project, the Company will make a determination about the then remaining useful life of the intangible asset and begin amortization. The Company tests its indefinite-lived intangibles, IPR&D assets, for impairment annually on November 30 and more frequently if events or changes in circumstances indicate that it is more likely than not that the asset is impaired. When testing indefinite-lived intangibles for impairment, the Company may assess qualitative factors for its indefinite-lived intangibles to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the asset is impaired. Alternatively, the Company may bypass this qualitative assessment for some or all of its indefinite-lived intangibles and perform the quantitative impairment test that compares the fair value of the indefinite-lived intangible asset with the asset’s carrying amount. There was no impairment of IPR&D for the three and nine months ended September 30, 2018 or 2017.

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

Long-lived assets

The Company reviews the recoverability of all long-lived assets, including the related useful lives, whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset might not be recoverable. If required, the Company compares the estimated undiscounted future net cash flows to the related asset’s carrying value to determine whether there has been an impairment. If an asset is considered impaired, the asset is written down to fair value, which is based either on discounted cash flows or appraised values in the period the impairment becomes known. The Company believes that all long-lived assets are recoverable, and no impairment was deemed necessary at September 30, 2018 and 2017.

Goodwill

The Company tests its goodwill for impairment annually, or whenever events or changes in circumstances indicate an impairment may have occurred, by comparing its reporting unit’s carrying value to its fair value. Impairment may result from, among other things, deterioration in the performance of the acquired business, adverse market conditions, adverse changes in applicable laws or regulations and a variety of other circumstances. If the Company determines that an impairment has occurred, it is required to record a write-down of the carrying value and charge the impairment as an operating expense in the period the determination is made. In evaluating the recoverability of the carrying value of goodwill, the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the acquired assets. Changes in strategy or market conditions could significantly impact those judgments in the future and require an adjustment to the recorded balances. The Company tests its goodwill for impairment as of November 30. There was no impairment of goodwill for the nine months ended September 30, 2018 and 2017.

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

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows- Restricted Cash (Topic 230). The new standard requires an entity to include amounts described as restricted cash and restricted cash equivalents with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The Company adopted the new standard on January 1, 2018. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements. Cash, cash equivalents, and restricted cash reported on the Consolidated Statements of Cash Flows includes restricted cash of $80 thousand as of December 31, 2016, September 30, 2017, December 31, 2017 and $100 thousand as of September 30, 2018.

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

NOTE 3 — ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following:

	September 30, 2018	December 31, 2017
Research and development costs and other accrued expenses	$1,335,743	$1,162,441
Accrued bonus	1,251,621	5,899
Professional fees	332,437	251,000
Interest payable	—	20,508
Vacation pay	75,714	—
	$2,995,515	$1,439,848

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net loss	$(12,020,684)	$(11,260,575)	$(36,968,455)	$(31,685,295)
Weighted average shares of common stock outstanding	38,781,839	40,880,359	38,760,294	37,676,686
Net loss per share of common stock – basic and diluted	$(0.31)	$(0.28)	$(0.95)	$(0.84)

The following securities outstanding at September 30, 2018 and 2017 have been excluded from the calculation of weighted average shares outstanding as their effect on the calculation of loss per share is antidilutive:

	September 30,
	2018	2017
Common stock options	6,793,026	3,997,650
Restricted stock units	185,950	194,600
Common stock warrants	40,790	40,790

NOTE 5 — DEBT

Loan and Security Agreement

On January 16, 2015, the Company entered into a Loan and Security Agreement (as amended, the “Loan Agreement”) with Oxford Finance LLC (“Oxford”) and Silicon Valley Bank (“SVB” and, together with Oxford, the “Lenders”), providing for term loans to the Company in an aggregate principal amount of up to $15 million, in two tranches (the “Term Loans”).

The Company drew down the initial Term Loans in the aggregate principal amount of $10 million (the “Term A Loans”), on January 16, 2015. The Term A Loans bore interest at a fixed rate of 7.05% per annum. The Company believes that the Company's debt obligations accrued interest at rates which approximated prevailing market rates for instruments with similar characteristics and, accordingly, the carrying values for these instruments approximated fair value.

The Company paid a facility fee at the time of borrowing of $75 thousand for access to the Term Loans and paid a final payment of $510 thousand in August 2018, representing 5.1% of the total amount borrowed, which has been included as a component of the debt discount and was amortized to interest expense over the term of the loans. As of September 30, 2018, the Company had no borrowings outstanding under the Term Loans.

For the three months ended September 30, 2018 and 2017, the Company recognized interest expense of $9 thousand and $0.1 million, respectively, including $1 thousand and $0.1 million, respectively, related to the debt discount. For the nine months ended September 30, 2018 and 2017, the Company recognized interest expense of $0.1 million and $0.5 million respectively, including $38 thousand and $0.2 million, respectively, related to the debt discount.

The Term Loans matured on August 1, 2018 and the Company made a final repayment in the amount of $510 thousand on such date.

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

The Company accounts for the Agreement as a joint risk-sharing collaboration in accordance with ASC 808, Collaboration Arrangements. Payments between the Company and the licensor with respect to each party’s share of seltorexant development costs that have been incurred pursuant to the joint development plan are recorded within research and development expenses or general and administrative expenses, as applicable, in the accompanying consolidated statements of operations due to the joint risk-sharing nature of the activities. The Company has included zero in accrued collaborative expenses as of September 30, 2018 and December 31, 2017, related to the Agreement. In the nine months ended September 30, 2018 and 2017, the Company paid zero and $2.5 million, respectively, related to development activities under the Agreement.

On July 6, 2016, the Company and Janssen agreed that “Decision Point 2” had been reached as defined under the Agreement. As neither party exercised their right to withdraw from the Agreement, the Company paid Janssen $3.5 million and has incurred direct expenses of $0.3 million related to development activities under the current phase of development. During the three months ended September 30, 2018 and 2017, the Company recorded an expense of zero and $4.5 million, respectively, for certain development activities in accordance with the terms of the Agreement. During the nine months ended September 30, 2018 and 2017, the Company recorded an expense of zero and $11.2 million, respectively, for certain development activities in accordance with the terms of the Agreement.

In June 2017, the Company entered into an amendment to the Agreement (“the Amendment”). The effectiveness of the Amendment was contingent upon approval of its terms by the European Commission and the closing of the acquisition of Actelion Ltd. by affiliates of Janssen.  These conditions were subsequently met, and the Amendment became effective on August 29, 2017. Under the amended Agreement, Janssen has waived its right to royalties on seltorexant insomnia sales in the Minerva Territory. The Company retains all of its rights to seltorexant, including commercialization of the molecule for the treatment of insomnia and as an as adjunctive therapy for MDD, which include an exclusive license in the Minerva Territory, with royalties payable by the Company to

Janssen on seltorexant MDD sales. Royalties on sales outside of the Minerva Territory are payable by Janssen to the Company. Janssen made an upfront payment to the Company of $30 million upon the effectiveness of the Amendment and agreed to make a $20 million payment at the start of a Phase 3 insomnia trial for seltorexant and a $20 million payment when 50% of the patients are enrolled in this trial. Janssen further agreed to waive the remaining payments due from the Company until completion of the Phase 2 development of seltorexant. The $30 million payment and $11.2 million in previously accrued collaborative expenses, which were forgiven upon the effective date of the Amendment, will be earned and recognized as revenue as the services are performed from the commencement of Phase 3 development to the completion of the development activities using the proportional performance method. The $30 million payment along with the $11.2 million in previously accrued collaborative expenses have been included under deferred revenue on the Company’s balance sheet at September 30, 2018 and December 31, 2017, respectively. In connection with the Amendment, the Company repurchased all of the approximately 3.9 million shares of its common stock previously owned by Johnson & Johnson Innovation-JJDC Inc. at a per share price of $0.0001, for an aggregate purchase price of approximately $389.

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

Warrant Exercises

In March 2017, certain investors in the Company’s March 2015 private placement exercised their warrants at an exercise price of $5.772 per share and received an aggregate of 1,621,073 shares of the Company’s common stock. The Company received gross proceeds of approximately $9.4 million from the exercise of these warrants. As of September 30, 2018, there are no remaining warrants outstanding under the Company’s March 2015 private placement.

Term Loan Warrants

In connection with the Loan Agreement, the Company issued the Lenders warrants to purchase shares of its common stock upon its draw of each tranche of the Term Loans (see Note 5). The aggregate number of shares of common stock issuable upon exercise of the warrants is equal to 2.25% of the amount drawn of such tranche, divided by the average closing price per share of the Company’s common stock reported on the Nasdaq Global Market for the 10 consecutive trading days prior to the applicable draw.  Upon the draw of the Term A Loans, the Company issued the Lenders warrants to purchase 40,790 shares of common stock at a per share exercise price of $5.516. The warrants are immediately exercisable upon issuance, and other than in connection with certain mergers or acquisitions, will expire on the ten-year anniversary of the date of issuance.  The fair value of the warrants was estimated at $0.2 million using a Black-Scholes model and assuming: (i) expected volatility of 100.8%, (ii) risk free interest rate of 1.83%, (iii) an expected life of 10 years and (iv) no dividend payments.  The fair value of the warrants was included as a discount to the Term A Loans and also as a component of additional paid-in capital and will be amortized to interest expense over the term of the loan. All such warrants were outstanding as of September 30, 2018.

NOTE 8 — STOCK AWARD PLAN AND STOCK-BASED COMPENSATION

In December 2013, the Company adopted the 2013 Equity Incentive Plan (as subsequently amended and restated, the “Plan”), which provides for the issuance of options, stock appreciation rights, stock awards and stock units. On January 1, 2018, in accordance with the terms of the Plan, the total shares authorized for issuance under the plan increased by 750,000 to 6,531,333.  This increase represents the lesser of 750,000 shares or 4% of the total shares outstanding calculated as of the end of the most recent fiscal year. The exercise price per share shall not be less than the fair value of the Company’s underlying common stock on the grant date and no option may have a term in excess of ten years. Further, pursuant to Nasdaq listing rules, the Company issued inducement awards in December 2017 outside of the Plan in the form of an option to purchase 775,000 shares of the Company’s common stock and a restricted stock unit award to purchase 40,000 shares of the Company’s common stock. In June 2018, the Company increased the aggregate number of shares of common stock authorized for issuance under the 2013 Plan by 2,500,000 shares. Stock option activity for employees and non-employees under the Plan for the nine months ended September 30, 2018 is as follows:

	Shares Issuable Pursuant to Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Total Intrinsic Value (in thousands)
Outstanding January 1, 2018	6,132,650	$6.54	8.4	—

Granted	790,000	$7.06	—	—
Exercised	(97,124)	$5.05	—	$521
Forfeited	(32,500)	$10.62	—	—
Outstanding September 30, 2018	6,793,026	$6.60	7.8	$40,725
Exercisable September 30, 2018	3,152,470	$5.74	6.5	$17,984
Available for future grant	2,507,654

The weighted average grant-date fair value of stock options outstanding on September 30, 2018 was $4.99 per share. Total unrecognized compensation costs related to non-vested stock options at September 30, 2018 was approximately $17.6 million and is expected to be recognized within future operating results over a weighted-average period of 2.8 years.  The total intrinsic value of the options exercised during the nine months ended September 30, 2017 was approximately $0.7 million.

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

The Company uses the Black Scholes model to estimate the fair value of stock options granted.  For stock options granted during the nine months ended September 30, 2018 and 2017, the Company utilized the following assumptions:

	September 30,
	2018	2017
Expected term (years)	5.5-6.25	5.5-6.25
Risk free interest rate	2.33-2.93%	1.83-2.02%
Volatility	76-83%	79-84%
Dividend yield	0%	0%
Weighted average grant date fair value per share of common stock	$4.97	$5.08

Stock-Based Awards Granted to Non-employees- The Company from time to time grants options to purchase common stock to non-employees for services rendered and records expense ratably over the vesting period of each award. The Company estimates the fair value of the stock options using the Black-Scholes valuation model at each reporting date. The Company granted 40,000 stock options to non-employees during the nine months ended September 30, 2018. The Company recorded stock-based compensation expense for stock options granted to non-employees of $1.0 million and $0.2 million during the nine months ended September 30, 2018 and 2017, respectively.

For stock options granted to non-employees, the Company utilized the following assumptions:

	September 30,
	2018	2017
Expected term (years)	7.9-9.3	8.9-9.5
Risk free interest rate	2.46-3.04%	2.27-2.31%
Volatility	83-88%	111-112%
Dividend yield	0%	0%
Weighted average reporting date fair value per share of common stock	$10.94	$6.85

RSU activity under the Plan for the nine months ended September 30, 2018 is as follows:

		Weighted- Average
		Grant Date
	RSUs	Fair Value
Unvested January 1, 2018	185,950	$11.86
Granted	—	$—
Vested	—	$—
Forfeited	—	$—
Unvested September 30, 2018	185,950	$11.86

RSUs awarded to employees generally vest one-fourth per year over four years from the anniversary of the date of grant, provided the employee remains continuously employed with the Company. Shares of the Company’s stock are delivered to the employee upon vesting, subject to payment of applicable withholding taxes. The fair value of RSUs is equal to the closing price of the Company’s common stock on the date of grant. Total unrecognized compensation costs related to non-vested RSUs at September 30, 2018 was approximately $1.6 million and is expected to be recognized within future operating results over a period of 2.3 years.

The following table presents stock-based compensation expense included in the Company’s consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Research and development	$718,507	$461,210	$1,827,372	$1,471,161
General and administrative	1,543,274	772,675	4,446,218	2,304,308
Total	$2,261,781	$1,233,885	$6,273,590	$3,775,469

NOTE 9 — COMMITMENTS AND CONTINGENCIES

On October 2, 2017, the Company entered into an office sublease agreement (the “Sublease”) with Profitect, Inc. (the “Sublandlord”) to sublease approximately 5,923 rentable square feet of office space located at 1601 Trapelo Road, Waltham, MA 02451 (the “Premises”). The term of the Sublease began on November 1, 2017 and will expire on July 30, 2021, with a monthly rental rate starting at $14,808 and escalating to a maximum monthly rental rate of $16,288 in the final 12 months of the term.  The Sublandlord has agreed to provide the Premises to the Company free of charge for the first two months of the term. The Company will recognize the remaining expense on a straight-line basis over the remaining lease term which will expire on July 30, 2021.

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

The approximately 500 patients we expect to enroll in this trial at clinical sites in the U.S. and Europe will be initially randomized equally to receive one of the two doses of roluperidone or placebo for 12 weeks. Thereafter, all patients will continue treatment with roluperidone for the 40-week extension period if they elect to enter the extension period.

Momentum continues to build in the enrollment of patients in this trial. We are nearing our target number of clinical sites, including certain sites initiated following the decision by two eastern European countries not to participate in this trial. We expect the completion of enrollment during the first half of 2019 and top-line results in mid-2019.

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

Patients admitted into the trial must have a documented diagnosis of schizophrenia for at least one year and be symptomatically stable for at least 6 months with moderate to severe negative symptoms (>20 on the PANSS negative symptom subscale) and stable positive symptoms.  Patients without moderate severe symptoms of excitement/hyperactivity, suspiciousness/persecution, hostility, uncooperativeness, or poor impulse control will be recruited.  We believe these eligibility criteria represent the real-world patient population who may benefit when the drug is used in clinical practice.  In addition, patients treated with psychotropic agents will need to undergo wash-out before receiving study drug. These parameters were applied in screening the population treated in the Phase 2b trial.

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

BDNF Findings

On August 22, 2018, we announced findings from a pre-clinical study that provide evidence of the effect of roluperidone on BDNF (Brain-Derived Neurotrophic Factor).  BDNF is the most widely distributed member of neurotrophins in the brain and has been associated with neurogenesis, neuroplasticity, neuroprotection, synapse regulation, learning and memory.  Its involvement in schizophrenia has also been described.  In this study, after three days of administration, roluperidone was observed to significantly increase the release of BDNF in cultured brain hippocampal neurons in a dose-dependent manger.   We believe these findings, along with the clinical results from the Phase 2b study, suggest the potential of roluperidone to change the overall course of schizophrenia.

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

Enrollment in the 2002 trial was temporarily suspended during the first quarter of 2018 due to a drug packaging issue.  This issue has been resolved, and enrollment was restarted in the second quarter of 2018.  We are also conducting preclinical fertility studies in female rats to assess the potential relevance to exposing women of child bearing potential to seltorexant.

We expect the top-line results from both Phase 2b trials with seltorexant in MDD in 2019.

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

A total of approximately 360 patients 18 to 85 years of age are expected to be randomized in this study at clinical sites in the United States, European Union and Japan.

We expect the top-line results from the Phase 2b trial with seltorexant in insomnia disorder in 2019.

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

Results of Operations

Comparison of Three Months Ended September 30, 2018 versus September 30, 2017

Research and Development Expenses

Total research and development expenses were $8.4 million for the three months ended September 30, 2018 compared to $9.0 million for the same period in 2017, a decrease in total expense of $0.6 million. The decrease in research and development expenses was due to lower development expenses for the seltorexant program due to the Amendment to our Co-Development and License Agreement with Janssen. This amount was partially offset by higher development expenses for the Phase 3 clinical trial of roluperidone and the Phase 2b clinical trial of MIN-117. We expect research and development expenses to increase during 2018 as we increase patient enrollment and related support activities for the roluperidone and MIN-117 clinical trials.

General and Administrative Expenses

Total general and administrative expenses were $4.1 million for the three months ended September 30, 2018 compared to $2.5 million for the same period in 2017, an increase of approximately $1.6 million. This increase in general and administrative expenses was primarily due to an increase in non-cash stock-based compensation expenses and salary costs from increased staffing to support our pre-commercial activities.  We expect general and administrative expenses to increase during 2018 as we begin to invest in the infrastructure necessary to support our growth.

Foreign Exchange Losses

Foreign exchange losses were $11 thousand for the three months ended September 30, 2018 compared to losses of $9 thousand for the same period in 2017, an increase of $2 thousand. The gain was primarily due to clinical activities denominated in Euros.

Investment Income

Investment income was $0.4 million for the three months ended September 30, 2018 compared to $0.3 million for the same period in 2017, an increase of $0.1 million. This increase was due to an increase in investment income on cash equivalents and marketable securities.

Interest Expense

Interest expense was $4 thousand for the three months ended September 30, 2018 compared to $138 thousand for the same period in 2017, a decrease of $134 thousand. This decrease was due to a lower outstanding principal balance on our Term A loans.

Comparison of Nine Months Ended September 30, 2018 versus September 30, 2017

Research and Development Expenses

Total research and development expenses were $25.9 million for the nine months ended September 30, 2018 compared to $23.7 million for the same period in 2017, an increase in total expense of $2.2 million. The increase in research and development expenses primarily reflects higher development expenses for the Phase 3 clinical trial of roluperidone and the Phase 2b clinical trial of MIN-117. These amounts were partially offset by lower development expenses for the seltorexant program due to the Amendment to our Co-Development and License Agreement with Janssen. We expect research and development expenses to increase during 2018 as we increase patient enrollment and related support activities for the roluperidone and MIN-117 clinical trials.

General and Administrative Expenses

Total general and administrative expenses were $12.2 million for the nine months ended September 30, 2018 compared to $7.9 million for the same period in 2017, an increase of approximately $4.3 million. This increase in general and administrative expenses was primarily due to an increase in non-cash stock-based compensation expenses and salary costs from increased staffing to support our pre-commercial activities.  We expect general and administrative expenses to increase during 2018 as we begin to invest in the infrastructure necessary to support our growth.

Foreign Exchange Gains (Losses)

Foreign exchange gains were $0.2 thousand for the nine months ended September 30, 2018 compared to losses of $46 thousand for the same period in 2017, an increase of $46 thousand. The loss was primarily due to certain expenses of Mind-NRG and clinical activities denominated in Euros.

Investment Income

Investment income was $1.2 million for the nine months ended September 30, 2018 compared to $0.5 million for the same period in 2017, an increase of $0.7 million. The increase was due to investment income on cash equivalents and marketable securities.

Interest Expense

Interest expense was $0.1 million for the nine months ended September 30, 2018 compared to $0.5 million for the same period in 2017, a decrease of $0.4 million. The decrease was due to a lower outstanding principal balance on our Term A Loans.

Liquidity and Capital Resources

Sources of Liquidity

We have incurred losses and cumulative negative cash flows from operations since our inception in April 2007 and, as of September 30, 2018, we had an accumulated deficit of approximately $201.3 million. We anticipate that we will continue to incur net losses for the foreseeable future as we continue the development and potential commercialization of our product candidates and to support our operations as a public company. At September 30, 2018, we had approximately $97.7 million in cash, cash equivalents, restricted cash, and marketable securities. We believe that our existing cash, cash equivalents, restricted cash, and marketable securities will be sufficient to meet our cash commitments for at least the next 12 months after the date that the interim condensed financial statements are issued. The process of drug development can be costly and the timing and outcomes of clinical trials is uncertain. The assumptions upon which we have based our estimates are routinely evaluated and may be subject to change. The actual amount of our expenditures will vary depending upon several factors including but not limited to the design, timing and duration of future clinical trials, the progress of our research and development programs, the infrastructure to support a commercial enterprise, the cost of a commercial product launch and the level of financial resources available. We have the ability to adjust our operating plan spending levels based on the timing of future clinical trials which will be predicated upon adequate funding to complete the trials.

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

Under our $10.0 million Term A Loan, we have made principal repayments of $10.0 million and made a final repayment of all outstanding borrowings on August 1, 2018.

Cash Flows

The table below summarizes our significant sources and uses of cash for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended
	September 30,
	2018	2017
	(dollars in millions)
Net cash provided by (used in):
Operating activities	$(32.1)	$12.0
Investing activities	96.9	(107.1)
Financing activities	(3.5)	48.4
Net (decrease) increase in cash	$61.3	$(46.7)

Net Cash (Used in) Provided by Operating Activities

Net cash used in operating activities of approximately $32.1 million during the nine months ended September 30, 2018 was primarily due to our net loss of $37.0 million, an increase in prepaid expense of $2.4 million a decrease in accounts payable of $0.5 million and amortization of investments of $0.1 million, partially offset by stock-based compensation expense of $6.3 million and a $1.6 million increase in accrued expenses.

Net cash provided by operating activities of approximately $12.0 million during the nine months ended September 30, 2017 was primarily due to a $41.2 million increase in deferred revenue related to the Amendment, stock-based compensation expense of $3.8 million, a $1.2 million increase in accrued expenses and amortization of investments and debt discount of $0.1 million, partially offset by our net loss of $31.7 million, a decrease in accrued collaborative expense of $2.5 million, and an increase in prepaid expenses of $0.1 million.

Net Cash Provided by (Used in) Investing Activities

Net cash provided by investing activities of approximately $96.9 million during the nine months ended September 30, 2018 was primarily due to the maturity and redemption of marketable securities of $104.9 million, partially offset by the purchase of marketable securities of $7.9 million.

Net cash used in investing activities of approximately $107.1 million during the nine months ended September 30, 2017 was primarily due to the purchase of marketable securities of $134.5 million, partially offset by the redemption of marketable securities of $27.4 million.

Net Cash (Used in) Provided by Financing Activities

Net cash used in financing activities of $3.5 million during the nine months ended September 30, 2018 was due to principal repayments and payment of an end of term fee under the Term A Loans of $4.0 million, partially offset by the proceeds from the exercise of common stock options of $0.5 million.

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

Critical Accounting Policies and Estimates

In our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, our most critical accounting policies and estimates upon which our financial status depends were identified as those relating to stock-based compensation; research and development costs; in-process research and development; goodwill; income taxes; Jumpstart Our Business Startups Act; net operating losses and tax credit carryforwards; and impairment of long-lived assets. We reviewed our policies and determined that those policies remain our most critical accounting policies for the nine months ended September 30, 2018.

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

Our management, with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2018. Based on the evaluation of our disclosure controls and procedures as of September 30, 2018, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

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

We are not profitable and have incurred losses in each period since our inception in 2007. For the nine months ended September 30, 2018, and 2017, we reported net losses of $37.0 million and $31.7 million, respectively. As of September 30, 2018, we had an accumulated deficit of $201.3 million.

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

As of September 30, 2018, we had cash, cash equivalents, restricted cash, and marketable securities of $97.7 million. We believe that our existing cash, cash equivalents, restricted cash, and marketable securities will be sufficient to meet our cash commitments for at least the next 12 months after the date that our interim condensed financial statements are issued. The process of drug development can be costly and the timing and outcomes of clinical trials is uncertain. The assumptions upon which we have based our estimates are routinely evaluated and may be subject to change. The actual amount of our expenditures will vary depending upon a number of factors including but not limited to the design, timing and duration of future clinical trials, the progress of our research and development programs, the infrastructure to support a commercial enterprise, the cost of a commercial product launch and the level of financial resources available.

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

As of September 30, 2018, we had fourteen full-time employees. As our development and commercialization plans and strategies develop, we expect to need additional managerial, operational, sales, marketing, financial and other resources. Future growth would impose significant added responsibilities on members of management, including:

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

We did not sell any unregistered securities during the three months ended September 30, 2018.

Issuer Purchases of Equity Securities

We did not repurchase any securities during the three months ended September 30, 2018.

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

Date: November 5, 2018