Form 10-K
period 2018-12-31
Minerva Neurosciences, Inc.
filed 2019-03-12
CIK 1598646

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definition of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate value of the Company’s Common Stock held by non-affiliates of the Company was approximately $271.1 million as of June 29, 2018, when the last reported sales price was $8.25 per share.

The number of shares of Registrant’s Common Stock outstanding as of March 7, 2019 was 39,025,471.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement relating to the 2019 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A with the Securities and Exchange Commission are incorporated by reference into Part III of this Report. Such proxy statement will be filed with the Securities and Exchange Commission not later than 120 days following the end of the Registrant’s fiscal year ended December 31, 2018.

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

Our product portfolio and potential indications include: roluperidone (also known as MIN-101) for the treatment of negative symptoms in patients with schizophrenia; seltorexant (also known as MIN-202 or JNJ-42847922), which we are co-developing with Janssen Pharmaceutica NV, or Janssen, for the treatment of insomnia disorder and adjunctive treatment of Major Depressive Disorder, or aMDD; MIN-117 for the treatment of MDD; and MIN-301 for the treatment of Parkinson’s disease. We believe our product candidates have significant potential to improve the lives of a large number of affected patients and their families who are currently not well-served by available therapies. According to Datamonitor, an independent market research firm, in 2018 approximately 2.9 million people suffered from schizophrenia, 27.9 million suffered from MDD and 2.0 million suffered from Parkinson’s disease in the United States (“U.S.”), Japan and the five major European Union (“EU”) markets of France, Germany, Italy, Spain and the United Kingdom. Insomnia as a symptom affects up to 50% of the general population, while insomnia with significant daytime consequences is estimated to affect 7% to 13% of the population worldwide and is recognized as a major public health issue.

Our Strategy

Our strategy is to develop and commercialize first-in-class products that address critical unmet medical needs in the CNS therapeutic area. We are pursuing this strategy based on the following principles: selection of differentiated products with novel mechanisms of action that target therapeutic areas of high unmet need and significant disease burden; attention to patient safety and compliance; scientific rigor applied to patient selection and clinical trial conduct; engagement of highly trained clinical trial investigators; incorporation of patient and caregiver insights to drive clinical advancements; and integrity. With the experience and knowledge base of our clinicians and physicians, we have generated substantive data from randomized, double blind, placebo-controlled trials that support the clinical advancement of these products in defined patient populations and in multiple regulatory jurisdictions. In summary, key elements of our strategy are to:

•	Identify, acquire and develop differentiated products with innovative mechanisms of action based on biological and clinical insights into the unmet needs of patients;
•	Leverage the randomized, double-blind, placebo-controlled data from completed trials to advance the clinical development of our product candidates in multiple regulatory jurisdictions;
•

Prepare for the commercialization of our lead product, roluperidone, which will potentially be the first product approved to treat negative symptoms in patients with schizophrenia and, in the longer term as a potential treatment for other neuro-degenerative brain disorders in which negative symptoms represent a significant debilitating, unmet need;

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

Our History

In November 2013, Cyrenaic Pharmaceuticals, Inc., or Cyrenaic, and Sonkei Pharmaceuticals, Inc., or Sonkei, merged, and the combined company was renamed Minerva Neurosciences, Inc. Cyrenaic had been incorporated in 2007 and had exclusively licensed roluperidone and other compounds with a similar structure and intended purpose from Mitsubishi Tanabe Pharma Corporation, or MTPC. Sonkei had been incorporated in 2008 and had exclusively licensed MIN-117 from MTPC. We saw the merger as an opportunity to better serve underserved patient populations through combining a portfolio of promising product candidates targeting multiple CNS diseases. As a result of the merger, we have the rights to develop and commercialize roluperidone and MIN-117 globally, excluding most of Asia, where MIPC has retained commercialization rights.

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

Our Pipeline of Advanced Clinical-Stage Programs

Program	Primary Indications	Mechanisms of Action	Pre- clinical	Phase 1	Phase 2	Phase 3
Roluperidone (MIN-101)	Negative symptoms in Schizophrenia	• 5-HT_{2A} antagonist • $Sigma_2$ antagonist	Phase 3 initiated December 2017 (MIN-101C07)			
Seltorexant (MIN-202)	Primary Insomnia	• Selective Orexin2 antagonist	Phase 2b initiated Dec 2017 (ISM2005)			
	Major Depressive Disorder as adjunctive therapy		Phase 2b initiated Dec 2017 (MDD2001) Phase 2b initiated Dec 2017 (MDD2002)			
MIN-117	Major Depressive Disorder as monotherapy	• 5-HT_{1A} • 5HT transporter • Alpha-1a, b • Dopamine transporter • 5-HT_{2A}	Phase 2b initiated Apr 2018 (MIN-117C03)			
MIN-301	Parkinson's Disease	• Neuregulin 1β1 activating ErbB4	Pre-clinical

Roluperidone (MIN-101)

Introduction

Roluperidone is a compound that has been shown to block serotonin receptors and sigma receptors, two receptors in the brain that are involved in the regulation of mood, cognition, sleep and anxiety. We are developing roluperidone to treat patients with schizophrenia. Roluperidone has been designed to block a specific subtype of serotonin receptor called 5-HT2A. When 5-HT2A is blocked, certain symptoms of schizophrenia, such as hallucinations, delusions, agitation and thought and movement disorders, as well as the side effects associated with antipsychotic treatments, can be minimized. Additionally, blocking 5-HT2A promotes slow wave sleep, a sleep stage often disrupted in patients with schizophrenia. Roluperidone has also been designed to block a specific subtype of sigma receptor called sigma2, which is involved in movement control, psychotic symptom control and learning and memory. Blocking sigma2 also increases calcium levels in neurons in the brain, which can improve memory. Recent pre-clinical findings provide evidence of the effect of roluperidone on Brain-Derived Neurotrophic Factor (“BDNF”), which has been associated with neurogenesis, neuroplasticity, neuroprotection, synapse regulation, learning and memory.

We believe the scientifically supported and innovative mechanisms of action of roluperidone may potentially address the unmet needs of schizophrenic patients, which include negative symptoms and cognitive impairment, without the side effects of existing therapies. Negative symptoms are lifelong debilitating symptoms and include: asociality, or the lack of motivation to engage in social interactions; anhedonia, or the inability to experience positive emotions; alogia, or failure to engage in normal conversation; avolition, or loss of energy and interest in activities; and blunted affect, or diminished emotional expression. We plan to seek approval of roluperidone initially as a first line treatment of negative symptoms in patients diagnosed with schizophrenia, and we also may study its use to treat all aspects of the disease, including positive symptoms and relapse prevention. We believe that roluperidone, if approved, could treat the majority of patients diagnosed with schizophrenia. An estimated 69% of patients diagnosed with schizophrenia have negative symptoms, with at least 42% of patients diagnosed with schizophrenia having prominent negative symptoms. Beyond schizophrenia, we believe roluperidone may possess therapeutic utility in brain disorders where negative symptoms are a significant unmet need and a core feature of the disease associated with a range of poor clinical outcomes.

Clinical Development

Phase 3 Clinical Trial

In December 2017, the first patient was screened in the pivotal Phase 3 clinical trial of roluperidone (Study MIN-101C07) as monotherapy for negative symptoms in patients diagnosed with schizophrenia. The trial is a multicenter, randomized, double-blind, parallel-group, placebo-controlled, 12-week study to evaluate the efficacy and safety of 32 milligrams, or mg, and 64 mg of roluperidone in adult patients with negative symptoms of schizophrenia. The 12-week study will be followed by a 40-week, open-label extension period during which patients on drug will continue receiving their original dose and patients on placebo will receive either 32 mg or 64 mg of roluperidone.

The approximately 500 patients we expect to enroll in this trial at clinical sites in the U.S. and Europe will be initially randomized equally to receive one of the two doses of roluperidone or placebo for 12 weeks. Thereafter, all patients will continue treatment with roluperidone for the 40-week extension period if they elect to enter that period.

We expect the completion of enrollment during the first half of 2019 and top-line results from the 12-week, double-blind period in mid-2019.

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

Patients admitted into the trial must have a documented diagnosis of schizophrenia for at least one year and be symptomatically stable for at least 6 months with moderate to severe negative symptoms (>20 on the PANSS negative symptom subscale) and stable positive symptoms. Patients without moderate to severe symptoms of excitement/hyperactivity, suspiciousness/persecution, hostility, uncooperativeness, or poor impulse control will be recruited. We believe these eligibility criteria represent the real-world patient population who may benefit when the drug is used in clinical practice. In addition, patients treated with psychotropic agents will need to undergo a wash-out period of a few days before receiving study drug. These parameters were applied in screening the population treated in the Phase 2b trial.

Chemistry, Manufacturing and Controls program

The chemistry, manufacturing and controls (“CMC”) scale-up program for roluperidone is ongoing to ensure consistency between the drug batches to be used during Phase 3 testing and those that will be available for potential marketing and commercialization pending the completion of our Phase 3 trial and subsequent regulatory submission and review of a New Drug Application (“NDA”) for roluperidone. The CMC program requires validation of all aspects of the manufacturing processes required to result in a drug product that consistently meets approved quality standards.

Dose Escalation Study

We have completed a prospective, double-blind, placebo-controlled, randomized single-escalating dose study in healthy subjects to evaluate the investigational drug roluperidone as monotherapy administered at nine ascending doses (16, 32, 64, 96, 128, 160, 192, 224 and 256 mg). The highest dose tested is 4 multiples of the highest dose (64 mg) being used in the ongoing Phase 3 trial.

The primary objectives of the study included the evaluation of the pharmacokinetics, dose-proportionality and the effect of plasma concentrations of roluperidone and its main metabolites on pharmacodynamic parameters using electrocardiogram (“ECG”) Fridericia-corrected QT interval (“QTcF”), a measurement of cardiac function. Secondary objectives included evaluation of safety and tolerability. An additional objective was to provide an estimate of the supra-therapeutic dose to be used in the thorough QT study planned as part of the NDA.

The trial included a total of 90 subjects. 72 received 9 different doses of roluperidone, and 18 received placebo. All subjects who were dosed completed the study as planned except for one male subject who received placebo and subsequently withdrew his consent.

Data from this trial demonstrated the following:

•	The pharmacokinetics of roluperidone and its metabolites were dose proportional.
•	No QTcF duration > 480 milliseconds (“msec”) or increases > 60 msec compared to baseline values were observed in any subject.
•	160 mg was the only roluperidone dose to show an adjusted QTcF mean increase from baseline of 10.7 msec. All other doses showed means below 10 msec that ranged from -1.3 to 5 msec.
•	No significant change in repolarization was observed.
•	Two subjects (11%) in the placebo group and nine subjects (13%) in the roluperidone group reported adverse events that were mild to moderate in severity and resolved without sequelae.
•	Doses up to 160 mg or 2.5 multiples of the highest dose being tested in the ongoing Phase 3 trial had no effect on any cardiac safety parameters.
•	Slight but not clinically relevant increases in heart rate were observed in the placebo group and some of the roluperidone doses.
•	No serious adverse events were reported.

We believe these findings suggest an expanded therapeutic window and a significantly improved safety margin for roluperidone. They provide further evidence that the formulation being used in the Phase 3 trial has a significantly reduced maximum concentration (“Cmax”) of the BFB-520 metabolite when compared to the formulation used in the Phase 2b trial, thereby reducing the potential for transient QTc increases at the doses currently tested in the Phase 3 trial. Furthermore, we believe these data suggest the potential for future testing of roluperidone in schizophrenic patients with an exacerbation of psychosis at higher doses than those being used in the Phase 3 trial.

Brain-Derived Neurotrophic Factor (“BDNF”) Findings

We have completed a pre-clinical study that provides evidence of the effect of roluperidone on BDNF. BDNF is the most widely distributed member of neurotrophins in the brain and has been associated with neurogenesis, neuroplasticity, neuroprotection, synapse regulation, learning and memory. Its involvement in schizophrenia has also been described. In this study, after three days of administration, roluperidone was observed to significantly increase the release of BDNF in cultured brain hippocampal neurons in a dose-dependent manner. We believe these findings, along with clinical results, may suggest the potential of roluperidone to change the overall course of schizophrenia.

The Journal of Clinical Psychiatry Publication

The Journal of Clinical Psychiatry has published online results demonstrating cognitive improvements in patients with schizophrenia treated with roluperidone (Cognitive Effects on MIN-101 in Patients with Schizophrenia and Negative Symptoms: Results from a Randomized Controlled Trial). The results also demonstrated that cognitive improvements correlate with previously reported improvements in negative symptoms. This is the third peer-reviewed publication of Phase 2b data with roluperidone.

MIN-117

Introduction

We are developing MIN-117 to treat patients suffering from moderate to severe MDD with anxiety. Patients suffering from MDD experience feelings of sadness, loss of interest or pleasure in activities, changes in sleep such as insomnia, fatigue and diminished ability to concentrate that interfere with their ability to carry out and enjoy once-pleasurable activities. While suicide is the leading cause of death in those with MDD, other factors, such as changes in immune function and susceptibility to disease, can also lead to early mortality.

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

Based upon clinical and non-clinical studies completed to date, we believe MIN-117 may demonstrate a safety profile comparable to placebo without many of the typical side effects of current MDD treatments, including cognitive impairment, sexual dysfunction, sleep disorders and weight gain. As part of our license agreement with MTPC, we may develop, sell, and import products based on the MIN-117 compound globally, excluding most of Asia.

Clinical Development

Phase 2b Trial

We initiated a Phase 2b trial in MDD in the U.S. and Europe on April 9, 2018. The primary objective of the trial is to evaluate the efficacy of two fixed doses of MIN-117, 5.0 mg and 2.5 mg daily, compared with placebo in reducing the symptoms of major depression as measured by the change in the Montgomery-Asberg Depression Rating Scale (“MADRS”) total score over six weeks of treatment. Secondary objectives include: (1) assessment of the change from baseline in symptoms of anxiety using the Hamilton Anxiety Scale (“HAM-A”); (2) the change in severity of illness using the Clinical Global Impression of Severity Scale (“CGI-S”) and Clinical Global Impression of Improvement Scale (“CGI-I”); and (3) safety over six weeks of treatment.

The study is recruiting adults with a diagnosis of moderate or severe MDD with anxious distress and without psychotic features. Based upon previous clinical observations, we believe that patients with MDD who also have symptoms of anxiety may benefit from treatment with MIN-117.

Approximately 324 patients are expected to be enrolled in the U.S. and Europe. Patients will be randomized to one of three arms, including placebo and the two dosage arms, in a 2:1:1 ratio, resulting in approximately 162 patients in the placebo group and 81 patients in each of the two MIN-117 treatment groups. The study design includes a screening phase of up to three weeks, a six-week double-blind treatment phase and a two-week post-study follow-up period. Top line results are expected in the first half of 2019.

New Patent Application Related to Pain

We have filed a U.S. patent application for MIN-117 to treat pain.  Pre-clinical rat models submitted in the patent application included peripheral motoneuropathy, inflammatory pain and chemotherapy-induced peripheral neuropathic pain.  Findings in these models showed that MIN-117 restored approximately 60 percent of the nociceptive pain threshold after peripheral motoneuropathy or inflammatory pain and significantly reduced, in a dose-dependent manner, chemotherapy-induced peripheral neuropathic pain.

These results suggest that MIN-117 may be a candidate for study in the treatment of diseases with chronic pain symptoms and may have the potential to address the urgent need for non-opioid therapeutic options for the treatment of pain.  Furthermore, the currently available treatments for chronic pain are often not satisfactory and may be associated with adverse reactions, tolerance, dependence and reductions in the quality of life for patients.

Seltorexant (MIN-202)

Introduction

Seltorexant is an innovative selective orexin 2 receptor antagonist we are co-developing with Janssen for the treatment of insomnia and aMDD. Insomnia is the repeated difficulty with sleep initiation, maintenance or quality that occurs despite adequate time and opportunity for sleep, resulting in daytime impairment. Insomnia can be the primary condition for patients or a secondary symptom of, and contributor to, another medical or psychiatric condition, such as MDD or schizophrenia.

In the brain, the orexin system is involved in the control of several key functions, including metabolism and wakefulness. Seltorexant seeks to inhibit the activity of the neurons that promote wakefulness by selectively blocking the orexin 2 receptor. Rather than making an individual sleepier as is the case with many commercially available therapies that mediate their effect via the Gamma-Aminobutyric Acid (“GABA”) neurotransmitter pathway, blocking the orexin 2 receptor reduces the level of the neurotransmitters that signal the brain to maintain vigilance and wakefulness, which can be helpful for patients with insomnia.

We are co-developing seltorexant with Janssen and own the exclusive rights to develop and commercialize the compound in the Minerva Territory subject to royalty payments to Janssen and we have the right to receive royalties on any sales outside the Minerva Territory.

Amendment to Co-Development and License Agreement with Janssen

In June 2017, we entered into an amendment (the “Amendment”) to the co-development and license agreement with Janssen dated February 13, 2014 (the “Agreement”). The effectiveness of the Amendment was contingent upon approval of its terms by the European Commission and the closing of the acquisition of Actelion Ltd. by affiliates of Janssen. These conditions were subsequently met, and the Amendment became effective on August 29, 2017. Under the Amendment, Janssen has waived its right to royalties on seltorexant insomnia sales in the Minerva Territory. We retain all of our rights to seltorexant, including commercialization of the molecule for the treatment of insomnia and aMDD, which include an exclusive license in the Minerva Territory, with royalties payable by us to Janssen on seltorexant sales outside of the insomnia indication. Royalties on sales outside of the Minerva Territory are payable by Janssen to us. Janssen made an upfront payment to us of $30 million upon the effectiveness of the Amendment and agreed to make a $20 million payment at the start of a Phase 3 insomnia trial for seltorexant and a $20 million payment when 50% of the patients are enrolled in this trial. Janssen further agreed to waive development payments from us until completion of the Phase 2b development milestone. This milestone is referred to as “Decision Point 4” and is expected to occur in the second half of 2019. The $30 million payment and $11.2 million in previously accrued collaborative expenses, which were forgiven upon the effective date of the Amendment, are earned and recognized as revenue as the services are performed from the commencement of Phase 3 development to the completion of the development activities using the proportional performance method. The $30 million payment along with the $11.2 million in previously accrued collaborative expenses have been included under deferred revenue on our balance sheet at December 31, 2018 and December 31, 2017. In connection with the Amendment, we repurchased all of the approximately 3.9 million shares of our common stock previously owned by Johnson & Johnson Innovation-JJDC Inc. at a per share price of $0.0001, for an aggregate purchase price of approximately $389.

As a result of the Amendment, we assumed strategic control of matters relating to the clinical development of seltorexant for insomnia and have no further financial obligations until after Decision Point 4. After Decision Point 4, both we and Janssen have the right to opt-out of the Agreement.

If we opt-out, we collect a royalty on worldwide sales of seltorexant in the single digits with no further obligations to Janssen. If Janssen opts-out, the Minerva Territory would be expanded to include North America and we would pay Janssen royalties on sales of seltorexant outside of the insomnia indication in the single digits.

If both parties elect to continue past Decision Point 4 into Phase 3, we would be obligated to fund the clinical trials related to insomnia, receive up to $40 million in milestone payments from Janssen, and be responsible for 40% of all costs incurred in the Phase 3 aMDD program.

Clinical Development

Phase 2b Trials in MDD

A Phase 2b trial of seltorexant as adjunctive therapy to antidepressants is ongoing in adult patients with MDD who have responded inadequately to antidepressant therapy (the “2001 Trial”). The primary objectives of this multi-center, double-blind, randomized, parallel group, placebo-controlled, adaptive-dose finding study are to assess the dose-response relationship and antidepressant effects of up to three doses of seltorexant (10, 20, and 40 mg) and to assess the safety and tolerability of seltorexant compared to placebo. The trial consists of three phases: a screening phase lasting up to four weeks, a six-week double-blind treatment phase and a two-week post-treatment follow-up phase. We plan to enroll approximately 280 patients in the U.S., Europe, Russia and Japan.

A Phase 2b clinical trial comparing seltorexant versus quetiapine as adjunctive therapy is ongoing in patients with MDD who have responded inadequately to antidepressant therapy (the “2002 Trial”). The primary objective of this multi-center, double-blind, randomized, flexible-dose, parallel-group study is to assess the efficacy of flexibly dosed seltorexant compared to flexibly dosed quetiapine as adjunctive therapy to a baseline antidepressant drug in delaying time to all-cause discontinuation of study drug over a 6-month treatment period. Time to all-cause discontinuation is defined as the number of days from administration of the first dose of study drug to administration of the last dose of study drug. The trial consists of three phases: a screening phase lasting up to four weeks, a six-month double-blind treatment phase and a two-week follow-up phase. Approximately 100 patients 18 to 64 years of age are planned to be randomized in the U.S. to receive either flexibly dosed seltorexant, 20 mg or 40 mg, or flexibly dosed quetiapine XR, 150 mg or 300 mg. Subjects will continue to take their baseline antidepressant therapy of either a selective serotonin reuptake inhibitor (“SSRI”) or a serotonin-norepinephrine reuptake inhibitor (“SNRI”) at the same dose throughout the screening, double-blind and follow-up phases.

Enrollment in the 2002 trial was temporarily suspended during the first quarter of 2018 due to a drug packaging issue. This issue has been resolved, and enrollment was restarted in the second quarter of 2018. We have completed preclinical fertility studies in female rats to assess the potential relevance to exposing women of child bearing potential to seltorexant and have requested regulatory clearance to lift the ban on enrolling these women.

We expect the top-line results from the 2001 Trial in MDD in the second quarter of 2019 and top-line results from the 2002 Trial in MDD in mid-2019.

Phase 2b Trial in Insomnia Disorder

A Phase 2b clinical trial of seltorexant is ongoing in patients with insomnia disorder (the “2005 Trial”). This multicenter, double-blind, randomized, parallel-group, active- and placebo-controlled dose finding study is designed to assess the efficacy and safety of seltorexant in both adult and elderly subjects with insomnia disorder. The primary objective of this trial is to assess the dose-response of three doses of seltorexant (5, 10 and 20 mg daily) compared to placebo on sleep onset as measured by the latency to persistent sleep (“LPS”) using polysomnography (“PSG”). The key secondary objective is to assess the dose-response of these three doses compared to placebo on wake after sleep onset (“WASO”) over the first six hours using PSG. In addition, the effects of seltorexant on sleep and cognition will be compared to those effects of zolpidem to determine potential differences between the compounds.

A total of approximately 360 patients 18 to 85 years of age are expected to be randomized in this study at clinical sites in the U.S., EU, and Japan.

We expect the top-line results from the 2005 Trial in mid-2019.

MIN-301

Introduction

We are developing MIN-301, a soluble recombinant form of the Neuregulin-1b1, or NRG-1b1, protein, for the treatment of Parkinson’s disease and potentially for other neurodegenerative disorders. We believe MIN-301 has the potential to slow the onset of, and restore the brain tissue damage caused by, the disease. MIN-301 is produced by recombinant technology, which is a type of process that modifies the genetics of a biological organism to cause it to produce a particular product. MIN-301 is a peptide that contains the extracellular domain of the human neureglin-1 beta 1 protein and is produced using an Escherichia coli organism that is genetically engineered to express this peptide. Once administrated, this peptide binds to a particular receptor, ErbB4, which produces certain biological effects. For instance, binding to ErbB4 modulates the levels of certain neurotransmitters such as Gamma-Aminobutyric Acid (“GABA”) and glutamate in the brain, which are often unbalanced in individuals with Parkinson’s disease. Further, ErbB4 promotes oxygenation and metabolism of neurons and it is involved in the control of brain inflammation, which may indicate that MIN-301 could reverse the damage caused by Parkinson’s disease.

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

Pre-clinical Development

Results from a non-human primate study showed that treatment with an analog of MIN-301 resulted in improvements in a range of symptoms associated with a Parkinson’s disease model in primates. The results confirmed the beneficial effects of MIN-301 in non-primate preclinical models. We believe these data provide support for advancing MIN-301 into clinical trials for the treatment of Parkinson’s disease in humans. Building upon these data, we are continuing to conduct preclinical studies in preparation for an IND or Investigational Medicinal Product Dossier, or IMPD, filing, with a Phase 1 study expected to commence thereafter.

License Agreements

Roluperidone License Agreement with MTPC

We have entered into a license agreement with MTPC dated as of August 30, 2007, as amended, or the Roluperidone License Agreement. Under the terms of the Roluperidone License Agreement, we acquired an exclusive license to the lead compound known as CYR-101 (subsequently renamed MIN-101 and roluperidone), and other compounds with a similar structure and intended purpose and other data included within the valid claims of certain patents licensed to us under the Roluperidone License Agreement. The license is for world-wide rights other than certain countries in Asia, including China, Japan, India and South Korea. We will pay MTPC a tiered royalty for net sales of product by us or any of our affiliates or sublicensees containing the licensed compound at a range of percentages of the high single digits to the low teens depending on net sales of products under the Roluperidone License Agreement. We were also required to make certain milestone payments upon the achievement of certain development and commercial milestones, potentially up to $57.5 million for roluperidone and up to $59.5 million for additional products.

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

In January 2014, we renegotiated the structure of the license for MIN-117 such that we are required to make certain milestone payments upon the achievement of certain commercial milestones up to $47.5 million. In addition, in the event that we sell the rights to the license, MTPC will be entitled to a percentage of milestone payments in the low teens and a percentage of royalties received by us in the low double digits. This license agreement has a term of the later of 10 years from the launch of the product in each country in our territory, or the expiration of our obligation to pay royalties, upon which we will have a fully paid-up, non-exclusive, perpetual, irrevocable license. Our obligation to pay royalties continues, on a country-by-country basis, until the expiration of the last-to-expire patent that covers MIN-117 in each country in our territory. In April 2015, we amended the diligence milestone obligation under the license agreement for MIN-117 to extend the deadline from April 30, 2015 to June 30, 2015 to begin enrollment in a Phase 2a or Phase 2b study with MIN-117 in patients suffering major mood disorders. As consideration for the two-month extension, we paid MTPC, and recorded an expense for, $80,000 in the year ended December 31, 2015. We met the enrollment milestone obligation in June 2015.

Seltorexant Co-Development and License Agreement with Janssen

On February 13, 2014, we signed a co-development and license agreement (the “Agreement”) with Janssen, which became effective upon completion of our initial public offering and the payment of a $22.0 million license fee. Under the Agreement, Janssen, the licensor, granted us an exclusive license, with the right to sublicense, in the Minerva Territory, under (i) certain patent and patent applications to sell products containing any orexin 2 compound, controlled by the licensor and claimed in a licensor patent right as an active ingredient and (ii) seltorexant for any use in humans. In addition, upon regulatory approval in the Minerva Territory (and earlier if certain default events occur), we will have rights to manufacture seltorexant, also known as JNJ-42847922. We have granted to the licensor an exclusive license, with the right to sublicense, under all patent rights and know-how controlled by us related to seltorexant to sell seltorexant outside the Minerva Territory. In consideration of the licenses granted on July 7, 2014, we made a license fee payment of $22.0 million, which was included as a component of research and development expense in 2014.

The Agreement contains certain provisions, which include our ability to opt-out of the Agreement upon completion of certain milestones. If we elect to participate in the development program through to the potential commercial approval of seltorexant we will pay a quarterly royalty percentage to the licensor in the high single digits on aggregate net sales for seltorexant products sold by us, our affiliates and sublicensees in the Minerva Territory. The licensor will pay a quarterly royalty percentage to us in the high single digits on aggregate net sales for seltorexant products sold by the licensor outside the Minerva Territory.

We account for the Agreement as a joint risk-sharing collaboration in accordance with ASC 808, “Collaborative Arrangements”. Payments between us and the licensor with respect to each party’s share of seltorexant development costs that have been incurred pursuant to the joint development plan are recorded within research and development expenses or general and administrative expenses, as applicable, in the accompanying consolidated statements of operations due to the joint risk-sharing nature of the activities. We have included zero in accrued collaborative expenses as of December 31, 2018 and December 31, 2017, related to the Agreement. In the 12 months ended December 31, 2018 and 2017, we paid zero and $2.5 million, respectively, related to development activities under the Agreement.

On July 6, 2016, we and Janssen agreed that “Decision Point 2” had been reached as defined under the Agreement. As neither party exercised their right to withdraw from the Agreement, we paid Janssen $3.5 million and have incurred direct expenses of $0.3 million related to development activities under the current phase of development. During the 12 months ended December 31, 2018 and 2017, we recorded expenses of zero and $11.2 million, respectively, for certain development activities in accordance with the terms of the Agreement.

In June 2017, we entered into an amendment (“the Amendment”) to the co-development and license agreement with Janssen dated February 13, 2014 (the “Agreement”). The effectiveness of the Amendment was contingent upon approval of its terms by the European Commission and the closing of the acquisition of Actelion Ltd. by affiliates of Janssen. These conditions were subsequently met, and the Amendment became effective on August 29, 2017. Under the Amendment, Janssen has waived its right to royalties on seltorexant insomnia sales in the Minerva Territory. We retain all of our rights to seltorexant, including commercialization of the molecule for the treatment of insomnia and as an adjunctive therapy for MDD, which include an exclusive license in the Minerva Territory, with royalties payable by us to Janssen on seltorexant sales outside of the insomnia indication. Royalties on sales outside of the Minerva Territory are payable by Janssen to us. Janssen made an upfront payment to us of $30 million upon the effectiveness of the Amendment and agreed to make a $20 million payment at the start of a Phase 3 insomnia trial for seltorexant and a $20 million payment when 50% of the patients are enrolled in this trial. Janssen further agreed to waive development payments from us until completion of the Phase 2b development milestone. This milestone is referred to as “Decision Point 4” and is expected to occur in the second half of 2019. The $30 million payment and $11.2 million in previously accrued collaborative expenses, which were forgiven upon the effective date of the Amendment, are earned and recognized as revenue as the services are performed from the commencement of Phase 3 development to the completion of the development activities using the proportional performance method. The $30 million payment along with the $11.2 million in previously accrued collaborative expenses have been included under deferred revenue on our balance sheet at December 31, 2018 and December 31, 2017. In connection with the Amendment, we repurchased all of the approximately 3.9 million shares of our common stock previously owned by Johnson & Johnson Innovation-JJDC Inc. at a per share price of $0.0001, for an aggregate purchase price of approximately $389.

As a result of the Amendment, we assumed strategic control of matters relating to the clinical development of seltorexant for insomnia and have no further financial obligations until after Decision Point 4. After Decision Point 4, both we and Janssen have the right to opt-out of the Agreement.

If we opt-out, we collect a royalty on worldwide sales of seltorexant in the single digits with no further obligations to Janssen. If Janssen opts-out, the Minerva Territory would be expanded to include North America and we would pay Janssen royalties on sales of seltorexant outside of the insomnia indication in the single digits.

If both parties elect to continue past Decision Point 4 into Phase 3, we would be obligated to fund the clinical trials related to insomnia, receive up to $40 million in milestone payments from Janssen, and be responsible for 40% of all costs incurred in the Phase 3 MDD program.

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

Both types of existing therapies have limited ability to improve negative symptoms and cognitive symptoms. In addition, existing therapies have extensive side effects such as weight gain, metabolic syndrome, sedation, nausea, movement disorders, restlessness, insomnia, impairment of cognitive skills, and prolactin increase. Since schizophrenia has a wide range of symptoms, multiple therapeutics are often prescribed in an attempt to address all aspects of the disease, compounding these side effects.

Given the focus of currently approved drug therapies for positive symptoms and their side effect profiles, we believe these therapies are unlikely to be directly competitive with roluperidone, which is intended to target primarily negative symptoms and cognitive impairment. However, new drug therapies in addition to roluperidone are being developed to address the limitations of current therapies. Several new pharmacological approaches have been investigated. One targets a neurotransmitter called glutamate and the other targets a neurotransmitter called nicotine. Glutamate is the most predominant neurotransmitter system in maintaining the brain in an active state and is involved in maintaining accurate vigilance, attention and contributing to some cognitive skills. Nicotine is among the most predominant neurotransmitter system involved in learning and some other cognitive skills. On September 22, 2017, Allergan announced it had received a Refusal to File letter from the FDA regarding their antipsychotic product, Vraylar. The FDA, according to Allergan’s press-release, determined that the supplemental NDA (“sNDA”) for the treatment of negative symptoms was not sufficiently complete to permit a substantive review. Allergan has stated that the company is in the process of planning a meeting with the FDA, to respond to the issues, and to seek clarification of what information will be required.

Specific compounds under late-stage development that include negative symptoms as a target include Acadia Pharmaceuticals’ Pimavanserin, a selective serotonin 5HT2a inverse agonist (“SSIA”) that is approved for the treatment of hallucinations and delusions associated with Parkinson’s disease psychosis. In January 2019, Lundbeck indicated they would begin proof of concept studies for Lu AF11167, which has a treatment for persistent negative symptoms in schizophrenia. Other products in clinical development whose targets include negative symptoms (although not necessarily defined as a primary outcome of their clinical trials) are Roche’s RO6889450, Takeda’s TAK-831, SyneuRx’s NaBen, and Avanir Pharmaceuticals’ AVP-786.

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

Unlike existing therapies, seltorexant, if approved, is expected to inhibit wakefulness-promoting neurotransmitters, rather than activating sleep-promoting neurotransmitters. In August 2014, Merck & Co.’s dual orexin receptor antagonist, suvorexant, was approved by the FDA and is currently marketed under the name Belsomra®. We believe that Belsomra may be the only new insomnia pharmaceutical product to launch significantly in advance of seltorexant’s launch. If approved, we believe seltorexant, which is a single orexin receptor antagonist that targets orexin 2 pathways only and has a different pharmacokinetic profile from Belsomra, may have equal or superior efficacy, less residual sedation and impaired daytime functioning, and superior preservation of appropriate levels of rapid eye movement sleep as compared to Belsomra.

MIN-301: Competition in the Pharmaceutical Market for the Treatment of Parkinson’s Disease

Current treatments for Parkinson’s disease are intended to improve the symptoms of patients. The cornerstone of Parkinson’s therapy is levodopa, as it is the most effective therapy for reducing symptoms of Parkinson’s disease. However, levodopa may cause unpleasant systemic side effects, such as dyskinesias, and is often used with dopaminergics to manage these side effects. While initially effective, symptoms become increasingly difficult to control over time, and patients experience a pattern of motor complications that include motor fluctuations, dyskinesias, off-period dystonia, freezing and falls. Accordingly, there are advantages to deferring their use to later stages of the disease, or using them with other therapies to reduce the side effects of motor fluctuations and dyskinesia that 50% of levodopa patients experience.

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

Roluperidone

Compound

Under our agreement with MTPC, we have an exclusive license to U.S. Patent No. 7,166,617, which claims the roluperidone compound, as well as to corresponding patents in the following countries: Australia, Canada, Europe (Albania, Austria, Belgium, Republic of Cyprus, Denmark, Finland, France, Germany, Greece, Ireland, Italy, Latvia, Liechtenstein, Lithuania, Luxembourg, Macedonia, Monaco, Netherlands, Portugal, Romania, Slovenia, Spain, Sweden, Switzerland, Turkey, and United Kingdom), Israel, New Zealand, and Russia. The U.S. patent is scheduled to expire no earlier than May 17, 2021, and a patent term extension of up to 5 years may be available. The foreign patents are scheduled to expire no earlier than February 26, 2021.

Pharmaceutical Compositions

We own two granted U.S. patents and pending applications in the U.S., Australia, Brazil, Canada, Chile, Colombia, Eurasia, Europe, Israel, Mexico, New Zealand, Peru, Ukraine, and South Africa, which claim modified-release formulations of roluperidone. The granted U.S. patents, as well as any other U.S. or foreign patents that may grant from these applications, will expire no earlier than November 30, 2035.

In 2018, we filed a U.S. and PCT applications which claim gastro-resistant, controlled release dosage formulations of roluperidone.  The terms of any future granted patents in this patent family would expire no earlier than June 21, 2038.

Methods of Use

We own two granted patents in Russia, single patents in the U.S. and Europe (Austria, Belgium, Denmark, Finland, France, Germany, Greece, Ireland, Italy, Luxembourg, Netherlands, Norway, Poland, Portugal, Spain, Sweden, Switzerland, Turkey, and United Kingdom), and several pending applications in two patent families that are directed to methods of use of roluperidone to treat negative and other symptoms of schizophrenia, sleep disorders, depression, and other sigma-2 disorders or conditions. Applications from these families are also currently pending in the United States, Brazil, Canada, Europe, and Russia. The term of the granted U.S. patent is scheduled to expire on January 17, 2033.  The foreign patents, as well as any future patents granting in these families, are scheduled to expire no earlier than July 20, 2031.

We also own U.S. and EP patent applications directed to the use of roluperidone to treat negative symptoms in non-schizophrenic patients. Any patents granting from these applications would expire no earlier than May 23, 2037.

MIN-117

Compound

Under our agreement with MTPC, we have an exclusive license to U.S. Patent No. 6,720,320, which claims the MIN-117 compound, as well as to corresponding patents in Canada and Europe (Germany, France, Italy, Netherlands, Spain and United Kingdom). The U.S. patent expires no earlier than August 13, 2020, and a patent term extension of up to 5 years may be available. The foreign patents are scheduled to expire no earlier than May 22, 2020.

Pharmaceutical Compositions and Methods of Use

We own a granted patent in Australia and several pending applications directed to compositions comprising a low dose of MIN-117 and their use for treating depression, sleep disorders, and improving cognitive impairment in patients with depression. Applications in this family are also pending in the United States, Europe, Australia, Brazil, Canada, Chile, Colombia, Israel, Mexico, New Zealand, Peru, Russia, and South Africa. Patents that grant from these applications will expire no earlier than January 24, 2034. A patent term extension of up to five years may be available in the United States.

We also own U.S. and EP patent applications directed to the use of MIN-117 to treat anxiety disorders. Any patents granting from these applications would expire no earlier than May 23, 2037.

In 2018, we filed a provisional application in the U.S. directed to methods of treating pain comprising the administration of MIN-117.

Seltorexant

Compound

Under our agreement with Janssen, we are an exclusive licensee of European Patent EP2491038, which claims the seltorexant compound and was validated in 39 European countries. The terms of these patents will expire no earlier than October 21, 2030.

Methods of Use

We also have rights to a PCT application filed in 2017, which is directed to the use of seltorexant to treat depression.  National phase applications based upon this PCT application were filed in 2018, and the terms of any patents issuing from these applications will expire no earlier than March 9, 2037.

MIN-301

We own a patent family that is directed to the use of MIN-301 for treating neurologic and psychiatric diseases, including Parkinson’s disease. This patent family includes patents granted in Australia, Canada, Europe (Austria, Belgium, Denmark, France, Germany, Greece, Ireland, Italy, Netherlands, Norway, Portugal, Spain, Sweden, Switzerland, Turkey and United Kingdom), Japan, Mexico and Russia. Applications are pending in the United States, China, and Hong Kong. The terms of any existing and future granted patents in this family will expire no earlier than November 17, 2028. A patent term extension of up to five years may be available in the United States.

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

Commercialization

We began to expand our internal capabilities related to commercial planning, strategic product development and product marketing in late 2017. Except for most of Asia, we have global commercialization rights for two of our product candidates, roluperidone and MIN-117, and European Union commercialization rights for seltorexant. We have worldwide rights for MIN-301. We believe that it will be possible for us to access European and, in the case of roluperidone, MIN-117 and MIN-301, other priority markets including the United States, Asia, and Latin America, through a focused, specialized sales force where the population dynamics would prove efficient. We may enter into sales, distribution or other marketing arrangements with third parties for priority markets or limited to certain territories for any of our drug candidates that obtain marketing approval.

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

Clinical trials to support NDAs for marketing approval are typically conducted in three sequential phases, but the phases may overlap. In Phase 1, the initial introduction of the drug into healthy human subjects or subjects with the target disease or condition, the drug is tested to assess safety, metabolism, pharmacokinetics, pharmacological actions, side effects associated with increasing doses and, if possible, early evidence of effectiveness. Phase 2 usually involves trials in a limited subject population with the target disease or condition to evaluate the effectiveness of the drug for a particular indication or indications, dosage tolerance and optimum dosage, and identify possible adverse effects and safety risks. If a compound demonstrates evidence of effectiveness and an acceptable safety profile in Phase 2 evaluations, generally two adequate and well-controlled Phase 3 trials are undertaken to obtain additional information about clinical efficacy and safety in a larger number of subjects, typically at geographically dispersed clinical trial sites, to establish the overall benefit-risk relationship of the drug and to provide adequate information for the labeling of the drug. In some cases, the FDA may condition approval on the sponsor’s agreement to conduct additional clinical trials to further assess the drug’s safety and effectiveness after approval. Such post-approval trials are typically referred to as Phase 4 trials. Progress reports detailing the results of the clinical trials must be submitted at least annually to the FDA and more frequently if serious adverse events occur. Information about certain clinical trials, including a description of the study and study results must also be submitted within specific timeframes to the National Institutes of Health, or NIH, for public dissemination on their clinicaltrials.gov website.

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

All new European marketing authorization applications must include a risk management plan, or RMP, describing the risk management system that the company will put in place and documenting measures to prevent or minimize the risks associated with the product. The regulatory authorities may also impose specific obligations as a condition of the marketing authorization. Such risk-minimization measures or post-authorization obligations may include additional safety monitoring, more frequent submission of PSURs, or the conduct of additional clinical trials or post-authorization safety studies. RMPs and PSURs are routinely available to third parties requesting access, subject to limited redactions. All advertising and promotional activities for the product must be consistent with the approved summary of product characteristics, and therefore all off-label promotion is prohibited. Direct-to-

consumer advertising of prescription medicines is also prohibited in the European Union. Although general requirements for advertising and promotion of medicinal products are established under EU directives, the details are governed by regulations in each EU Member State and can differ from one country to another.

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

We may also be subject to state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by the Health Insurance and Portability and Accountability Act (“HIPAA”), thus complicating compliance efforts. In addition, we may be subject to reporting requirements under state transparency laws, as well as state laws that require pharmaceutical companies to comply with the industry’s voluntary compliance guidelines and the applicable compliance guidance promulgated by the federal government that otherwise restricts certain payments that may be made to healthcare providers and entities.

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

In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives, including the Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively, the ACA, which substantially changed healthcare financing and delivery by both governmental and private insurers, and significantly impacted the pharmaceutical industry. The ACA contains provisions that may potentially reduce the profitability of products, including, for example, increased rebates for products sold to Medicaid programs, extension of Medicaid rebates to Medicaid managed care plans, mandatory discounts for certain Medicare Part D beneficiaries and annual fees based on pharmaceutical companies’ share of sales to federal health care programs. There have been judicial and congressional challenges to the ACA, as well as efforts by the Trump administration to repeal or replace certain aspects of the ACA. Since January 2017, President Trump has signed two Executive Orders designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. While Congress has not passed comprehensive repeal legislation, two bills affecting the implementation of certain taxes under the ACA have been signed into law, including the repeal, effective January 1, 2019, of the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate” and delays in the implementation of the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on imposed on certain non-exempt medical devices. Further, the Bipartisan Budget Act of 2018, or the BBA, among other things, amends the ACA, effective January 1, 2019, to increase from 50% to 70% the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and to close the coverage gap in most Medicare drug plans, commonly referred to as the ‘‘donut hole.’’ More recently, in July 2018, CMS published a final rule permitting further collections and payments to and from certain ACA qualified health plans and health insurance issuers under the ACA adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. Congress could still consider other legislation to repeal or repeal and replace all or portions of the ACA. Additionally, on December 14, 2018, a Texas U.S. District Court Judge ruled that the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Act.  While the Texas U.S. District Court Judge, as well as the Trump administration and CMS, have stated that the ruling will have no immediate effect pending appeal of the decision, it is unclear how this decision, subsequent appeals, and other efforts to repeal and replace the ACA will impact the ACA. We expect that healthcare reform measures that may be adopted in the future may result in more rigorous coverage criteria and lower reimbursement, and in additional downward pressure on the price that may be charged for any of our product candidates, if approved.

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

Brexit and the Regulatory Framework in the United Kingdom

On June 23, 2016, the electorate in the United Kingdom voted in favor of leaving the European Union, commonly referred to as “Brexit”. Thereafter, on March 29, 2017, the country formally notified the European Union of its intention to withdraw pursuant to Article 50 of the Lisbon Treaty. The withdrawal of the United Kingdom from the European Union is expected to take effect either on the effective date of the withdrawal agreement to be negotiated by the parties or, in the absence of agreement, two years after the United Kingdom provided the notice of withdrawal pursuant to the Treaty on European Union, or on March 29, 2019. Since the regulatory framework for pharmaceutical products in the United Kingdom covering quality, safety and efficacy of pharmaceutical products, clinical trials, marketing authorization, commercial sales and distribution of pharmaceutical products is derived from European Union directives and regulations, immediately following Brexit, it is expected that the United Kingdom’s regulatory regime will remain aligned to European regulations. It remains to be seen how, if at all, Brexit will impact regulatory requirements for product candidates and products in the United Kingdom. In the longer term, Brexit could materially impact the future regulatory regime which applies to products and the approval of product candidates in the United Kingdom.

Employees

As of December 31, 2018, we had 13 full-time employees. In addition, we are or have engaged with a number of consultants and companies, including Pharma Partnering in Research & Strategy SAS, or PPRS, that provide expertise in the key functions involved with the development of our products. None of our employees is subject to a collective bargaining agreement and we consider our relationship with our employees to be good.

Available Information

We file reports with the Securities and Exchange Commission (“SEC”), including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K any other filings required by the SEC. We make available on our website (www.minervaneurosciences.com) our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. These materials are available free of charge on or through our website via the Investor Relations page at www.minervaneurosciences.com. References to our website address in this report are intended to be inactive textual references only, and none of the information contained on our website is part of this report or incorporated in this report by reference.

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

We are not profitable and have incurred losses in each period since our inception in 2007. For the year ended December 31, 2018, and 2017, we reported net losses of $50.2 million and $31.5 million, respectively. As of December 31, 2018, we had an accumulated deficit of $214.6 million.

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

Our operations and the historic operations of Sonkei and Mind-NRG have consumed substantial amounts of cash since inception. We expect our research and development expenses to increase substantially in connection with our ongoing activities to develop and commercialize products.

As of December 31, 2018, we had cash, cash equivalents, restricted cash, and marketable securities of $88.1 million. We believe that our existing cash, cash equivalents, restricted cash, and marketable securities will be sufficient to meet our cash commitments for at least the next 12 months after the date that the year-end condensed financial statements are issued. The process of drug development can be costly and the timing and outcomes of clinical trials is uncertain. The assumptions upon which we have based our estimates are routinely evaluated and may be subject to change. The actual amount of our expenditures will vary depending upon a number of factors including but not limited to the design, timing and duration of future clinical trials, the progress of our research and development programs, the infrastructure to support a commercial enterprise, the cost of a commercial product launch, and the level of financial resources available.

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

As of December 31, 2018, we had approximately $53.9 million of Federal NOL carryforwards. These Federal NOL carryforwards will begin to expire at various dates beginning in 2027, if not utilized. Under the newly enacted Federal income tax law, Federal NOLs incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such Federal NOLs is limited. We plan to use our operating losses to offset any potential future taxable income generated from operations or collaborations. To the extent we generate taxable income, we plan to use our existing NOL carryforwards and future losses to offset income that would otherwise be taxable. If substantial changes in ownership have occurred, there could be annual limitations on the amount of carryforwards that can be realized in future periods. We have not performed a detailed analysis to determine whether an ownership change occurred upon consummation of the merger between us and Sonkei, upon the acquisition of Mind-NRG or our initial public offering, the concurrent private placements or our subsequent public offerings. However, as a result of these transactions, it is likely that an ownership change has occurred. Therefore, it is likely that some or all of our existing NOL carryforwards would be limited by the provisions of Section 382 of the Code. Further, state NOL carryforwards may be similarly limited. We had approximately $48.3 million of state net operating carryforwards at December 31, 2018. It is also possible that future changes in ownership, including as a result of subsequent sales of securities by us or our stockholders, could similarly limit our ability to utilize NOL carryforwards. It is possible that all of our existing NOL carryforwards have been or will be disallowed. Any such disallowances may result in greater tax liabilities than we would incur in the absence of such a limitation and any increased liabilities could adversely affect our business, results of operations, financial condition and cash flow.

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

If, following submission, our application is not accepted for substantive review or approval, the EMA, FDA or other comparable foreign regulatory authorities may require that we conduct additional clinical or pre-clinical trials, provide additional data, manufacture additional validation batches or develop additional analytical tests methods before they will reconsider our application. If the EMA, FDA or other comparable foreign regulatory authorities requires additional studies or data, we would incur increased costs and delays in the marketing approval process, which may require us to expend more resources than we have available. In addition, the EMA, FDA or other comparable foreign regulatory authorities may not consider any additional required trials, data or information that we perform or provide to be sufficient, or we may decide, or be required, to abandon the program.

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

Before obtaining regulatory approvals for the commercial sale of our product candidates, we must demonstrate through lengthy, complex and expensive pre-clinical testing and clinical trials that our product candidates are both safe and effective for use in each target indication, and failures can occur at any stage of testing. Clinical trials often fail to demonstrate safety and statistically significant efficacy of the product candidate studied for the target indication in later stages of clinical development. For example, although we believe our Phase 2b trial with roluperidone met its primary endpoint as we observed the statistically significant benefit of roluperidone over placebo in improving negative symptoms in patients with schizophrenia, we must conduct a Phase 3 trial with roluperidone, which may fail to demonstrate safety and efficacy. Our Phase 2a trial with MIN-117, while we observed a reduction in depressive symptoms, was designed to detect a signal of efficacy and not to demonstrate statistically significant differences between MIN-117 and placebo. Further clinical trials with MIN-117 will need to be statistically powered to demonstrate such differences. Regulatory authorities may find that our studies do not support, in combination with other studies, approval of our product candidates for the target indication. In addition, our product candidates may be associated with undesirable side effects or have characteristics that are unexpected, which may result in abandoning their development or regulatory authorities restricting or denying marketing approval. For instance, prior clinical studies indicated that roluperidone and MIN-117 may cause adverse events, including, but not limited to, dizziness, vital sign changes, central nervous system events, cardiac events, including prolongation of the QT/QTc interval, and gastrointestinal events. Most product candidates that commence clinical trials are never approved by the applicable regulatory authorities.

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

Even if we obtain regulatory approval for a product candidate, product candidates may be approved for fewer or more limited indications, including more limited subject populations, than we request, and regulatory authorities may require that contraindications, warnings, or precautions be included in the product labeling, including a black box warning, may grant approval contingent on the performance of costly post-marketing clinical trials or other post-market requirements, such as REMS, may require post-marketing surveillance, or may approve a product candidate with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that product candidate. For instance, in 2007, the FDA requested that makers of all antidepressant medications update existing black box warnings about increased risk of suicidal thoughts and behavior in young adults, ages 18 to 24, during initial treatment. If approved for marketing, our drugs may be required to carry warnings similar to this and other class-wide warnings.

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

Our product candidates are intended for the treatment of schizophrenia, insomnia, MDD, and Parkinson’s disease. Our projections of both the number of people who have these disorders or diseases, as well as the subsets of people who have the potential to benefit from treatment with our product candidates and who will pursue such treatment, are based on our beliefs and estimates that may prove to be inaccurate. For instance, with respect to schizophrenia and MDD, our estimates are based on the number of patients that suffer from schizophrenia and MDD, but these disorders are difficult to accurately diagnose and high rates of patients may not seek or continue treatment. Our estimates and beliefs are also based on the potential market of other drugs in development for schizophrenia and MDD, which may prove to be inaccurate and our advantages over such drugs may not be, or may not be perceived to be, as significant as we believe they are. If our estimates prove to be inaccurate, even if our products are approved, we may not be able to successfully commercialize them. In addition, the cause and pathophysiology of schizophrenia and MDD are not fully understood, and additional scientific understanding and future drug or non-drug therapies may make our product candidates obsolete.

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

We currently have a limited marketing or sales organization for the marketing, sales and distribution of pharmaceutical products. In order to commercialize any product candidates, we must build our marketing, sales, distribution, managerial and other non-technical capabilities or make arrangements with third parties to perform these services. We may not be successful in doing so on commercially reasonable terms or at all.

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

Government authorities and other third-party payors are developing increasingly sophisticated methods of controlling healthcare costs, such as by limiting coverage and the amount of reimbursement for particular medications. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices as a condition of coverage, are using restrictive formularies and preferred drug lists to leverage greater discounts in competitive classes, and are challenging the prices charged for medical products. In addition, in the United States, federal programs impose penalties on drug manufacturers in the form of mandatory additional rebates and/or discounts if commercial prices increase at a rate greater than the Consumer Price Index-Urban, and these rebates and/or discounts, which can be substantial, may impact our ability to raise commercial prices. Further, in the United States there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under government payor programs, and review the relationship between pricing and manufacturer patient programs. While some of the proposed measures will require authorization through additional legislation to become effective, U.S. Congress and the Trump administration have indicated that they will continue to seek new legislative and/or administrative measures to control drug costs. We expect that additional U.S. federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that the U.S. federal government will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.

Additionally, no uniform policy requirement for coverage and reimbursement for drug products exists among third-party payors in the United States. Therefore, coverage and reimbursement for drug products can differ significantly from payor to payor. As a result, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of our products to each payor separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance.

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

For example, in March 2010, President Obama signed into law the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or, collectively, the ACA, a law intended to, among other things, broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against healthcare fraud and abuse, add new transparency requirements for healthcare and health insurance industries, impose new taxes and fees on pharmaceutical and medical device manufacturers and impose additional health policy reforms. Since the ACA’s enactment, there have been judicial and Congressional challenges to certain aspects of the ACA, and we expect there will be additional challenges and amendments to the ACA in the future. For example, the Tax Cuts and Jobs Act of 2017, or the Tax Act, was enacted, which includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. Since the enactment of the Tax Act, there have been additional amendments to certain provisions of the ACA, and we expect the current Trump administration and Congress will likely continue to seek to modify, repeal or otherwise invalidate the entirety, or certain provisions of the ACA. Additionally, on December 14, 2018, a Texas U.S. District Court Judge ruled that the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Act.  While the Texas U.S. District Court Judge, as well as the Trump administration and CMS, have stated that the ruling will have no immediate effect pending appeal of the decision, it is unclear how this decision, subsequent appeals, and other efforts to repeal and replace the ACA will impact the ACA and our business.

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

Because we plan to continue to conduct our clinical trials in Europe, we are exposed to currency fluctuations and exchange rate risks. The costs of our CROs may be incurred in Euros and we may pay them in Euros, however, we expect to keep the substantial portion of our cash, cash equivalents, marketable securities and private placement transactions, in United States Dollars. Therefore, fluctuations in foreign currencies, especially the Euro, could significantly impact our costs of conducting clinical trials. In addition, we may have to seek additional funding earlier than expected, which may not be available on acceptable terms or at all. Changes in the applicable currency exchange rates might negatively affect the profitability and business prospects of the third parties conducting our future clinical trials. This might cause such third parties to demand higher fees or discontinue their operations. These situations could in turn increase our costs or delays our clinical development, which could have a material adverse effect on our business, financial condition and results of operations.

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

As of December 31, 2018, we had 13 full-time employees. As our development and commercialization plans and strategies develop, we expect to need additional managerial, operational, sales, marketing, financial and other resources. Future growth would impose significant added responsibilities on members of management, including:

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

On January 16, 2015, we entered into a Loan and Security Agreement with Oxford Finance LLC and Silicon Valley Bank, providing for term loans to us in an aggregate principal amount of up to $15 million (the “Term Loans”), in two tranches of $10 million and $5 million, respectively. We borrowed the first tranche in January 2015. In June 2016, we irrevocably elected not to borrow the additional $5 million available under the Term Loans. Borrowings under this loan and security agreement are secured by substantially all of our assets, excluding certain intellectual property rights. The loan and security agreement restricts our ability, among other things, to:

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

The Term Loans matured on August 1, 2018 and we made a final repayment in the amount of $510 thousand on such date.

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

Prior to November 2013, we operated without full-time employees, relying on the services of consultants, including representatives of our former affiliate, Care Capital LLC, to provide certain accounting and finance functions. We have since hired personnel and continue to develop our disclosure control procedures; however, if we are unsuccessful in building an appropriate infrastructure, or unable to develop procedures and controls to ensure timely and accurate reporting, we may be unable to meet our disclosure requirements under the Exchange Act, which could adversely affect the market price of our common stock and impair our access to the capital markets.

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
•

State law equivalents of each of the above federal laws, such as anti-kickback, false claims, consumer protection and unfair competition laws which may apply to our business practices, including but not limited to our research, distribution, sales and marketing arrangements and our practices for submitting claims involving healthcare items or services reimbursed by any third-party payors, including commercial insurers. State laws may also (1) require that pharmaceutical companies comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government that otherwise restrict the payments that may be made to healthcare providers, (2) require that drug manufacturers file reports with states regarding marketing information, such as the tracking and reporting of gifts, compensations and other remuneration and items of value provided to healthcare professionals and entities (compliance with such requirements may require investment in infrastructure to ensure that tracking is performed properly, and some of these laws result in the public disclosure of various types of payments and relationships, which could potentially have a negative effect on a pharmaceutical company’s business and/or increase enforcement scrutiny of its activities), (3) require the reporting of information related to drug pricing, ,and (4) govern the privacy and security of health information in certain circumstances. State laws are not uniform, may differ from each other in significant ways and may be applied with differing effects.

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

In October 2015, the Court of Justice of the European Union (CJEU) invalidated the EU-U.S. Safe Harbor Framework, which had established a means for legitimating the transfer of personal data, as the term is used in the context of the EU Data Protection Directive, to the U.S. and required U.S.-based companies that have certified with the Department of Commerce as part of the Safe Harbor Framework to provide assurance that they are adhering to relevant European standards for data protection. As Minerva is not Safe Harbor certified, the CJEU’s ruling invalidating the Safe Harbor has no direct effect on Minerva’s own compliance with EU data protection laws; however, in light of the CJEU’s recent decision, we are reviewing the practices of third party service providers with whom we work, which include the transfer of personal data between the European Economic Area (“EEA”) and the U.S. to ensure that all data transfers to us comply with EU data protection laws. In February 2016, the EU Commission announced that it had reached agreement with the U.S. replacement regime to the Safe Harbor Framework. We require our EEA-based services providers, and U.S.-based service providers undertaking clinical trials on our behalf in the EEA, to confirm that all of the personal data which we receive from them is legitimately transferred to us. In many cases we believe that patients and subjects consent to the transfer of their data in a manner which satisfies the requirements of EU data protection law. Where appropriate and pending the ratification of the replacement regime, we may require third party service providers to adopt an alternative means of legitimizing data transfers from the EEA, such as the Standard Contractual Clauses which have been approved by the EU Commission as a means of transferring data to the U.S. These confirmations and, if necessary, additional actions may involve substantial time and expense to both Minerva and its third party service providers, and could divert management’s attention and resources from other aspects of our business. If data transfers to the U.S. are not legitimized, the EU data protection authorities can impose a number of different sanctions, including fines and, ultimately, a prohibition on transfers, any of which could harm our business, financial condition and operating results.

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

Our co-development and license agreement with Janssen provides us with European Union commercialization rights for seltorexant and the right to royalties on any sales of seltorexant outside of the European Union. We have assumed strategic control for matters related to the clinical development of seltorexant in insomnia and all financial responsibility for Phase 3 development costs for seltorexant in this indication and will only realize revenues from seltorexant if it is approved and if our license agreement with Janssen is not terminated by Janssen. Janssen may terminate our license agreement following a material breach by us or certain insolvency events, including if we are unable to fund our portion of the development costs. As a result, we may never realize any revenues from the commercialization of seltorexant, even if approved. In addition, at certain development milestones, including the completion of a single dose Phase 1 clinical trial of seltorexant in patients with MDD, Janssen has the right to opt out of its obligation to fund further development, and we may be unable to fund such development without Janssen’s financial support.

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

To our knowledge, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially own approximately 47% of our voting stock as of December 31, 2018. Accordingly, these stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. The interests of this group of stockholders may not always coincide with the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.

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

Our management will continue to have broad discretion over the use of the proceeds we received in our public offerings, private placements, warrant exercises and loans and might not apply the proceeds in ways that increase the value of your investment.

Our management will continue to have broad discretion to use the net proceeds from our public offerings, private placements warrant exercises and loans and you will be relying on the judgment of our management regarding the application of these proceeds. Our management might not apply our net proceeds in ways that ultimately increase the value of your investment. Because of the number and variability of factors that will determine our use of the remaining net proceeds from our initial public offering, follow-on public offering and other financing transactions, their ultimate use may vary substantially from their currently intended use. If we do not invest or apply the net proceeds from our public offerings, private placements, warrant exercises and loans in ways that enhance stockholder value, we may fail to achieve the expected financial results, which could cause our stock price to decline.

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

Pursuant to our Amended and Restated 2013 Equity Incentive Plan, our management is authorized to grant up to 9,031,333 stock options or awards to our employees, directors and consultants, and the number of shares of our common stock reserved for future issuance under the plan will be subject to automatic annual increases in accordance with the terms of the plan. To the extent that new options are granted and exercised or we issue additional shares of common stock in the future, our stockholders may experience additional dilution, which could cause our stock price to fall.

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

Our principal executive offices are located at 1601 Trapelo Road, Suite 286, Waltham, Massachusetts 02451. We lease this facility, which consists of approximately 5,923 square feet of office space, and the term of our Sublease expires on July 27, 2021. We believe that our existing facility is sufficient for our current needs for the foreseeable future.

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

At March 7, 2019, there were approximately 140 holders of record of our common stock. We believe that the number of beneficial owners of our common stock at that date was substantially greater.

Our equity plan information required by this Item is incorporated by reference to the information in Part III, Item 12 of this Annual Report on Form 10-K.

Recent Sales of Unregistered Securities

During the year ended December 31, 2018, we did not issue or sell any unregistered securities not previously disclosed in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

Issuer Purchases of Equity Securities

We did not repurchase any securities during the quarter ended December 31, 2018.

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

Financial Overview

Revenue

None of our product candidates have been approved for commercialization and we have not received any revenue in connection with the sale or license of our product candidates. As a result of the Amendment to our Co-Development and License Agreement with Janssen, we have Deferred Revenue that will be recognized in future periods, the timing of which is subject to certain future events that will be evaluated in conjunction with the relevant revenue recognition pronouncements.

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

The historic direct costs relating to each of our product candidates are summarized as follows (in thousands):

	Year Ended December 31,
	2018 (1)	2017 (1)
Roluperidone	$25,071	$12,177
MIN-117	7,081	4,182
Seltorexant(2)	—	11,176
MIN-301	480	755
Total	$32,632	$28,290

(1)	The expense for the years ended December 31, 2018 and 2017 excludes non cash stock-based compensation expense of $2.257 million and $1.966 million, respectively.
(2)

The $11.2 million represents accrued and unpaid expenses incurred during 2017 under the collaboration agreement with Janssen. These accrued expenses were forgiven upon the effective date of the Amendment to the Co-Development and License Agreement with Janssen, have no cash impact on us and have been included under Deferred Revenue on our balance sheet at December 31, 2018 and 2017.

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

Foreign Exchange (Losses) Gains

Foreign exchange (losses) gains are comprised primarily of losses and gains of foreign currency transactions related to clinical trial expenses denominated in Euros. Since our current clinical trials are conducted in Europe, we incur certain expenses in Euros and record these expenses in United States Dollars at the time the liability is incurred. Changes in the applicable foreign currency rate between the date an expense is recorded and the payment date is recorded as a foreign currency loss or gain. We expect to continue to incur future expenses denominated in Euros as certain of our planned clinical trials are expected to be conducted in Europe.

Investment Income

Investment income consists of income earned on our cash equivalents and marketable securities.

Interest Expense

Interest expense consists of interest incurred under our current outstanding loan with Oxford Finance LLC, or Oxford, and Silicon Valley Bank, or SVB.

During the years ended December 31, 2018 and 2017, interest expense was related primarily to our loan with Oxford and SVB.

Net Operating Losses and Tax Carryforwards

As of December 31, 2018, we had approximately $53.9 million of federal net operating loss carryforwards. These federal net operating loss carryforwards will begin to expire at various dates beginning in 2027, if not utilized. As of December 31, 2018, we had approximately $48.3 million of state net operating loss carryforwards. During the year ended December 31, 2018, no state operating loss carryforwards had expired.

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

This legislative change regarding the carryforward period of net operating losses impacts our indefinite lived deferred tax liabilities related to our in-process research and development, or IPR&D intangibles. Prior to the change in tax law, our net operating losses could not be used to offset deferred tax liabilities resulting from taxable temporary differences with an indefinite life. After the legislative change, federal net operating loss incurred after December 31, 2017 will have an indefinite life. As a result, our deductible temporary differences will reverse and create unlimited lived deferred tax assets which may be available to offset indefinite lived deferred tax liabilities. Accordingly, we have recognized a tax benefit for the period ending December 31, 2017 to reflect this reversal pattern.

The Internal Revenue Code, or IRC, limits the amounts of net operating loss carryforwards that a company may use in any one year in the event of certain cumulative changes in ownership over a three‑year period as described in Section 382 of the IRC. We have not performed a detailed analysis to determine whether an ownership change occurred upon consummation of the merger between us and Sonkei or the acquisition of Mind‑NRG. However, as a result of these transactions, our initial public offering and the shares issued to Johnson & Johnson Innovation-JJDC Inc. and shareholders of Mind‑NRG as part of the private placements consummated concurrently with our initial public offering, it is likely that an ownership change would occur or has occurred. Such an ownership change could also be triggered by subsequent sales of securities by us or our stockholders. Such a change in ownership would limit the utilization of our net operating losses. As a result, we may not be able to take full advantage of these tax carryforwards for federal tax purposes.

Results of Operations

Comparison of the Years Ended December 31, 2018 and December 31, 2017 (in thousands):

	Year ended December 31,
	2018	2017
Expenses
Research and development	$34,889	$30,256
General and administrative	16,841	10,914
Total expenses	51,730	41,170
Loss from operations	(51,730)	(41,170)

Foreign exchange losses	(5)	(57)
Investment income	1,674	942
Interest expense	(110)	(614)
Loss before income taxes	(50,171)	(40,899)
Benefit for income taxes	—	(9,376)
Net loss	$(50,171)	$(31,523)

Research and Development Expenses

Total Research and development expenses were $34.9 million for the year ended December 31, 2018 compared to $30.3 million for the same period in 2017, an increase of $4.6 million. The increase in research and development expenses primarily reflects higher development expenses for the Phase 3 clinical trial of roluperidone and the Phase 2b clinical trial of MIN-117. These amounts were partially offset by lower development expenses for the seltorexant program due to the Amendment to our Co-Development and License Agreement with Janssen.

General and Administrative Expenses

Total general and administrative expenses were $16.8 million for the year ended December 31, 2018 compared to $10.9 million for the same period in 2017, an increase of approximately $5.9 million. This increase in general and administrative expenses was primarily due to an increase in non-cash stock-based compensation expenses and salary costs from increased staffing to support our pre-commercial activities.

Foreign Exchange Losses

Foreign exchange losses were $5 thousand for the year ended December 31, 2018 compared to a loss of $57 thousand for the same period in 2017, a decreased loss of $52 thousand. The loss was primarily due to clinical activities denominated in Euros.

Investment Income

Investment income was $1.7 million for the year ended December 31, 2018 compared to $0.9 million for the same period in 2017, an increase of $0.8 million. The increase was due to investment income on cash equivalents and marketable securities.

Interest Expense

Interest expense was $0.1 million for the year ended December 31, 2018 compared to $0.6 million for the same period in 2017, a decrease of $0.5 million. The decrease was primarily due to repayment of principal in 2018.

Benefit for Income Taxes

Benefit for income taxes was zero and $9.4 million for the years ended December 31, 2018 and 2017, respectively. On December 22, 2017, the United States enacted tax reform legislation commonly known as the Tax Cuts and Jobs Act (the “Act”), resulting in significant modifications to existing law. In the year ended December 31, 2017, these tax reforms resulted in a benefit of $9.4 million related to future implications of indefinite lived deferred tax positions.

Liquidity and Capital Resources

Sources of Liquidity

We have incurred losses and cumulative negative cash flows from operations since our inception in April 2007 and, as of December 31, 2018, we had an accumulated deficit of approximately $214.6 million. We anticipate that we will continue to incur net losses for the foreseeable future as we continue the development and potential commercialization of our product candidates and to support our operations as a public company. At December 31, 2018, we had approximately $88.1 million in cash, cash equivalents, restricted cash, and marketable securities. We believe that our existing cash, cash equivalents, restricted cash, and marketable securities will be sufficient to meet our cash commitments for at least the next 12 months after the date that the financial statements are issued. The process of drug development can be costly and the timing and outcomes of clinical trials is uncertain. The assumptions upon which we have based our estimates are routinely evaluated and may be subject to change. The actual amount of our expenditures will vary depending upon a number of factors including but not limited to the design, timing and duration of future clinical trials, the progress of our research and development programs and the level of financial resources available. We have the ability to adjust our operating plan spending levels based on the timing of future clinical trials which will be predicated upon adequate funding to complete the trials.

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

Under our $10.0 million Term A Loan (see Note 5), we have made principal repayments of approximately $10.0 million and made a final repayment of all outstanding borrowings on August 1, 2018.

Cash Flows

The tables below set forth our significant sources and uses of cash for the periods set forth below.

	Year ended
	December 31,
	2018	2017
	(dollars in millions)
Net cash (used in) provided by:
Operating activities	$(41.9)	$3.1
Investing activities	69.5	(107.2)
Financing activities	(3.3)	47.2
Net increase (decrease) in cash	$24.3	$(56.9)

Net Cash (Used in) Provided by Operating Activities

Net cash used in operating activities of approximately $41.9 million during the year ended December 31, 2018 was primarily due to our net loss of $50.2 million, an increase in prepaid expenses of $0.6 million and amortization of investments of $0.1 million, partially offset by stock-based compensation expense of $8.2 million, an increase in accounts payable of $0.4 million and an increase in accrued expenses $0.4 million.

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

Net Cash Provided by (Used in) Investing Activities

Net cash provided by investing activities of approximately $69.5 million during the year ended December 31, 2018 was primarily due to the maturity and redemption of marketable securities of $110.2 million, partially offset by the purchase of marketable securities of $40.7 million.

Net cash used in investing activities of approximately $107.2 million during the year ended December 31, 2017 was primarily due to the purchase of marketable securities of $134.5 million and the purchase of equipment of $0.1 million, partially offset by the maturity and redemption of marketable securities of $27.4 million.

Net Cash (Used In) Provided by Financing Activities

Net cash used in financing activities of $3.4 million during the year ended December 31, 2018 was due to principal repayments and payment of an end of term fee under the Term A Loans of $4.0 million, partially offset by the proceeds from the exercise of common stock options of $0.6 million.

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

The most critical assumptions used in the Black Scholes option-pricing model are the expected life of options and the expected volatility. The expected life of options granted to employees is estimated using the “simplified” method as defined by the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107, Share-Based Payment. The expected life of options granted to non-employees is the contractual term of the option. The expected volatility for all options is determined by examining the historical volatilities for industry peer companies, as we did not have sufficient trading history for its common stock.

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

Research and Development Costs

Costs incurred in connection with research and development activities are expensed as incurred. These costs include licensing fees to use certain technology in our research and development projects as well as fees paid to consultants and various entities that perform certain research and testing on our behalf and costs related to salaries, benefits, bonuses and stock-based compensation granted to employees in research and development functions. We determine our expenses related to clinical studies based on our estimates of the services received and efforts expended pursuant to contracts with multiple research institutions and contract research organizations that conduct and manage clinical studies on our behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. Payments under some of these contracts depend on factors such as the successful enrollment of patients and the completion of clinical trial milestones. In accruing service fees, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from our estimate, we adjust the accrual accordingly. The expenses for some trials may be recognized on a straight-line basis if the anticipated costs are expected to be incurred ratably during the period. Payments for these activities are based on the terms of the individual arrangements, which may differ from the pattern of costs incurred, and are reflected in the condensed consolidated financial statements as prepaid or accrued expenses.

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

In-process Research and Development

In-process research and development, or IPR&D, assets represent capitalized incomplete research projects that we acquired through business combinations. Such assets are initially measured at their acquisition date fair values. The initial fair value of the research projects is recorded as intangible assets on the balance sheet, rather than expensed, regardless of whether these assets have an alternative future use.

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

Potential triggering events that could indicate whether an impairment to the IPR&D may have occurred include: clinical trial results where the compound under investigation did not meet pre‑established criteria or clinical endpoints, failure to obtain regulatory approval, the inability to fund future clinical trials, failure to obtain patent protection, adverse changes in the regulatory environment, the approval of competing therapies or compounds, adverse changes in applicable laws or regulations and a variety of other circumstances. The impairment of IPR&D could have a material adverse impact on our financial condition. In order to determine whether an impairment has occurred, management must evaluate the events and incorporate multiple assumptions including: costs associated with continuing the development program, competing therapies or compounds, potential market size, estimated future cash flows and other factors. When testing indefinite-lived intangibles for impairment, we may assess qualitative factors for our indefinite-lived intangibles to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the asset is impaired. Alternatively, we may bypass this qualitative assessment for some or all of our indefinite-lived intangibles and perform the quantitative impairment test that compares the fair value of the indefinite-lived intangible asset with the asset’s carrying amount. We test our IPR&D for impairment as of November 30. There was no impairment of IPR&D for the years ended December 31, 2018 or 2017.

Goodwill

We test our goodwill for impairment annually, or whenever events or changes in circumstances indicate an impairment may have occurred, by comparing our reporting unit’s carrying value to its fair value. Impairment may result from, among other things, deterioration in the performance of the acquired business, adverse market conditions, adverse changes in applicable laws or regulations and a variety of other circumstances. If we determine that an impairment has occurred, we are required to record a write-down of the carrying value and charge the impairment as an operating expense in the period the determination is made. In evaluating the recoverability of the carrying value of goodwill, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the acquired assets. Changes in strategy or market conditions could significantly impact those judgments in the future and require an adjustment to the recorded balances. We test our goodwill for impairment as of November 30. There was no impairment of goodwill for the years ended December 31, 2018 or 2017.

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

We use a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. We have elected to treat interest and penalties, to the extent they arise, as a component of income taxes. There was no interest or penalties related to income taxes for the years ended December 31, 2018 or 2017. Income tax years beginning in 2012 for federal and state purposes are generally subject to examination by taxing authorities, although net operating losses from all prior years are subject to examinations and adjustments for at least three years following the year in which the tax attributes are utilized.

JOBS Act

On April 5, 2012, the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, was enacted. Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended, or the Securities Act, for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have irrevocably elected not to avail ourselves of this extended transition period and, as a result, we will adopt new or revised accounting standards on the relevant dates on which adoption of such standards is required for non‑emerging growth public companies. We are in the process of evaluating the benefits of relying on other exemptions and reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, as an “emerging growth company,” we intend to rely on certain of these exemptions, including without limitation, (i) providing an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes‑Oxley Act of 2002, as amended, and (ii) complying with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, known as the auditor discussion and analysis. We will remain an “emerging growth company” until the earliest of (i) the last day of the fiscal year in which we have total annual gross revenues of $1 billion or more; (ii) the last day of our fiscal year following the fifth anniversary of the date of the completion of our initial public offering; (iii) the date on which we have issued more than $1 billion in nonconvertible debt during the previous 3 years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the Securities and Exchange Commission.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of

Minerva Neurosciences, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Minerva Neurosciences, Inc. and subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ DELOITTE & TOUCHE LLP

Boston, Massachusetts

March 12, 2019

We have served as the Company’s auditor since 2013.

MINERVA NEUROSCIENCES, INC.

Consolidated Balance Sheets

	December 31,	December 31,
	2018	2017
Assets
Current assets
Cash and cash equivalents	$50,234,871	$26,051,821
Marketable securities	37,762,439	102,109,419
Restricted cash	100,000	80,000
Prepaid expenses and other current assets	1,921,050	1,299,184
Total current assets	90,018,360	129,540,424

Marketable securities - noncurrent	—	5,022,982
Equipment, net	33,478	50,945
Other noncurrent assets	14,808	14,808
In-process research and development	34,200,000	34,200,000
Goodwill	14,869,399	14,869,399
Total assets	$139,136,045	$183,698,558

Liabilities and Stockholders’ Equity
Current liabilities
Notes payable - current portion	$—	$3,962,664
Accounts payable	1,799,666	1,435,636
Accrued expenses and other current liabilities	1,809,532	1,439,848
Total current liabilities	3,609,198	6,838,148
Deferred taxes	4,057,488	4,057,488
Deferred revenue	41,175,600	41,175,600
Other noncurrent liabilities	28,990	29,878
Total liabilities	48,871,276	52,101,114
Commitments and contingencies

Stockholders’ equity
Preferred stock; $.0001 par value; 100,000,000 shares authorized; none issued or outstanding as of December 31, 2018 and 2017, respectively	—	—
Common stock; $.0001 par value; 125,000,000 shares authorized; 38,937,971 and 38,749,343 shares issued and outstanding as of December 31, 2018 and 2017, respectively	3,894	3,875
Additional paid-in capital	304,813,603	295,975,010
Accumulated deficit	(214,552,728)	(164,381,441)
Total stockholders’ equity	90,264,769	131,597,444
Total liabilities and stockholders’ equity	$139,136,045	$183,698,558

See accompanying notes to the consolidated financial statements.

MINERVA NEUROSCIENCES, INC.

Consolidated Statements of Operations

	Year Ended December 31,
	2018	2017
Expenses
Research and development	$34,888,574	$30,255,892
General and administrative	16,841,308	10,914,269
Total expenses	51,729,882	41,170,161
Loss from operations	(51,729,882)	(41,170,161)

Foreign exchange losses	(4,847)	(56,887)
Investment income	1,673,890	941,833
Interest expense	(110,448)	(614,264)
Loss before income taxes	(50,171,287)	(40,899,479)
Benefit for income taxes	—	(9,376,272)
Net loss	$(50,171,287)	$(31,523,207)

Net loss per share, basic and diluted	$(1.29)	$(0.83)
Weighted average shares outstanding, basic and diluted	38,792,581	37,937,191

See accompanying notes to the consolidated financial statements.

MINERVA NEUROSCIENCES, INC.

Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-In Capital	Deficit	Total
Balances at January 1, 2017	35,024,002	$3,502	$238,836,940	$(132,858,234)	$105,982,208
Repurchase of common stock	(3,892,256)	(389)	—	—	(389)
Issuance of common stock in a public offering, net of issuance costs of $2,944,168	5,750,000	575	41,617,757	—	41,618,332
Exercise of common stock warrants	1,621,073	162	9,356,671	—	9,356,833
Exercise of stock options	197,874	20	1,130,524	—	1,130,544
Vesting of restricted stock units	48,650	5	(5)	—	—
Stock-based compensation	—	—	5,033,123	—	5,033,123
Net loss	—	—	—	(31,523,207)	(31,523,207)
Balances at December 31, 2017	38,749,343	$3,875	$295,975,010	$(164,381,441)	$131,597,444
Exercise of stock options	129,978	13	655,921	—	655,934
Vesting of restricted stock units	58,650	6	(6)	—	—
Stock-based compensation	—	—	8,182,678	—	8,182,678
Net loss	—	—	—	(50,171,287)	(50,171,287)
Balances at December 31, 2018	38,937,971	$3,894	$304,813,603	$(214,552,728)	$90,264,769

See accompanying notes to the consolidated financial statements.

MINERVA NEUROSCIENCES, INC.

Consolidated Statements of Cash Flows

	Year ended December 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(50,171,287)	$(31,523,207)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	17,467	11,094
Amortization of debt discount recorded as interest expense	38,040	206,562
(Accretion) of marketable securities premium	(119,614)	(185,488)
Stock-based compensation expense	8,182,678	5,033,123
Deferred taxes	—	(9,376,272)
Changes in operating assets and liabilities
Prepaid expenses and other current assets	(621,866)	(306,996)
Accounts payable	364,030	(32,705)
Accrued expenses and other current liabilities	369,684	624,035
Accrued collaborative expenses	—	(2,547,952)
Deferred revenue	—	41,175,600
Other noncurrent assets	—	(14,808)
Other noncurrent liabilities	(888)	29,878
Net cash (used in) provided by operating activities	(41,941,756)	3,092,864

Cash flows from investing activities:
Purchases of marketable securities	(40,661,424)	(134,525,859)
Proceeds from the maturity and redemption of marketable securities	110,151,000	27,390,000
Purchases of equipment	—	(52,400)
Net cash provided by (used in) investing activities	69,489,576	(107,188,259)

Cash flows from financing activities:
Proceeds from sale of common stock in public offering	—	44,562,500
Costs paid in connection with public offering	—	(2,944,168)
Repurchase of common stock	—	(389)
Proceeds from exercise of common stock warrants	—	9,356,833
Proceeds from exercise of stock options	655,934	1,130,544
Repayments of notes payable	(4,000,704)	(4,938,713)
Net cash (used in) provided by financing activities	(3,344,770)	47,166,607
Net increase (decrease) in cash and cash equivalents	24,203,050	(56,928,788)

Cash, cash equivalents, and restricted cash
Beginning of period	26,131,821	83,060,609
End of period	$50,334,871	$26,131,821
Supplemental disclosure of cash flow information
Cash paid for interest	$92,916	$436,717
Reconciliation of the Condensed Consolidated Statements of Cash Flows to the Condensed Consolidated Balance Sheets
Cash and cash equivalents	$50,234,871	$26,051,821
Restricted cash	$100,000	$80,000
Total cash, cash equivalents, and restricted cash	$50,334,871	$26,131,821

See accompanying notes to the consolidated financial statements.

MINERVA NEUROSCIENCES, INC.

Notes To Consolidated Financial Statements

December 31, 2018 and 2017

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

Liquidity

The accompanying financial statements have been prepared as though the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has limited capital resources and has incurred recurring operating losses and negative cash flows from operations since inception. As of December 31, 2018, the Company has an accumulated deficit of approximately $214.6 million and net cash used in operating activities was approximately $41.9 million during the year ended December 31, 2018. Management expects to continue to incur operating losses and negative cash flows from operations. The Company has financed its operations to date from proceeds from the sale of common stock, warrants, loans and convertible promissory notes.

As of December 31, 2018, the Company had cash, cash equivalents, restricted cash, and marketable securities of $88.1 million. The Company believes that its existing cash, cash equivalents, restricted cash, and marketable securities will be sufficient to meet its cash commitments for at least the next 12 months after the date that the financial statements are issued. The process of drug development can be costly and the timing and outcomes of clinical trials is uncertain. The assumptions upon which the Company has based its estimates are routinely evaluated and may be subject to change. The actual amount of the Company’s expenditures will vary depending upon a number of factors including but not limited to the design, timing and duration of future clinical trials, the progress of the Company’s research and development programs, the infrastructure to support a commercial enterprise, the cost of a commercial product launch, and the level of financial resources available. The Company has the ability to adjust its operating plan spending levels based on the timing of future clinical trials which will be predicated upon adequate funding to complete the trials.

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

Restricted cash

Cash accounts with any type of restriction are classified as restricted. The Company maintained restricted cash balances as collateral for corporate credit cards in the amount of $100 thousand and $80 thousand at December 31, 2018 and 2017, respectively.

Marketable securities

Marketable securities consists of corporate and U.S. government debt securities maturing in nine months or less. Based on the Company’s intentions regarding its marketable securities, all marketable securities are classified as held-to-maturity and are carried under the amortized cost approach. The Company’s investments in marketable securities are classified as Level 2 within the fair value hierarchy. As of December 31, 2018, remaining final maturities of marketable securities ranged from January 2019 to September 2019, with a weighted average remaining maturity of approximately 4.91 months. The following table provides the amortized cost basis, aggregate fair value, net unrealized (gains)/losses and the net carrying value of investments in held-to-maturity securities as of December 31, 2018 and 2017:

	December 31, 2018
	Amortized	Aggregate	Unrealized	Unrealized	Net Carrying
	Cost	Fair Value	Gains	Losses	Value
Marketable securities:
Corporate bonds/notes	$16,054,071	$16,050,462	$3,609	$—	$16,054,071
Commercial paper	17,756,394	17,756,394	—	—	17,756,394
U.S. government agency securities	3,951,974	3,951,040	934	—	3,951,974
Marketable securities total	$37,762,439	$37,757,896	$4,543	$—	$37,762,439

	December 31, 2017
	Amortized	Aggregate	Unrealized	Unrealized	Net Carrying
	Cost	Fair Value	Gains	Losses	Value
Marketable securities current:
Corporate bonds/notes	$43,528,246	$43,438,463	$89,783	$—	$43,528,246
Commercial paper	43,385,762	43,385,762	—	—	43,385,762
U.S. government agency securities	15,195,411	15,178,278	17,133	—	15,195,411
Marketable securities current total	102,109,419	102,002,503	106,916	—	102,109,419

Marketable securities non-current:
Corporate bonds/notes	5,022,982	4,998,870	24,112	—	5,022,982
Commercial paper	—	—	—	—	—
U.S. government agency securities	—	—	—	—	—
Marketable securities non-current total	5,022,982	4,998,870	24,112	—	5,022,982

Marketable securities total	$107,132,401	$107,001,373	$131,028	$—	$107,132,401

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

The amounts capitalized are being accounted for as indefinite-lived intangible assets, subject to impairment testing, until completion or abandonment of research and development efforts associated with the project. An IPR&D asset is considered abandoned when it ceases to be used (that is, research and development efforts associated with the asset have ceased, and there are no plans to sell or license the asset or derive defensive value from the asset). At that point, the asset is considered to be disposed of and is written off. Upon successful completion of each project, the Company will make a determination about the then remaining useful life of the intangible asset and begin amortization. The Company tests its indefinite-lived intangibles, IPR&D assets, for impairment annually on November 30 and more frequently if events or changes in circumstances indicate that it is more likely than not that the asset is impaired. When testing indefinite-lived intangibles for impairment, the Company may assess qualitative factors for its indefinite-lived intangibles to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the asset is impaired. Alternatively, the Company may bypass this qualitative assessment for some or all of its indefinite-lived intangibles and perform the quantitative impairment test that compares the fair value of the indefinite-lived intangible asset with the asset’s carrying amount. There was no impairment of IPR&D for the years ended December 31, 2018 or 2017.

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

Foreign currency transactions

The Company’s functional currency is the U.S. dollar. The Company pays certain vendor invoices in the respective foreign currency. The Company records an expense in United States Dollars at the time the liability is incurred. Changes in the applicable foreign currency rate between the date an expense is recorded and the payment date is recorded as a foreign currency gain or loss.

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

The Company uses a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. The Company has elected to treat interest and penalties, to the extent they arise, as a component of income tax expense. There was no interest or penalties related to income taxes for the years ended December 31, 2018 or 2017. Income tax years beginning in 2012 for federal and state purposes are generally subject to examination by taxing authorities, although net operating losses from all prior years are subject to examinations and adjustments for at least three years following the year in which the tax attributes are utilized.

On December 22, 2017, the United States enacted tax reform legislation commonly known as the Tax Cuts and Jobs Act (the “Act”), resulting in significant modifications to existing law. The Company completed the accounting for the effects of the Act during 2017. The Company’s financial statements for the year ended December 31, 2017, reflected the effects of the Act which included a reduction in the corporate tax rate from 34% to 21%. Accordingly, the Company’s deferred tax assets and liabilities were revalued at the enacted rates effective in 2018 and in future years; the reduction in federal rate from 34% to 21% resulted in no impact to total income tax expense. In addition to the federal rate change impact, the Company accounted for the impact of legislation on the timing of deferred tax positions and overall financial statement presentation, resulting in a total income tax benefit of $9.4 million related to future implications of indefinite lived deferred tax positions in 2017. As the accounting for the effects was complete during 2017, no further changes impacted tax positions during the period ending December 31, 2018.

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

Long-lived assets

The Company reviews the recoverability of all long-lived assets, including the related useful lives, whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset might not be recoverable. If required, the Company compares the estimated undiscounted future net cash flows to the related asset’s carrying value to determine whether there has been an impairment. If an asset is considered impaired, the asset is written down to fair value, which is based either on discounted cash flows or appraised values in the period the impairment becomes known. The Company believes that all long-lived assets are recoverable, and no impairment was deemed necessary at December 31, 2018 and 2017.

Goodwill

The Company tests its goodwill for impairment annually, or whenever events or changes in circumstances indicate an impairment may have occurred, by comparing its reporting unit’s carrying value to its fair value. Impairment may result from, among other things, deterioration in the performance of the acquired business, adverse market conditions, adverse changes in applicable laws or regulations and a variety of other circumstances. If the Company determines that an impairment has occurred, it is required to record a write-down of the carrying value and charge the impairment as an operating expense in the period the determination is made. In evaluating the recoverability of the carrying value of goodwill, the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the acquired assets. Changes in strategy or market conditions could significantly impact those judgments in the future and require an adjustment to the recorded balances. The Company tested its goodwill for impairment as of November 30. There was no impairment of goodwill for the years ended December 31, 2018 or 2017.

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

The following tables present information about the Company’s cash equivalents and marketable securities (current and non-current) as of December 31, 2018 and 2017, measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value:

	December 31, 2018
	Total	Level 1	Level 2	Level 3
Cash equivalents	$42,575,645	$36,600,836	$5,974,809	$—
Marketable securities	37,757,896	—	37,757,896	—
Total fair value	$80,333,541	$36,600,836	$43,732,705	$—

	December 31, 2017
	Total	Level 1	Level 2	Level 3
Cash equivalents	$22,782,626	$22,782,626	$—	$—
Marketable securities	107,132,401	—	107,132,401	—
Total fair value	$129,915,027	$22,782,626	$107,132,401	$—

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

Marketable securities consists of corporate and U.S. government debt securities maturing in nine months or less. Based on the Company’s intentions regarding its marketable securities, all marketable securities are classified as held-to-maturity and are carried under the amortized cost approach. Marketable securities are valued using models or other valuation methodologies that use Level 2 inputs. These models are primarily industry-standard models that consider various assumptions, including time value, yield curve, volatility factors, default rates, current market and contractual prices for the underlying financial instruments, as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace.

The carrying amounts of cash, restricted cash, accounts payable, and accrued liabilities approximate fair value because of their short-term nature. The Company believes that the Company’s debt obligations accrue interest at rates which approximate prevailing market rates for instruments with similar characteristics and, accordingly, the carrying values for these instruments approximate fair value.

Revenue recognition

The Company applies the revenue recognition guidance in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customer’s. Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred and title has passed, the price is fixed or determinable, and collectability is reasonably assured. The Company is a development stage company and has had no revenues from product sales to date.

When the Company enters into an arrangement that meets the definition of a collaboration under ASC 808, Collaborative Arrangements, the Company recognizes revenue as research and development is performed and its respective share of the expenses are incurred. The Company assesses whether the arrangement contains multiple elements or deliverables, which may include (1) licenses to the Company's technology, (2) research and development activities performed for the collaboration partner, and (3) participation on Joint Steering Committees. Payments may include non-refundable, upfront payments, milestone payments upon achieving significant development events, and royalties on future sales. Each required deliverable is evaluated to determine whether it qualifies as a separate unit of accounting based on whether the deliverable has “stand-alone value” to the customer. The arrangement’s consideration is then allocated to each separate unit of accounting based on the relative selling price of each deliverable. The estimated selling price of each deliverable is determined using the following hierarchy of values: (i) vendor-specific objective evidence of fair value; (ii) third-party evidence of selling price; and (iii) best estimate of selling price. The best estimate of selling price reflects the Company’s best estimate of what the selling price would be if the deliverable was regularly sold by the Company on a stand-alone basis. The consideration allocated to each unit of accounting is then recognized as the related goods or services are delivered, limited to the consideration that is not contingent upon future deliverables. Supply or service transactions may involve the charge of a nonrefundable initial fee with subsequent periodic payments for future products or services. The up-front fees, even if nonrefundable, are recognized as revenue as the products and/or services are delivered and performed over the term of the arrangement.

Deferred revenue

The Company applies the revenue recognition guidance in accordance with ASC 606, Revenue from Contracts with Customer’s. Using ASC 606, revenue that is unearned is deferred. Deferred revenue expected to be recognized as revenue more than one year subsequent to the balance sheet date is classified as long-term deferred revenue.

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

Recently Adopted Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). Subsequently, the FASB also issued No. ASU 2015-14, Revenue from Contracts with Customers (Topic 606), which adjusted the effective date of ASU No. 2014-09; ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which amends the principal-versus-agent implementation guidance and illustrations in ASU No. 2014-09; ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which clarifies identifying performance obligation and licensing implementation guidance and illustrations in ASU No. 2014-09; and ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which addresses implementation issues and is intended to reduce the cost and complexity of applying the new revenue standard in ASU No. 2014-09 (collectively, the “Revenue ASUs”).

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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows – Classification of Certain Cash Receipts and Cash Payments (Topic 230). The new standard clarifies the treatment of several cash flow categories. In addition, ASU No. 2016-15 clarifies that when cash receipts and cash payments have aspects of more than one class of cash flows and cannot be separated, classification will depend on the predominant source or use. This update is effective for annual periods beginning after December 15, 2017, and interim periods within those fiscal years. The Company adopted the new standard on January 1, 2018. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows- Restricted Cash (Topic 230). The new standard requires an entity to include amounts described as restricted cash and restricted cash equivalents with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The Company adopted the new standard on January 1, 2018. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements. Cash, cash equivalents, and restricted cash reported on the Consolidated Statements of Cash Flows includes restricted cash of $100 thousand as of December 31, 2018 and $80 thousand as of December 31, 2017, respectively.

Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued ASU No. 2016-02, Leases. The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. Although the Company is currently assessing the impact of adoption of ASU No. 2016-02 on its consolidated financial statements, the Company currently believes the most significant changes will be related to the recognition of new right-of-use assets and lease liabilities on the Company’s balance sheet for operating leases. Refer to Note 10, Commitments and Contingencies, for the Company’s current lease commitments.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles — Goodwill and Other (Topic 350). The new standard simplifies the test for goodwill impairment. This update is effective for annual periods beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted, including adoption in an interim period. The Company is currently evaluating the impact of the pending adoption of the new standard on the Company’s consolidated financial statements.

In March 2017, the FASB issued ASU No. 2017-08, Receivables—Nonrefundable Fees and Other Costs (Subtopic 310-20) Premium Amortization on Purchased Callable Debt Securities. The new standard is intended to enhance the accounting for the amortization of premiums for purchased callable debt securities. This update is effective for annual periods beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption permitted, including adoption in an interim period. The Company is currently evaluating the impact of the pending adoption of the new standard on the Company’s consolidated financial statements.

In June 2018, the FASB issued ASU No. 2018-07, Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. The new standard is intended to reduce the cost and complexity and to improve financial reporting for nonemployee share-based payments. This update expands the scope of Topic 718, Compensation-Stock Compensation (which currently only includes share-based payments to employees) to include share-based payments issued to nonemployees for goods or services. Consequently, the accounting for share-based payments to nonemployees and employees will be substantially aligned. The new standard supersedes Subtopic 505-50, Equity-Equity-Based payments to Non-Employees. The update is effective for the Company for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. Early adoption is permitted, but no earlier than a company’s adoption date of Topic 606, Revenue from Contracts with Customers. The Company adopted the new standard on January 1, 2019, which is not expected to have a material impact on the Consolidated Balance Sheets or Statements of Operations.

NOTE 3 — ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following:

	December 31, 2018	December 31, 2017
Research and development costs and other accrued expenses	$1,353,987	$1,162,441
Professional fees	455,545	251,000
Interest payable	—	20,508
Accrued bonus	—	5,899
	$1,809,532	$1,439,848

NOTE 4 — NET LOSS PER SHARE OF COMMON STOCK

Diluted loss per share is the same as basic loss per share for all periods presented as the effects of potentially dilutive items were anti-dilutive given the Company’s net loss. Basic loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding.

The following table sets forth the computation of basic and diluted loss per share for common stockholders:

	Year Ended December 31,
	2018	2017
Net loss	$(50,171,287)	$(31,523,207)
Weighted average shares of common stock outstanding	38,792,581	37,937,191
Net loss per share of common stock – basic and diluted	$(1.29)	$(0.83)

The following securities outstanding at December 31, 2018 and 2017 have been excluded from the calculation of weighted average shares outstanding as their effect on the calculation of loss per share is antidilutive:

	December 31, 2018	December 31, 2017
Common stock options	8,498,047	6,132,650
Restricted stock units	127,300	185,950
Common stock warrants	40,790	40,790

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

The Company paid a facility fee at the time of borrowing of $75 thousand for access to the Term Loans and paid a final payment of $510 thousand in August 2018, representing 5.1% of the total amount borrowed, which has been included as a component of the debt discount and was amortized to interest expense over the term of the loans. The Term Loans matured on August 1, 2018 and the Company made a final repayment in the amount of $510 thousand on such date. As of December 31, 2018, the Company had no borrowings outstanding under the Term Loans.

For the year ended December 31, 2018, and 2017, the Company recognized interest expense of $0.1 million and $0.6 million, respectively, including $38 thousand and $0.2 million, respectively, related to the debt discount.

NOTE 6 — CO-DEVELOPMENT AND LICENSE AGREEMENT

On February 13, 2014, the Company signed a co-development and license agreement (the “Agreement”) with Janssen, which became effective upon completion of the Company’s initial public offering and provided for the payment of a $22.0 million license fee by the Company. Under the Agreement, Janssen, the licensor, granted the Company an exclusive license, with the right to sublicense, in the Minerva Territory, under (i) certain patent and patent applications to sell products containing any orexin 2 compound, controlled by the licensor and claimed in a licensor patent right as an active ingredient, and (ii) seltorexant for any use in humans. In addition, upon regulatory approval in the Minerva Territory (and earlier if certain default events occur), the Company will have rights to manufacture seltorexant, also known as JNJ-42847922. The Company has granted to the licensor an exclusive license, with the right to sublicense, under all patent rights and know-how controlled by the Company related to seltorexant to sell seltorexant outside the Minerva Territory. In consideration of the licenses granted on July 7, 2014, the Company made a license fee payment of $22.0 million, which was included as a component of research and development expense in 2014.

The Company accounts for the Agreement as a joint risk-sharing collaboration in accordance with ASC 808, “Collaborative Arrangements”. Payments between the Company and the licensor with respect to each party’s share of seltorexant development costs that have been incurred pursuant to the joint development plan are recorded within research and development expenses or general and administrative expenses, as applicable, in the accompanying consolidated statements of operations due to the joint risk-sharing nature of the activities.

On July 6, 2016, the Company and Janssen agreed that “Decision Point 2” had been reached as defined under the Agreement. As neither party exercised their right to withdraw from the Agreement, the Company paid Janssen $3.5 million and has incurred direct expenses of $0.3 million related to development activities under the current phase of development. During the 12 months ended December 31, 2018 and 2017, the Company recorded expenses of zero and $11.2 million, respectively, for certain development activities in accordance with the terms of the Agreement.

In June 2017, the Company entered into an amendment (“the Amendment”) to the co-development and license agreement with Janssen dated February 13, 2014 (the “Agreement”). The effectiveness of the Amendment was contingent upon approval of its terms by the European Commission and the closing of the acquisition of Actelion Ltd. by affiliates of Janssen. These conditions were subsequently met, and the Amendment became effective on August 29, 2017. Under Amendment, Janssen has waived its right to royalties on seltorexant insomnia sales in the Minerva Territory. The Company retains all of its rights to seltorexant, including commercialization of the molecule for the treatment of insomnia and as an adjunctive therapy for MDD, which include an exclusive license in the Minerva Territory, with royalties payable by the Company to Janssen on seltorexant sales outside of the insomnia indication. Royalties on sales outside of the Minerva Territory are payable by Janssen to the Company. Janssen made an upfront payment to the Company of $30 million upon the effectiveness of the Amendment and agreed to make a $20 million payment at the start of a Phase 3 insomnia trial for seltorexant and a $20 million payment when 50% of the patients are enrolled in this trial. Janssen further agreed to waive development payments from the Company until completion of the Phase 2b development milestone. This milestone is referred to as “Decision Point 4” and is expected to occur in the second half of 2019. The $30 million payment and $11.2 million in previously accrued collaborative expenses, which were forgiven upon the effective date of the Amendment, are earned and recognized as revenue as the services are performed from the commencement of Phase 3 development to the completion of the development activities using the proportional performance method. The $30 million payment along with the $11.2 million in previously accrued collaborative expenses have been included under deferred revenue on the Company’s balance sheet at December 31, 2018 and December 31, 2017. In connection with the Amendment, the Company repurchased all of the approximately 3.9 million shares of its common stock previously owned by Johnson & Johnson Innovation-JJDC Inc. at a per share price of $0.0001, for an aggregate purchase price of approximately $389.

As a result of the Amendment, the Company assumed strategic control of matters relating to the clinical development of seltorexant for insomnia and has no further financial obligations until after Decision Point 4. After Decision Point 4, both the Company and Janssen have the right to opt-out of the Agreement.

If the Company opts-out, it collects a royalty on worldwide sales of seltorexant in the single digits with no further obligations to Janssen. If Janssen opts-out, the Minerva Territory would be expanded to include North America and the Company would pay Janssen royalties on sales of seltorexant outside of the insomnia indication in the single digits.

If both parties elect to continue past Decision Point 4 into Phase 3, the Company would be obligated to fund the clinical trials related to insomnia, receive up to $40 million in milestone payments from Janssen, and be responsible for 40% of all costs incurred in the Phase 3 MDD program.

The Company determined that the license under the Amendment is not considered to be a separate deliverable as it contains no value without the development activities performed under the Agreement. The participation in the joint steering committee under the Amendment is considered to be not separable from the development activities and therefore the two deliverables are combined into a single unit of account. The Company concluded that the milestone payments are related to future performance obligations and will be recognized as those performance obligations are performed by the Company. Similarly, the Company will recognize royalty revenues in the periods of the sale of the related products, provided that no future performance obligations exists and revenue recognition is limited to amounts for which it is probable that a significant reversal will not occur.

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

Warrants Exercises

In March 2017, certain investors in the Company’s March 2015 private placement exercised their warrants at an exercise price of $5.772 per share and received an aggregate of 1,621,073 shares of the Company’s common stock. The Company received gross proceeds of approximately $9.4 million from the exercise of these warrants. As of December 31, 2018, there are no remaining warrants outstanding under the Company’s March 2015 private placement.

Term Loan Warrants

In connection with the Loan Agreement, the Company issued the Lenders warrants to purchase shares of its common stock upon its draw of each tranche of the Term Loans (see Note 5). The aggregate number of shares of common stock issuable upon exercise of the warrants is equal to 2.25% of the amount drawn of such tranche, divided by the average closing price per share of the Company’s common stock reported on the Nasdaq Global Market for the 10 consecutive trading days prior to the applicable draw. Upon the draw of the Term A Loans, the Company issued the Lenders warrants to purchase 40,790 shares of common stock at a per share exercise price of $5.516. The warrants are immediately exercisable upon issuance, and other than in connection with certain mergers or acquisitions, will expire on the ten-year anniversary of the date of issuance. The fair value of the warrants was estimated at $0.2 million using a Black-Scholes model and assuming: (i) expected volatility of 100.8%, (ii) risk free interest rate of 1.83%, (iii) an expected life of 10 years and (iv) no dividend payments. The fair value of the warrants was included as a discount to the Term A Loans and also as a component of additional paid-in capital and will be amortized to interest expense over the term of the loan. All such warrants were outstanding as of December 31, 2018.

NOTE 8 — STOCK AWARD PLAN AND STOCK-BASED COMPENSATION

In December 2013, the Company adopted the 2013 Equity Incentive Plan (as subsequently amended and restated, the “Plan”), which provides for the issuance of options, stock appreciation rights, stock awards and stock units. On January 1, 2018, in accordance with the terms of the Plan, the total shares authorized for issuance under the plan increased by 750,000 to 6,531,333. This increase represents the lesser of 750,000 shares or 4% of the total shares outstanding calculated as of the end of the most recent fiscal year. In December 2017, the Company, issued inducement awards in the form of an option to purchase 775,000 shares of the Company’s common stock with an exercise price of $6.05 per share and restricted stock unit award to acquire 40,000 shares of the Company’s common stock, to Rick Russell in connection with his appointment as the Company’s President. These inducement awards are outside of, but subject to the terms generally consistent with, the Company’s 2013 Equity Incentive Plan, as amended, or the 2013 Plan, as a material inducement to Mr. Russell’s acceptance of employment with the Company in accordance with Nasdaq Listing Rule 5635(c)(4). The exercise price per share shall not be less than the fair value of the Company’s underlying common stock on the grant date and no option may have a term in excess of ten years. In June 2018, the Company increased the aggregate number of shares of common stock authorized for issuance under the 2013 Plan by 2,500,000 shares. Stock option activity for employees and non-employees for the year ended December 31, 2018 is as follows:

	Shares Issuable Pursuant to Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Terms (years)	Total Intrinsic Value (in thousands)
Outstanding January 1, 2018	6,132,650	$6.54	8.4	—

Granted	2,658,500	$7.92
Exercised	(129,978)	$5.05
Forfeited	(163,125)	$6.97
Outstanding December 31, 2018	8,498,047	$6.99	8.1	$5,214
Exercisable December 31, 2018	3,745,660	$6.44	6.7	$3,344
Available for future grant	769,779

The weighted average grant-date fair value of stock options outstanding on December 31, 2018 was $5.18 per share. Total unrecognized compensation costs related to non-vested stock options at December 31, 2018 was approximately $23.7 million and is expected to be recognized within future operating results over a weighted-average period of 3.2 years. The total intrinsic value of the options exercised during the years ended December 31, 2018 and 2017 was approximately $0.8 million and $0.7 million, respectively.

The expected term of the employee-related options was estimated using the “simplified” method as defined by the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107, Share-Based Payment. The volatility assumption was determined by examining the historical volatilities for industry peer companies, as the Company did not have sufficient trading history for its common stock. The risk-free interest rate assumption is based on the U.S. Treasury instruments whose term was consistent with the expected term of the options. The dividend assumption is based on the Company’s history and expectation of dividend payouts. The Company has never paid dividends on its common stock and does not anticipate paying dividends on its common stock in the foreseeable future. Accordingly, the Company has assumed no dividend yield for purposes of estimating the fair value of the options

The Company uses the Black-Scholes model to estimate the fair value of stock options granted. For stock options granted to employees during the years ended December 31, 2018 and 2017, the Company utilized the following assumptions:

	Year ended December 31,
	2018	2017
Expected term (years)	5.5-6.25	5.5-6.25
Risk free interest rate	2.33-3.01%	1.83-2.25%
Volatility	76-83%	79-84%
Dividend yield	0%	0%
Weighted average grant date fair value per share of common stock	$5.57	$4.50

Stock-Based Awards Granted to Non-employees-The Company from time to time grants options to purchase common stock to non-employees for services rendered and records expense ratably over the vesting period of each award. The Company estimates the fair value of the stock options using the Black-Scholes valuation model at each reporting date. The Company granted 215,000 stock options to non-employees and recorded stock-based compensation expense of $1,033,000 during the year ended December 31, 2018. The Company granted 480,000 stock options to non-employees and recorded stock-based compensation expense of $287,000 during the year ended December 31, 2017.

For stock options granted to non-employees, the Company utilized the following assumptions:

	Year ended December 31,
	2018	2017
Expected term (years)	0.3-9.9	8.7-9.9
Risk free interest rate	2.39-2.89%	2.37-2.40%
Volatility	75-109%	111-113%
Dividend yield	0%	0%
Weighted average reporting date fair value per share of common stock	$5.91	$5.54

RSU activity under the Plan for the year ended December 31, 2018 is as follows:

	RSUs	Weighted-Average Grant Date Fair Value
Unvested January 1, 2018	185,950	$11.86
Granted	—	$—
Vested	(58,650)	$12.19
Forfeited	—	$—
Unvested December 31, 2018	127,300	$11.71

RSUs awarded to employees generally vest one‑fourth per year over four years from the anniversary of the date of grant, provided the employee remains continuously employed with the Company. Shares of the Company’s stock are delivered to the employee upon vesting, subject to payment of applicable withholding taxes. The fair value of RSUs is equal to the closing price of the Company’s common stock on the date of grant. Total unrecognized compensation costs related to non-vested RSUs at December 31, 2018 was approximately $1.5 million and is expected to be recognized within future operating results over a period of 2.07 years. The total fair value of shares vested during the years ended December 31, 2018 and 2017 was approximately $0.5 million and $0.3 million, respectively.

The following table presents stock-based compensation expense included in the Company’s consolidated statements of operations:

	Year ended December 31,
	2018	2017
Research and development	$2,257,102	$1,966,126
General and administrative	5,925,576	3,066,997
Total	$8,182,678	$5,033,123

NOTE 9 — INCOME TAXES

The provision for federal, foreign and state income taxes for the years ended December 31, 2018 and 2017 are as follows:

	Year ended December 31,
	2018(1)	2017
Current income tax provision (benefit)
Federal	$—	$—
Foreign	—	—
State	—	—
Deferred income tax provision (benefit)
Federal	—	(9,376,272)
Foreign	—	—
State	—	—
Total income tax provision (benefit)	$—	$(9,376,272)

(1)	There was no tax provision for income taxes for the year ended December 31, 2018 due to losses.

Net deferred tax assets (liabilities) as of December 31, 2018 and 2017 consist of the following:

	December 31,	December 31,
	2018	2017
Deferred tax assets:
Net operating loss carryforwards	$15,049,549	$18,265,530
Research and development tax credits	145,115	145,115
Capitalized research and development costs	22,072,598	14,858,509
Stock-based compensation	5,532,341	4,180,651
Deferred start-up and license costs	5,929,901	6,532,419
Deferred Revenue	11,249,174	3,053,174
Other	—	129,082
Net deferred tax assets	59,978,678	47,164,480
Valuation allowance	(54,687,950)	(41,878,528)
Net deferred tax assets	$5,290,728	$5,285,952
Deferred tax liabilities:
In-process research and development	(9,343,440)	(9,343,440)
Other	(4,776)	—
Net deferred tax liabilities	$(4,057,488)	$(4,057,488)

A reconciliation between the Company’s effective tax rate and the federal statutory rate for the years ended December 31, 2018 and 2017 are as follows:

	Year ended December 31,
	2018	2017
Federal statutory rate	(21.00%)	(34.00%)
Permanent differences	0.38%	0.66%
State income taxes	0.00%	0.00%
Valuation allowance	20.62%	56.33%
Effective tax rate	0.00%	22.99%

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical losses and the uncertainty of future taxable income over the periods which the Company will realize the benefits of its net deferred tax assets, management believes it is more likely than not that the Company will not realize the benefits on the balance of its net deferred tax asset and, accordingly, the Company has established a full valuation allowance on its net deferred tax assets. The valuation allowance increased by approximately $12.8 million and decreased by $9.9 million during the years ended December 31, 2018 and 2017.

As of December 31, 2018, the Company had approximately $53.9 million of Federal net operating losses that will begin to expire in 2027. As of December 31, 2018, the Company's wholly owned subsidiary had approximately $2.6 million of operating losses in Switzerland which have begun to expire. As of December 31, 2018, the Company had approximately $7.7 million of New Jersey and approximately $40.6 million of Massachusetts operating losses that will begin to expire in 2029 and 2033, respectively. As of December 31, 2018, the Company had approximately $0.2 million of federal research and development credits that will begin to expire in 2027. The Internal Revenue Code ("IRC") limits the amounts of net operating loss carryforwards that a company may use in any one year in the event of certain cumulative changes in ownership over a three-year period as described in Section 382 of the IRS. The Company has not performed a detailed analysis to determine whether an ownership change has occurred as of December 31, 2018.

On December 22, 2017, the United States enacted tax reform legislation commonly known as the Tax Cuts and Jobs Act (the “Act”), resulting in significant modifications to existing law. The Company completed the accounting for the effects of the Act during 2017. The Company’s financial statements for the year ended December 31, 2017, reflected the effects of the Act which included a reduction in the corporate tax rate from 34% to 21%. Accordingly, the Company’s deferred tax assets and liabilities were revalued at the enacted rates effective in 2018 and in future years; the reduction in federal rate from 34% to 21% resulted in no impact to total income tax expense. In addition to the federal rate change impact, the Company accounted for the impact of legislation on the timing of deferred tax positions and overall financial statement presentation, resulting in a total income tax benefit of $9.4 million related to future implications of indefinite lived deferred tax positions in 2017. As the accounting for the effects was complete during 2017, no further changes impacted tax positions during the period ending December 31, 2018.

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

As of December 31, 2018 and 2017, the Company had no liability recorded for unrecognized tax benefits. The Company classifies penalties and interest expense related to income tax liabilities as an income tax expense. There were no interest and penalties recognized in the statements of operations for the years ended December 31, 2018 and 2017, or accrued on the balance sheets as of December 31, 2018 and 2017.

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

Also refer to Note 6 – Co-Development and License Agreement and Note 7 – Stockholder’s Equity for additional related party transactions.

NOTE 12 — QUARTERLY RESULTS (Unaudited)

	Three Months Ended
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
	(in thousands, except per share data)
Total revenues	$—	$—	$—	$—
Operating loss	(12,744)	(12,935)	(12,424)	(13,627)
Net loss	(12,418)	(12,529)	(12,021)	(13,203)
Loss per share, basic and diluted	$(0.32)	$(0.32)	$(0.31)	$(0.34)

	Three Months Ended
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
	(in thousands, except per share data)
Total revenues	$—	$—	$—	$—
Operating loss	(10,485)	(9,746)	(11,407)	(9,532)
Net (loss) income	(10,645)	(9,780)	(11,260)	162
Loss per share, basic and diluted	$(0.30)	$(0.27)	$(0.28)	$0.00

NOTE 13 — SUBSEQUENT EVENTS

None.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.	Controls and Procedures

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

Our management, with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2018. Based on the evaluation of our disclosure controls and procedures as of December 31, 2018, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

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

As of December 31, 2018, our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 Framework). Based on this assessment, our management concluded that, as of December 31, 2018, our internal control over financial reporting was effective based on those criteria. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

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

The information required by this Item 10 will be contained in the sections entitled “Election of Directors,” “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” appearing in the definitive proxy statement we will file in connection with our 2019 Annual Meeting of Stockholders and is incorporated by reference herein. The information required by this item relating to executive officers may be found in Part I, Item 1 of this report under the heading “Business—Executive Officers” and is incorporated herein by reference.

ITEM 11.	Executive Compensation

The information required by this Item 11 will be contained in the sections entitled “Executive and Director Compensation,” “Executive and Director Compensation—Compensation Committee Interlocks and Insider Participation” and “Executive and Director Compensation—Compensation Committee Report” appearing in the definitive proxy statement we will file in connection with our 2019 Annual Meeting of Stockholders and is incorporated by reference herein.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 will be contained in the sections entitled “Ownership of Our Common Stock” and “Executive and Director Compensation—Equity Compensation Plan Information” appearing in the definitive proxy statement we will file in connection with our 2019 Annual Meeting of Stockholders and is incorporated by reference herein.

ITEM 13.	Certain Relationships and Related Person Transactions, and Director Independence

The information required by this Item 13 will be contained in the sections entitled “Certain Relationships and Related Person Transactions” appearing in the definitive proxy statement we will file in connection with our 2019 Annual Meeting of Stockholders and is incorporated by reference herein.

ITEM 14.	Principal Accounting Fees and Services

The information required by this Item 14 will be contained in the section entitled “Corporate Governance—Principal Accountant Fees and Services” appearing in the definitive proxy statement we will file in connection with our 2019 Annual Meeting of Stockholders and is incorporated by reference herein.

Part IV

ITEM 15.	Exhibits and Financial Statement Schedules
(a)	Documents filed as part of Form 10-K.
(1)	Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2018 and 2017

Consolidated Statements of Operations for the Years Ended December 31, 2018 and 2017

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2018 and 2017

Consolidated Statements of Cash Flows for the Years Ended December 31, 2018 and 2017

Notes to Consolidated Financial Statements

(2)	Schedules

Schedules have been omitted as all required information has been disclosed in the financial statements and related footnotes.

(3)	Exhibits

The following exhibits are filed as part of this Annual Report on Form 10-K or are incorporated herein by reference.

Exhibit No.	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith

2.1	Agreement and Plan of Merger of Sonkei Pharmaceuticals, Inc. with and into Cyrenaic Pharmaceuticals, Inc., dated as of November 12, 2013	S-1	333-195169	10.11	April 9, 2014

2.2	Certificate of Merger Merging Sonkei Pharmaceuticals, Inc. with and into Cyrenaic Pharmaceuticals, Inc., dated as of November 12, 2013	S-1/A	333-195169	3.3	June 10, 2014

3.1	Amended and Restated Certificate of Incorporation of the Registrant	S-1/A	333-195169	3.1	June 10, 2014

3.2	Amended and Restated Bylaws of the Registrant	S-1/A	333-195169	3.2	June 10, 2014

4.1	Form of Common Stock Certificate	S-1/A	333-195169	4.1	June 10, 2014

4.2	Investor Rights Agreement among the Registrant f/k/a Cyrenaic Pharmaceuticals, Inc. and certain of its security holders, dated as of August 29, 2007	S-1/A	333-195169	4.2	June 10, 2014

4.3	Amendment No. 1 to Investor Rights Agreement among the Registrant and certain of its security holders, dated as of December 20, 2013	S-1/A	333-195169	4.3	June 10, 2014

10.1	Share Purchase Agreement between the Registrant, Mind-NRG SA and Various Shareholders dated as of February 11, 2014	S-1	333-195169	10.13	April 9, 2014

10.2	Common Stock Purchase Agreement between Johnson & Johnson Development Corporation and the Registrant, dated as of February 13, 2014	S-1	333-195169	10.14	April 9, 2014

10.3	Loan Agreement by and among certain stockholders and their affiliates and the Registrant, dated as of April 30, 2014	S-1/A	333-195169	10.26	June 10, 2014

10.4	Loan Agreement by and among certain stockholders and their affiliates and the Registrant, dated as of May 23, 2014	S-1/A	333-195169	10.27	June 10, 2014

Exhibit No.	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.5	Stock Purchase Agreement between Care Capital Investments III LP, Index Ventures III L.P. and the Registrant f/k/a Cyrenaic Pharmaceuticals, Inc., dated as of August 29, 2007	S-1	333-195169	10.19	April 9, 2014

10.6	Amendment No. 1 to Stock Purchase Agreement between Care Capital Investments III LP, Index Ventures III L.P. and the Registrant and various Shareholders, dated as of March 28, 2014	S-1	333-195169	10.20	April 9, 2014

10.7†	Employment Agreement between Remy Luthringer and Mind-NRG SA, the Registrant's subsidiary, dated as of April 8, 2014	S-1	333-195169	10.22	April 9, 2014

10.8†	Employment Agreement between Geoff Race and Mind-NRG SA, the Registrant's subsidiary, dated as of April 8, 2014	S-1	333-195169	10.23	April 9, 2014

10.9†	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers	S-1/A	333-195169	10.1	June 10, 2014

10.10*	License Agreement between Mitsubishi Pharma Corporation and the Registrant f/k/a Cyrenaic Pharmaceuticals, Inc., dated as of August 30, 2007	S-1/A	333-195169	10.2	June 10, 2014

10.11*	Amendment to License Agreement between Mitsubishi Tanabe Pharma Corporation and the Registrant f/k/a Cyrenaic Pharmaceuticals, Inc., dated as of June 16, 2011	S-1/A	333-195169	10.3	June 10, 2014

10.12*	Second Amendment to License Agreement between Mitsubishi Tanabe Pharma Corporation and the Registrant, dated as of January 20, 2014	S-1/A	333-195169	10.4	June 10, 2014

10.13*	License Agreement between Mitsubishi Tanabe Pharma Corporation and the Registrant as successor in interest to Sonkei Pharmaceuticals, Inc., dated as of September 1, 2008	S-1/A	333-195169	10.5	June 10, 2014

10.14*	Amendment to License Agreement between Mitsubishi Tanabe Pharma Corporation and the Registrant, dated as of January 20, 2014	S-1/A	333-195169	10.6	June 10, 2014

10.15*	Co-Development and License Agreement between Janssen Pharmaceutica, N.V. and the Registrant, dated as of February 13, 2014	S-1/A	333-195169	10.7	June 10, 2014

10.16†	Employment Agreement between Joseph Reilly and the Registrant, dated as of December 23, 2013	S-1/A	333-195169	10.9	June 10, 2014

10.17†	Amended and Restated 2013 Equity Incentive Plan of the Registrant	8-K	001-36517	99.1	June 11, 2018

10.18	Loan and Security Agreement by and among Oxford Finance LLC, Silicon Valley Bank and the Registrant, dated as of January 16, 2015	8-K	001-36517	10.1	January 20, 2015

10.19	Form of Securities Purchase Agreement between certain investors referenced therein and the Registrant, dated as of March 13, 2015	8-K	001-36517	10.1	March 18, 2015

10.20	Form of Registration Rights Agreement between certain investors referenced therein and the Registrant, dated as of March 13, 2015	8-K	001-36517	10.3	March 18, 2015

10.21	Second Amendment to License Agreement between Mitsubishi Tanabe Pharma Corporation and the Registrant, dated as of April 21, 2015	10-Q	001-36517	10.5	May 7, 2015

Exhibit No.	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.22†	Amended and Restated Non-Employee Director Compensation Plan	10-Q	001-36517	10.2	August 2, 2018

10.23	First Amendment to Loan and Security Agreement, dated as of August 27, 2015, by and among Oxford Finance LLC, Silicon Valley Bank and the Registrant	8-K	001-36517	10.1	August 28, 2015

10.24†	Employment Agreement between Fred Ahlholm and the Registrant, dated as of May 30, 2014	10-Q	001-36517	10.2	November 5, 2015

10.25	Second Amendment to Loan and Security Agreement, dated as of February 23, 2016, by and among Oxford Finance LLC, Silicon Valley Bank and the Registrant	8-K	001-36517	10.1	February 25, 2016

10.26	Common Stock Purchase Agreement, dated March 17, 2016, by and between David Kupfer and the Registrant	8-K	001-36517	10.1	March 18, 2016

10.27†	Employment Agreement, dated as of August 1, 2016, by and between Mind-NRG SARL and Dr. Remy Luthringer	10-Q	001-36517	10.1	August 4, 2016

10.28†	Employment Agreement, dated as of August 1, 2016, by and between Mind-NRG SARL and Geoffrey Race	10-Q	001-36517	10.2	August 4, 2016

10.29†	Employment Agreement, dated as of August 1, 2016, by and between the Registrant and Frederick Ahlholm	10-Q	001-36517	10.3	August 4, 2016

10.30†	Employment Agreement, dated as of August 1, 2016, by and between the Registrant and Mark S. Levine	10-Q	001-36517	10.4	August 4, 2016

10.31†	Employment Agreement, dated as of August 1, 2016, by and between the Registrant and Joseph Reilly	10-Q	001-36517	10.5	August 4, 2016

10.32†	Form of Restricted Stock Unit Agreement under the Amended and Restated 2013 Equity Incentive Plan of the Registrant	8-K	001-36517	10.1	December 16, 2016

10.33†	Form of Option Grant Agreement under the Amended and Restated 2013 Equity Incentive Plan	10-K	001-36517	10.36	March 13, 2017

10.34	Sublease Agreement dated October 2, 2017 by and between the Registrant and Profitect, Inc. NV	10-Q	001-36517	10.1	November 6,2017

10.35	Amendment No. 1 to Co-Development and License Agreement dated June 13, 2017, by and between the Registrant and Janssen Pharmaceutica NV	8-K	001-36517	10.1	June 14, 2017

10.36	Stock Repurchase Agreement dated June 13, 2017 by and between the Registrant and Johnson & Johnson Innovation-JJDC Inc.	8-K	001-36517	10.2	June 14, 2017

10.37†	Offer Letter by and between the Registrant and Rick Russell, dated December 11, 2017.	8-K	001-36517	10.1	December 11, 2017

10.38†	New Hire Inducement Stock Option Grant by and between the Registrant and Rick Russell, dated December 11, 2017.	8-K	001-36517	10.2	December 11, 2017

10.39†	New Hire Inducement Restricted Stock Unit Grant by and between the Registrant and Rick Russell, dated December 11, 2017.	8-K	001-36517	10.3	December 11, 2017

Exhibit No.	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith

21.1	List of Subsidiaries					X

23.1	Consent of Deloitte & Touche, LLP, independent registered public accounting firm					X

24.1	Power of Attorney (included on the Signature page of this Annual Report on Form 10-K)					X

31.1	Certification of Chief Executive Officer (Principal Executive Officer) pursuant to Section 302 of Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer (Principal Financial Officer) pursuant to Section 302 of Sarbanes-Oxley Act of 2002					X

32.1**	Certification of Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) pursuant to Section 906 of Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
†	Indicates management contract or compensatory plan or arrangement.
*	Confidential treatment has been granted by the Securities and Exchange Commission as to certain portions of this document.
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

ITEM 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MINERVA NEUROSCIENCES, INC.

By:
/s/ Remy Luthringer, Ph.D.
Remy Luthringer, Ph.D.
Chief Executive Officer (Principal Executive Officer)

Date: March 12, 2019

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

Signature	Title	Date
/s/ Remy Luthringer, Ph.D.	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	March 12, 2019
Remy Luthringer, Ph.D.

/s/ Geoffrey Race	Chief Financial Officer (Principal Financial Officer)	March 12, 2019
Geoffrey Race

/s/ Frederick Ahlholm	Chief Accounting Officer (Principal Accounting Officer)	March 12, 2019
Frederick Ahlholm

/s/ William F. Doyle	Member of the Board of Directors	March 12, 2019
William F. Doyle
/s/ Hans Peter Hasler	Member of the Board of Directors	March 12, 2019
Hans Peter Hasler

/s/ Jeryl Hilleman	Member of the Board of Directors	March 12, 2019
Jeryl Hilleman

/s/ David Kupfer, MD	Member of the Board of Directors	March 12, 2019
David Kupfer, MD

/s/ Fouzia Laghrissi-Thode, MD	Member of the Board of Directors	March 12, 2019
Fouzia Laghrissi-Thode, MD

/s/ Jan van Heek	Member of the Board of Directors	March 12, 2019
Jan van Heek