Form 10-Q
period 2019-03-31
Minerva Neurosciences, Inc.
filed 2019-05-06
CIK 1598646

f

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES ☐    NO  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	NERV	The NASDAQ Global Market

The number of shares of Registrant’s Common Stock, $0.0001 par value per share, outstanding as of May 1, 2019 was 39,025,471.

Unless the context suggests otherwise, references in this Quarterly Report on Form 10-Q, or Quarterly Report, to “Minerva,” “the Company,” “we,” “us,” and “our” refer to Minerva Neurosciences, Inc. and, where appropriate, its subsidiaries.

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

PART I – Financial Information

Item 1 – Financial Statements

MINERVA NEUROSCIENCES, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
	2019	2018
Assets
Current assets
Cash and cash equivalents	$30,607,868	$50,234,871
Marketable securities	48,556,558	37,762,439
Restricted cash	100,000	100,000
Prepaid expenses and other current assets	1,054,034	1,921,050
Total current assets	80,318,460	90,018,360

Equipment, net	29,111	33,478
Other noncurrent assets	14,808	14,808
Operating lease right-of-use assets	371,370	—
In-process research and development	34,200,000	34,200,000
Goodwill	14,869,399	14,869,399
Total assets	$129,803,148	$139,136,045

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$3,025,563	$1,799,666
Accrued expenses and other current liabilities	3,720,955	1,809,532
Operating leases	156,159	—
Total current liabilities	6,902,677	3,609,198
Deferred taxes	4,057,488	4,057,488
Deferred revenue	41,175,600	41,175,600
Noncurrent operating leases	243,115	—
Other noncurrent liabilities	—	28,990
Total liabilities	52,378,880	48,871,276
Commitments and contingencies

Stockholders’ equity
Preferred stock; $0.0001 par value; 100,000,000 shares authorized; none issued or outstanding as of March 31, 2019 and December 31, 2018, respectively	—	—
Common stock; $0.0001 par value; 125,000,000 shares authorized; 39,025,471 and 38,937,971 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	3,903	3,894
Additional paid-in capital	307,800,293	304,813,603
Accumulated deficit	(230,379,928)	(214,552,728)
Total stockholders’ equity	77,424,268	90,264,769
Total liabilities and stockholders’ equity	$129,803,148	$139,136,045

See accompanying notes to condensed consolidated financial statements.

MINERVA NEUROSCIENCES, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2019	2018
Expenses
Research and development	$11,606,197	$8,449,267
General and administrative	4,705,674	4,294,545
Total expenses	16,311,871	12,743,812
Loss from operations	(16,311,871)	(12,743,812)

Foreign exchange losses	(6,313)	(18,109)
Investment income	490,984	414,307
Interest expense	—	(70,649)
Net loss	$(15,827,200)	$(12,418,263)

Net loss per share, basic and diluted	$(0.41)	$(0.32)
Weighted average shares outstanding, basic and diluted	38,968,110	38,749,343

See accompanying notes to condensed consolidated financial statements.

MINERVA NEUROSCIENCES, INC.

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited)

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-In Capital	Deficit	Total
Balances at January 1, 2018	38,749,343	$3,875	$295,975,010	$(164,381,441)	$131,597,444
Stock-based compensation	—	—	2,113,936	—	2,113,936
Net loss	—	—	—	(12,418,263)	(12,418,263)
Balances at March 31, 2018	38,749,343	3,875	298,088,946	(176,799,704)	121,293,117

Balances at January 1, 2019	38,937,971	$3,894	$304,813,603	$(214,552,728)	$90,264,769
Exercise of stock options	87,500	9	524,991	—	525,000
Stock-based compensation	—	—	2,461,699	—	2,461,699
Net loss	—	—	—	(15,827,200)	(15,827,200)
Balances at March 31, 2019	39,025,471	$3,903	$307,800,293	$(230,379,928)	$77,424,268

See accompanying notes to condensed consolidated financial statements.

MINERVA NEUROSCIENCES, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(15,827,200)	$(12,418,263)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,367	4,367
Amortization of debt discount recorded as interest expense	—	24,252
Accretion of marketable securities premium	(242,708)	(54,212)
Amortization of right-of-use assets	34,622	—
Stock-based compensation expense	2,461,699	2,113,936
Changes in operating assets and liabilities
Prepaid expenses and other current assets	851,715	(2,944,222)
Accounts payable	1,225,897	1,389,295
Accrued expenses and other current liabilities	1,911,423	952,720
Operating lease liabilities, current	20,609	—
Other noncurrent liabilities	—	395
Operating lease liabilities, noncurrent	(41,016)	—
Net cash used in operating activities	(9,600,592)	(10,931,732)

Cash flows from investing activities:
Proceeds from the maturity and redemption of marketable securities	9,000,000	39,250,000
Purchase of marketable securities	(19,551,411)	(7,934,482)
Net cash (used in) provided by investing activities	(10,551,411)	31,315,518

Cash flows from financing activities:
Proceeds from exercise of stock options	525,000	—
Repayments of notes payable	—	(1,289,882)
Net cash provided (used in) by financing activities	525,000	(1,289,882)
Net (decrease) increase in cash, cash equivalents and restricted cash	(19,627,003)	19,093,904

Cash, cash equivalents and restricted cash
Beginning of period	50,334,871	26,131,821
End of period	$30,707,868	$45,225,725
Supplemental disclosure of cash flow information
Cash paid for interest	—	$53,975
Reconciliation of the Condensed Consolidated Statements of Cash Flows to the Condensed Consolidated Balance Sheets
Cash and cash equivalents	$30,607,868	$45,125,725
Restricted cash	100,000	100,000
Total cash, cash equivalents and restricted cash	$30,707,868	$45,225,725

See accompanying notes to condensed consolidated financial statements.

MINERVA NEUROSCIENCES, INC.

Notes to Condensed Consolidated Financial Statements

As of March 31, 2019 and for the Three Months Ended March 31, 2019 and 2018

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

Liquidity

The accompanying financial statements have been prepared as though the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has limited capital resources and has incurred recurring operating losses and negative cash flows from operations since inception. As of March 31, 2019, the Company has an accumulated deficit of approximately $230.4 million and net cash used in operating activities was approximately $9.6 million during the three months ended March 31, 2019. Management expects to continue to incur operating losses and negative cash flows from operations. The Company has financed its operations to date from proceeds from the sale of common stock, warrants, loans and convertible promissory notes.

As of March 31, 2019, the Company had cash, cash equivalents, marketable securities, and restricted cash of $79.3 million. The Company believes that its existing cash, cash equivalents, restricted cash and marketable securities will be sufficient to meet its cash commitments for at least the next 12 months after the date that the interim condensed financial statements are issued. The process of drug development can be costly and the timing and outcomes of clinical trials is uncertain. The assumptions upon which the Company has based its estimates are routinely evaluated and may be subject to change. The actual amount of the Company’s expenditures will vary depending upon a number of factors including but not limited to the design, timing and duration of future clinical trials, the progress of the Company’s research and development programs, the infrastructure to support a commercial enterprise, the cost of a commercial product launch and the level of financial resources available. The Company has the ability to adjust its operating plan spending levels based on the timing of future clinical trials which will be predicated upon adequate funding to complete the trials.

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

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim reporting and the requirements of the Securities and Exchange Commission (“SEC”) in accordance with Regulation S-X, Rule 10-01. Under those rules, certain notes and financial information that are normally required for annual financial statements can be condensed or omitted. In the opinion of the Company’s management, the accompanying financial statements contain all adjustments (consisting of items of a normal and recurring nature) necessary to present fairly the financial position as of March 31, 2019, the results of operations for the three months ended March 31, 2019 and 2018 and cash flows for the three months ended March 31, 2019 and 2018. The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results to be expected for the full year. When preparing financial statements in conformity with GAAP, management must make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates. The consolidated balance sheet as of December 31, 2018 was derived from the audited annual financial statements. The accompanying unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2018 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 12, 2019.

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

Marketable securities

Marketable securities consists of corporate and U.S. government debt securities maturing in six months or less. Based on the Company’s intentions regarding its marketable securities, all marketable securities are classified as held-to-maturity and are carried under the amortized cost approach. The Company’s investments in marketable securities are classified as Level 2 within the fair value hierarchy. As of March 31, 2019, remaining final maturities of marketable securities ranged from April 2019 to September 2019, with a weighted average remaining maturity of approximately 3.2 months. The following table provides the amortized cost basis, aggregate fair value, unrealized gains/losses, and the net carrying value of investments in held-to-maturity securities as of March 31, 2019:

	March 31, 2019
	Amortized	Aggregate	Unrealized	Unrealized	Net Carrying
	Cost	Fair Value	Gains	Losses	Value
Marketable securities:
Corporate bonds/notes	$10,823,308	$10,832,228	$—	$(8,920)	$10,823,308
Commercial paper	25,819,617	25,819,617	—	—	25,819,617
U.S. government agency securities	11,913,633	11,916,320	—	(2,687)	11,913,633
Marketable securities current total	$48,556,558	$48,568,165	$—	$(11,607)	$48,556,558

	December 31, 2018
	Amortized	Aggregate	Unrealized	Unrealized	Net Carrying
	Cost	Fair Value	Gains	Losses	Value
Marketable securities:
Corporate bonds/notes	$16,054,071	$16,050,462	$3,609	$—	$16,054,071
Commercial paper	17,756,394	17,756,394	—	—	17,756,394
U.S. government agency securities	3,951,974	3,951,040	934	—	3,951,974
Marketable securities current total	$37,762,439	$37,757,896	$4,543	$—	$37,762,439

Restricted cash

Cash accounts with any type of restriction are classified as restricted. The Company maintained restricted cash balances as collateral for corporate credit cards in the amount of $100 thousand at March 31, 2019 and December 31, 2018.

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

The amounts capitalized are being accounted for as indefinite-lived intangible assets, subject to impairment testing, until completion or abandonment of research and development efforts associated with the project. An IPR&D asset is considered abandoned when it ceases to be used (that is, research and development efforts associated with the asset have ceased, and there are no plans to sell or license the asset or derive defensive value from the asset). At that point, the asset is considered to be disposed of and is written off. Upon successful completion of each project, the Company will make a determination about the then remaining useful life of the intangible asset and begin amortization. The Company tests its indefinite-lived intangibles, IPR&D assets, for impairment annually on November 30 and more frequently if events or changes in circumstances indicate that it is more likely than not that the asset is impaired. When testing indefinite-lived intangibles for impairment, the Company may assess qualitative factors for its indefinite-lived intangibles to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the asset is impaired. Alternatively, the Company may bypass this qualitative assessment for some or all of its indefinite-lived intangibles and perform the quantitative impairment test that compares the fair value of the indefinite-lived intangible asset with the asset’s carrying amount. There was no impairment of IPR&D for the three months ended March 31, 2019 or 2018.

Stock-based compensation

The Company recognizes compensation cost relating to stock-based payment transactions using a fair-value measurement method, which requires all stock-based payments to employees, including grants of employee stock options, to be recognized in operating results as compensation expense based on fair value over the requisite service period of the awards. The Company determines the fair value of stock-based awards using the Black-Scholes option-pricing model which uses both historical and current market data to estimate fair value. The method incorporates various assumptions such as the risk-free interest rate, expected volatility, expected dividend yield, actual forfeiture rate and expected life of the options. The fair value of restricted stock units (“RSUs”) is equal to the closing price of the Company’s common stock on the date of grant.

The date of expense recognition for grants to non-employees is the earlier of the date at which a commitment for performance by the counterparty to earn the equity instrument is reached or the date at which the counterparty’s performance is complete. The Company determines the fair value of stock-based awards granted to non-employees similar to the way fair value of awards are determined for employees except that certain assumptions used in the Black-Scholes option-pricing model, such as expected life of the option, may be different.

Foreign currency transactions

The Company’s functional currency is the U.S. Dollar. The Company pays certain vendor invoices in the respective foreign currency. The Company records an expense in U.S. Dollars at the time the liability is incurred. Changes in the applicable foreign currency rate between the date an expense is recorded and the payment date is recorded as a foreign currency gain or loss.

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

Leases

Effective January 1, 2019, the Company adopted Accounting Standards Codification (“ASC”) Topic 842, Leases (“ASC 842”), using the required modified retrospective approach and utilizing the effective date as its date of initial application, for which prior periods are presented in accordance with the previous guidance in ASC 840, Leases (“ASC 840”).

At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on the unique facts and circumstances present in the arrangement. Most leases with a term greater than one year are recognized on the balance sheet as right-of-use assets and short-term and long-term lease liabilities, as applicable. The Company has elected not to recognize on the balance sheet leases with terms of 12 months or less. The Company typically only includes an initial lease term in its assessment of a lease arrangement. Options to renew a lease are not included in the Company’s assessment unless there is reasonable certainty that the Company will renew. The Company monitors its plans to renew its material leases on a quarterly basis.

Operating lease liabilities and their corresponding right-of-use assets are recorded based on the present value of lease payments over the expected remaining lease term. Certain adjustments to the right-of-use asset may be required for items such as incentives received. The interest rate implicit in the Company’s leases is typically not readily determinable. As a result, the Company utilizes its incremental borrowing rate, which reflects the fixed rate at which the Company could borrow on a collateralized basis the amount of the lease payments in the same currency, for a similar term and in a similar economic environment. In transition to ASC 842, the Company utilized the remaining lease term of its leases in determining the appropriate incremental borrowing rates.

In accordance with ASC 842, components of a lease should be allocated between lease components (e.g., land, building, etc.) and non-lease components (e.g., common area maintenance, consumables, etc.).  The fixed and in-substance fixed contract consideration (including any consideration related to non-components) must be allocated based on the respective relative fair values to the lease components and non-lease components.

Although separation of lease and non-lease components is required, certain expedients are available. Entities may elect the practical expedient to not separate lease and non-lease components by class of underlying asset where entities would account for each lease component and the related non-lease component together as a single component. For new and amended leases beginning in 2019 and after, the Company has elected to account for the lease and non-lease components for leases for classes of all underlying assets and allocate all of the contract consideration to the lease component only.

Long-lived assets

The Company reviews the recoverability of all long-lived assets, including the related useful lives, whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset might not be recoverable. If required, the Company compares the estimated undiscounted future net cash flows to the related asset’s carrying value to determine whether there has been an impairment. If an asset is considered impaired, the asset is written down to fair value, which is based either on discounted cash flows or appraised values in the period the impairment becomes known. The Company believes that all long-lived assets are recoverable, and no impairment was deemed necessary at March 31, 2019 and 2018.

Goodwill

The Company tests its goodwill for impairment annually, or whenever events or changes in circumstances indicate an impairment may have occurred, by comparing its reporting unit’s carrying value to its fair value. Impairment may result from, among other things, deterioration in the performance of the acquired business, adverse market conditions, adverse changes in applicable laws or regulations and a variety of other circumstances. If the Company determines that an impairment has occurred, it is required to record a write-down of the carrying value and charge the impairment as an operating expense in the period the determination is made. In evaluating the recoverability of the carrying value of goodwill, the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the acquired assets. Changes in strategy or market conditions could significantly impact those judgments in the future and require an adjustment to the recorded balances. The Company tests its goodwill for impairment as of November 30. There was no impairment of goodwill for the three months ended March 31, 2019 and 2018.

Revenue recognition

The Company applies the revenue recognition guidance in accordance with Financial Accounting Standards Board (“FASB”) ASC 606, Revenue from Contracts with Customers (“ASC 606”). Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred and title has passed, the price is fixed or determinable, and collectability is reasonably assured. The Company is a development stage company and has had no revenues from product sales to date.

When the Company enters into an arrangement that meets the definition of a collaboration under ASC 808, Collaborative Arrangements, the Company recognizes revenue as research and development is performed and its respective share of the expenses are incurred. The Company assesses whether the arrangement contains multiple elements or deliverables, which may include (1) licenses to the Company's technology, (2) research and development activities performed for the collaboration partner, and (3) participation on Joint Steering Committees. Payments may include non-refundable, upfront payments, milestone payments upon achieving significant development events, and royalties on future sales. Each required deliverable is evaluated to determine whether it qualifies as a separate unit of accounting based on whether the deliverable has “stand-alone value” to the customer. The arrangement’s consideration is then allocated to each separate unit of accounting based on the relative selling price of each deliverable. The estimated selling price of each deliverable is determined using the following hierarchy of values: (i) vendor-specific objective evidence of fair value, (ii) third-party evidence of selling price, and (iii) best estimate of selling price. The best estimate of selling price reflects the Company’s best estimate of what the selling price would be if the deliverable was regularly sold by the Company on a stand-alone basis. The consideration allocated to each unit of accounting is then recognized as the related goods or services are delivered, limited to the consideration that is not contingent upon future deliverables. Supply or service transactions may involve the charge of a nonrefundable initial fee with subsequent periodic payments for future products or services. The up-front fees, even if nonrefundable, are recognized as revenue as the products and/or services are delivered and performed over the term of the arrangement.

Deferred revenue

The Company applies the revenue recognition guidance in accordance with ASC 606. Using ASC 606, revenue that is unearned is deferred. Deferred revenue that is expected to be recognized as revenue more than one year subsequent to the balance sheet date is classified as long-term deferred revenue.

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

Recently adopted accounting pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases. The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard was effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available.

The Company adopted ASC 842 on January 1, 2019 using a cumulative-effect adjustment on the effective date of the standard, for which comparative periods are presented in accordance with the previous guidance in ASC 840.

In adopting ASC 842, the Company elected to utilize the available package of practical expedients permitted under the transition guidance within the new standard, which did not require the reassessment of the following: (i) whether existing or expired arrangements are or contain a lease, (ii) the lease classification of existing or expired leases, and (iii) whether previous initial direct costs would qualify for capitalization under the new lease standard. Additionally, the Company made an accounting policy election to exclude leases with a term of 12 months or less from its balance sheet.

The adoption of this standard resulted in the recognition of operating lease liabilities and right-of-use assets of $0.4 million and $0.4 million, respectively, on the Company’s balance sheet relating to its leases for its corporate headquarters at 1601 Trapelo Road, Suite 286, Waltham, MA 02451. The adoption of the standard did not have a material effect on the Company’s condensed consolidated statements of operation and comprehensive loss or condensed consolidated statements of cash flows.

Refer to Note 10 – Leases, for the Company’s current lease commitments.

In March 2017, the FASB issued ASU No. 2017-08, Receivables—Nonrefundable Fees and Other Costs (Subtopic 310-20) Premium Amortization on Purchased Callable Debt Securities. The new standard is intended to enhance the accounting for the amortization of premiums for purchased callable debt securities. This update is effective for annual periods beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption permitted, including adoption in an interim period. The Company adopted the new standard on January 1, 2019. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In June 2018, the FASB issued ASU No. 2018-07, Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. The new standard is intended to reduce the cost and complexity and to improve financial reporting for nonemployee share-based payments. This update expands the scope of Topic 718, Compensation-Stock Compensation (which currently only includes share-based payments to employees) to include share-based payments issued to nonemployees for goods or services. Consequently, the accounting for share-based payments to nonemployees and employees will be substantially aligned. The new standard supersedes Subtopic 505-50, Equity-Equity-Based payments to Non-Employees. The update is effective for the Company for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. Early adoption is permitted, but no earlier than a company’s adoption date of Topic 606, Revenue from Contracts with Customers. The Company adopted the new standard on January 1, 2019. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

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

NOTE 3 — ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following:

	March 31, 2019	December 31, 2018
Research and development costs and other accrued expenses	$2,572,814	$1,353,987
Accrued bonus	501,014	—
Professional fees	395,497	455,545
Vacation pay	251,630	—
	$3,720,955	$1,809,532

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

	Three Months Ended
	March 31,
	2019	2018
Net loss	$(15,827,200)	$(12,418,263)
Weighted average shares of common stock outstanding	38,968,110	38,749,343
Net loss per share of common stock – basic and diluted	$(0.41)	$(0.32)

The following securities outstanding at March 31, 2019 and 2018 have been excluded from the calculation of weighted average shares outstanding as their effect on the calculation of loss per share is antidilutive:

	March 31,
	2019	2018
Common stock options	8,378,672	6,555,150
Restricted stock units	127,300	185,950
Common stock warrants	40,790	40,790

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

The Company paid a facility fee at the time of borrowing of $75 thousand for access to the Term Loans and paid a final payment of $510 thousand in August 2018, representing 5.1% of the total amount borrowed, which has been included as a component of the debt discount and was amortized to interest expense over the term of the loans. The Term Loans matured on August 1, 2018 and the Company made a final repayment in the amount of $510 thousand on such date. As of March 31, 2019, the Company had no borrowings outstanding under the Term Loans.

For the three months ended March 31, 2019 and 2018, the Company recognized interest expense of zero and $0.1 million respectively, including zero and $24 thousand, respectively, related to the debt discount.

NOTE 6 — CO-DEVELOPMENT AND LICENSE AGREEMENT

On February 13, 2014, the Company signed a co-development and license agreement (the “Agreement”) with Janssen, which became effective upon completion of the Company’s initial public offering and provided for the payment of a $22.0 million license fee by the Company. Under the Agreement, Janssen, the licensor, granted the Company an exclusive license, with the right to sublicense, in the Minerva Territory, under (i) certain patent and patent applications to sell products containing any orexin 2 compound, controlled by the licensor and claimed in a licensor patent right as an active ingredient, and (ii) seltorexant for any use in humans. In addition, upon regulatory approval in the Minerva Territory (and earlier if certain default events occur), the Company will have rights to manufacture seltorexant, also known as JNJ-42847922. The Company has granted to the licensor an exclusive license, with the right to sublicense, under all patent rights and know-how controlled by the Company covering selective antagonists of orexin-2 receptors, including seltorexant, to sell those compounds outside the Minerva Territory. In consideration of the licenses granted on July 7, 2014, the Company made a license fee payment of $22.0 million, which was included as a component of research and development expense in 2014.

The Company accounts for the Agreement as a joint risk-sharing collaboration in accordance with ASC 808, Collaborative Arrangements. Payments between the Company and the licensor with respect to each party’s share of seltorexant development costs that have been incurred pursuant to the joint development plan are recorded within research and development expenses or general and administrative expenses, as applicable, in the accompanying consolidated statements of operations due to the joint risk-sharing nature of the activities.

On July 6, 2016, the Company and Janssen agreed that “Decision Point 2” had been reached as defined under the Agreement. As neither party exercised their right to withdraw from the Agreement, the Company paid Janssen $3.5 million and has incurred direct expenses of $0.3 million related to development activities under the current phase of development. During the three months ended March 31, 2019 and 2018, the Company recorded an expense of zero for certain development activities in accordance with the terms of the Agreement.

In June 2017, the Company entered into an amendment (“the Amendment”) to the Agreement. The effectiveness of the Amendment was contingent upon approval of its terms by the European Commission and the closing of the acquisition of Actelion Ltd. by affiliates of Janssen. These conditions were subsequently met, and the Amendment became effective on August 29, 2017. Under the Amendment, Janssen has waived its right to royalties on seltorexant insomnia sales in the Minerva Territory. The Company retains all of its rights to seltorexant, including commercialization of the molecule for the treatment of insomnia and as an adjunctive therapy for MDD, which include an exclusive license in the Minerva Territory, with royalties payable by the Company to Janssen on seltorexant sales outside of the insomnia indication. Royalties on sales outside of the Minerva Territory are payable by Janssen to the Company. Janssen made an upfront payment to the Company of $30 million upon the effectiveness of the Amendment and agreed to make a $20 million payment at the start of a Phase 3 insomnia trial for seltorexant and a $20 million payment when 50% of the patients are enrolled in this trial. Janssen further agreed to waive development payments from the Company until completion of the Phase 2b development milestone. This milestone is referred to as “Decision Point 4”. Completion of the current Phase 2b studies is expected to occur in the second half of 2019. The $30 million payment and $11.2 million in previously accrued collaborative expenses, which were forgiven upon the effective date of the Amendment, are earned and recognized as revenue as the services are performed from the commencement of Phase 3 development to the completion of the development activities using the proportional performance method. The $30 million payment along with the $11.2 million in previously accrued collaborative expenses have been included under deferred revenue on the Company’s balance sheet at March 31, 2019 and December 31, 2018. In connection with the Amendment, the Company repurchased all of the approximately 3.9 million shares of its common stock previously owned by Johnson & Johnson Innovation-JJDC Inc. at a per share price of $0.0001, for an aggregate purchase price of approximately $389.

As a result of the Amendment, the Company assumed strategic control of matters relating to the clinical development of seltorexant for insomnia and has no further financial obligations until after Decision Point 4. After Decision Point 4, both the Company and Janssen have the right to opt-out of the Agreement.

If the Company opts-out, it collects a royalty on worldwide sales of seltorexant in the single digits with no further obligations to Janssen. If Janssen opts-out, the Minerva Territory would be expanded to include North America and the Company would pay Janssen single digit royalties on sales of seltorexant outside of the insomnia indication.

If both parties elect to continue past Decision Point 4 into Phase 3, the Company would be obligated to fund the clinical trials related to insomnia, receive up to $40 million in milestone payments from Janssen, and be responsible for 40% of all costs incurred in the Phase 3 MDD program.

The Company determined that the license under the Amendment is not considered to be a separate deliverable as it contains no value without the development activities performed under the Agreement. The participation in the joint steering committee under the Amendment is considered to be not separable from the development activities and therefore the two deliverables are combined into a single unit of account. The Company concluded that the milestone payments are related to future performance obligations and will be recognized as those performance obligations are performed by the Company. Similarly, the Company will recognize royalty revenues in the periods of the sale of the related products, provided that no future performance obligations exist and revenue recognition is limited to amounts for which it is probable that a significant reversal will not occur.

NOTE 7 — STOCKHOLDERS’ EQUITY

Term loan warrants

In connection with the Loan Agreement, the Company issued the Lenders warrants to purchase shares of its common stock upon its draw of each tranche of the Term Loans (see Note 5). The aggregate number of shares of common stock issuable upon exercise of the warrants is equal to 2.25% of the amount drawn of such tranche, divided by the average closing price per share of the Company’s common stock reported on the Nasdaq Global Market for the 10 consecutive trading days prior to the applicable draw. Upon the draw of the Term A Loans, the Company issued the Lenders warrants to purchase 40,790 shares of common stock at a per share exercise price of $5.516. The warrants are immediately exercisable upon issuance, and other than in connection with certain mergers or acquisitions, will expire on the ten-year anniversary of the date of issuance. The fair value of the warrants was estimated at $0.2 million using a Black-Scholes model and assuming: (i) expected volatility of 100.8%, (ii) risk free interest rate of 1.83%, (iii) an expected life of 10 years and (iv) no dividend payments. The fair value of the warrants was included as a discount to the Term A Loans and also as a component of additional paid-in capital and will be amortized to interest expense over the term of the loan. All such warrants were outstanding as of March 31, 2019.

NOTE 8 — STOCK AWARD PLAN AND STOCK-BASED COMPENSATION

In December 2013, the Company adopted the 2013 Equity Incentive Plan (as subsequently amended and restated, the “Plan”), which provides for the issuance of options, stock appreciation rights, stock awards and stock units. On January 1, 2018, in accordance with the terms of the Plan, the total shares authorized for issuance under the plan increased by 750,000 to 6,531,333. This increase represents the lesser of 750,000 shares or 4% of the total shares outstanding calculated as of the end of the most recent fiscal year. The exercise price per share shall not be less than the fair value of the Company’s underlying common stock on the grant date and no option may have a term in excess of ten years. In December 2017, the Company issued inducement awards in the form of an option to purchase 775,000 shares of the Company’s common stock with an exercise price of $6.05 per share and a restricted stock unit award to acquire 40,000 shares of the Company’s common stock, to Rick Russell in connection with his appointment as the Company’s President. These inducement awards are outside of, but subject to the terms generally consistent with, the Plan, as a material inducement to Mr. Russell’s acceptance of employment with the Company in accordance with Nasdaq Listing Rule 5635(c)(4). In June 2018, the Company increased the aggregate number of shares of common stock authorized for issuance under the Plan by 2,500,000 shares. Stock option activity for employees and non-employees for the three months ended March 31, 2019 is as follows:

	Shares Issuable Pursuant to Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Total Intrinsic Value (in thousands)
Outstanding January 1, 2019	8,498,047	$6.99	8.1	$5,214

Granted	—	$—
Exercised	(87,500)	$6.00
Forfeited	(31,875)	$6.51
Outstanding March 31, 2019	8,378,672	$7.00	7.8	$11,212
Exercisable March 31, 2019	4,078,271	$6.46	6.8	$7,635
Available for future grant	801,654

The weighted average grant-date fair value of stock options outstanding on March 31, 2019 was $5.17 per share. Total unrecognized compensation costs related to non-vested stock options at March 31, 2019 was approximately $21.2 million and is expected to be recognized within future operating results over a weighted-average period of 3.0 years. The total intrinsic value of the options exercised during the three months ended March 31, 2019 was approximately $0.2 million. No options were exercised during the three months ended March 31, 2018.

The expected term of the employee-related options was estimated using the “simplified” method as defined by the SEC’s Staff Accounting Bulletin No. 107, Share-Based Payment. The volatility assumption was determined by examining the historical volatilities for industry peer companies, as the Company did not have sufficient trading history for its common stock. The risk-free interest rate assumption is based on the U.S. Treasury instruments whose term was consistent with the expected term of the options. The dividend assumption is based on the Company’s history and expectation of dividend payouts. The Company has never paid dividends on its common stock and does not anticipate paying dividends on its common stock in the foreseeable future. Accordingly, the Company has assumed no dividend yield for purposes of estimating the fair value of the options.

The Company uses the Black-Scholes model to estimate the fair value of stock options granted. For stock options granted to employees during the three months ended March 31, 2019 and 2018, the Company utilized the following assumptions:

	March 31,
	2019(1)	2018
Expected term (years)	—	6.25
Risk free interest rate	—	2.33%
Volatility	—	83%
Dividend yield	—	0%
Weighted average grant date fair value per share of common stock	—	$4.47

(1)	There were no stock options granted to employees during the three months ended March 31, 2019.

The Company from time to time grants options to purchase common stock to non-employees for services rendered and records expense ratably over the vesting period of each award. The Company estimates the fair value of the stock options using the Black-Scholes valuation model at each reporting date. The Company granted zero stock options to non-employees and recorded stock-based compensation expense of $0.2 million during the three months ended March 31, 2019. The Company granted 40,000 stock options to non-employees and recorded stock-based compensation expense of $0.2 million during the three months ended March 31, 2018.

For stock options granted to non-employees, the Company utilized the following assumptions:

	March 31,
	2019(1)	2018
Expected term (years)	—	8.4-9.8
Risk free interest rate	—	2.71-2.74%
Volatility	—	85-113%
Dividend yield	—	0%
Weighted average reporting date fair value per share of common stock	—	$5.56

(1)	There were no stock options granted to non-employees during the three months ended March 31, 2019.

RSU activity under the Plan for the three months ended March 31, 2019 is as follows:

		Weighted- Average
		Grant Date
	RSUs	Fair Value
Unvested January 1, 2019	127,300	$11.71
Granted	—	$—
Vested	—	$—
Forfeited	—	$—
Unvested March 31, 2019	127,300	$11.71

RSUs awarded to employees generally vest one-fourth per year over four years from the anniversary of the date of grant, provided the employee remains continuously employed with the Company. Shares of the Company’s stock are delivered to the employee upon vesting, subject to payment of applicable withholding taxes. The fair value of RSUs is equal to the closing price of the Company’s common stock on the date of grant. Total unrecognized compensation costs related to non-vested RSUs at March 31, 2019 was approximately $1.3 million and is expected to be recognized within future operating results over a period of 1.8 years. The following table presents stock-based compensation expense included in the Company’s consolidated statements of operations:

	Three Months Ended
	March 31,
	2019	2018
Research and development	$700,263	$524,146
General and administrative	1,761,436	1,589,790
Total	$2,461,699	$2,113,936

NOTE 9 — COMMITMENTS AND CONTINGENCIES

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

Refer to Note 10 – Leases, for the Company’s current lease commitments.

NOTE 10 — LEASES

Operating leases

On October 2, 2017, the Company entered into an office sublease agreement (the “Sublease”) with Profitect, Inc. (the “Sublandlord”) to sublease approximately 5,923 rentable square feet of office space located at 1601 Trapelo Road, Waltham, MA 02451 (the “Premises”). The term of the Sublease began on November 1, 2017 and will expire on July 31, 2021 (the “Term”), with a monthly rental rate starting at $14,808 and escalating to a maximum monthly rental rate of $16,288 in the final 12 months of the Term. The Sublandlord provided the Premises to the Company free of charge for the first two months of the Term. The Company will recognize the remaining expense on a straight-line basis over the remaining Term.

Throughout the Term, the Company is responsible for paying certain costs and expenses, in addition to the rent, as specified in the
Sublease, including a proportionate share of applicable taxes, operating expenses and utilities. In applying the ASC 842 transition guidance, the Company retained the classification of this Sublease as operating and recorded a lease liability and a right-of-use asset on the ASC 842 effective date.

The following table contains a summary of the Sublease costs recognized under ASC 842 and other information pertaining to the Company’s operating Sublease for the three months ended March 31, 2019:

Three Months Ended
March 31, 2019
Sublease cost
Operating Sublease cost	$44,817
Total Sublease cost	$44,817

Other information
Operating cash flows used for operating Sublease	$30,602
Weighted average remaining Sublease term	2.3 years
Weighted average discount rate	10%

Future minimum Sublease payments under the Company’s non-cancelable operating Sublease as of March 31, 2019, are as follows:

Future Operating Sublease Payments	Waltham
2019 (excluding the three months ended March 31, 2019)	$140,177
2020	192,004
2021	114,018
Thereafter	—
Total Sublease payments	$446,199
Less: imputed interest	(46,925)
Total operating Sublease liabilities at March 31, 2019	$399,274

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

Also refer to Note 6 – Co-Development and License Agreement and Note 7 – Stockholders’ Equity for additional related party transactions.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with our condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our annual audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2018 as filed with the Securities and Exchange Commission on March 12, 2019.

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

Our product portfolio and potential indications include: roluperidone (also known as MIN-101) for the treatment of negative symptoms in patients with schizophrenia; seltorexant (also known as MIN-202 or JNJ-42847922), which we are co-developing with Janssen Pharmaceutica NV (“Janssen”) for the treatment of insomnia disorder and adjunctive treatment of Major Depressive Disorder (“MDD”); MIN-117 for the treatment of MDD; and MIN-301 for the treatment of Parkinson’s disease. We believe our product candidates have significant potential to improve the lives of a large number of affected patients and their families who are currently not well-served by available therapies.

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

Clinical Updates

Roluperidone (MIN-101)

Phase 3 Clinical Trial

In December 2017, the first patient was screened in the pivotal Phase 3 clinical trial of roluperidone (Study MIN-101C07) as monotherapy for negative symptoms in patients diagnosed with schizophrenia. The trial is a multicenter, randomized, double-blind, parallel-group, placebo-controlled, 12-week study to evaluate the efficacy and safety of 32 milligrams, or mg, and 64 mg of roluperidone in adult patients with negative symptoms of schizophrenia. The 12-week study will be followed by a 40-week, open-label extension period during which patients on the drug will continue receiving their original dose and patients on placebo will receive either 32 mg or 64 mg of roluperidone.

The approximately 500 patients we expect to enroll in this trial at clinical sites in the U.S. and Europe will be initially randomized equally to receive one of the two doses of roluperidone or placebo for 12 weeks. Thereafter, all patients will continue treatment with roluperidone for the 40-week extension period if they elect to enter that period.

We expect to complete enrollment in this trial during the second half of 2019, with top line results from the 12-week, double-blind portion of the study to be available in the fourth quarter of 2019.

The primary endpoint of this trial will be improvement in negative symptoms in patients treated with roluperidone compared to placebo as measured by the change in the Positive and Negative Syndrome Scale, or PANSS, Marder negative symptoms factor score (“NSFS”), over the 12-week double-blind treatment period. To support the use of the Marder NSFS as the primary endpoint in the Phase 3 study, it was applied to the Phase 2b PANSS data, and the resulting analysis confirmed the robustness of the effect of roluperidone for the two tested doses. The key secondary endpoint will be the effect of roluperidone compared to placebo as measured by the Personal and Social Performance, or PSP, total score over the same period. Additional secondary endpoints will be the effect of roluperidone compared to placebo on the Clinical Global Impression of Severity (“CGI-S”) score and safety and tolerability.

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

Brain-Derived Neurotrophic Factor Findings

We have completed a pre-clinical study that provides evidence of the effect of roluperidone on Brain-Derived Neurotrophic Factor (“BDNF”) and on Glial Cell-Derived Neurotrophic Factor (“GDNF”). BDNF is the most widely distributed member of neurotrophins in the brain and has been associated with neurogenesis, neuroplasticity, neuroprotection, synapse regulation, learning and memory. Its involvement in schizophrenia has also been described. GDNF is another neurotrophin known to promote the survival of different types of brain cells and has been shown to be essential for the maintenance and survival of dopamine neurons.

Data from this study were presented at the 2019 Congress of the Schizophrenia International Research Society on April 11, 2019.  These findings demonstrate that administration of roluperidone significantly increased BDNF release by astrocytes and hippocampal neurons obtained from the cerebral cortex of newborn rats, as well as the release of GDNF (Glial cell derived neurotrophic factor) in cultured astrocytes. Furthermore, data showed that roluperidone enhanced BDNF gene expression at drug concentrations similar to those observed in humans at tested doses.

Based on these results, we believe that the effect of roluperidone on BDNF and GDNF may indicate its potential for disease modification and improved neuroplasticity, in addition to its observed effects on the sigma2 and serotoninergic 5-HT2A neurotransmitter pathways.

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

Approximately 324 patients are expected to be enrolled in the U.S. and Europe. Patients will be randomized to one of three arms, including placebo and the two dosage arms, in a 2:1:1 ratio, resulting in approximately 162 patients in the placebo group and 81 patients in each of the two MIN-117 treatment groups. The study design includes a screening phase of up to three weeks, a 6-week double-blind treatment phase and a 2-week post-study follow-up period. We expect to complete enrollment in this trial in the third quarter of 2019, with top line results to be available in the fourth quarter of 2019.

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

Seltorexant (MIN-202)

Phase 2b Trials in MDD

A Phase 2b trial of seltorexant as adjunctive therapy to antidepressants is ongoing in adult patients with MDD who have responded inadequately to antidepressant therapy (the “2001 Trial”). The primary objectives of this multi-center, double-blind, randomized, parallel group, placebo-controlled, adaptive-dose finding study are to assess the dose-response relationship and antidepressant effects of up to three doses of seltorexant (10, 20, and 40 mg) and to assess the safety and tolerability of seltorexant compared to placebo. The trial consists of three phases: a screening phase lasting up to four weeks, a 6-week double-blind treatment phase and a 2-week post-treatment follow-up phase. We plan to enroll approximately 280 patients in the U.S., Europe, Russia and Japan.

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

The trial consists of three phases: a screening phase lasting up to four weeks, a six-month double-blind treatment phase and a 2-week follow-up phase. Approximately 100 patients 18 to 64 years of age are planned to be randomized in the U.S. to receive either flexibly dosed seltorexant, 20 mg or 40 mg, or flexibly dosed quetiapine XR, 150 mg or 300 mg. Subjects will continue to take their baseline antidepressant therapy of either a selective serotonin reuptake inhibitor (“SSRI”) or a serotonin-norepinephrine reuptake inhibitor (“SNRI”) at the same dose throughout the screening, double-blind and follow-up phases.

Enrollment in the 2002 trial was temporarily suspended during the first quarter of 2018 due to a drug packaging issue. This issue has been resolved, and enrollment was restarted in the second quarter of 2018. We have completed pre-clinical fertility studies in female rats to assess the potential relevance to exposing women of child bearing potential to seltorexant and have requested regulatory clearance to lift the ban on enrolling these women.

Enrollment has been completed in the 2001 Trial in MDD and we expect top line results from this trial to be available in the second quarter of 2019. Enrollment has been completed in the 2002 Trial in MDD and we expect top line results from this trial to be available in the third quarter of 2019.

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

A total of approximately 360 patients 18 to 85 years of age are expected to be randomized in this study at clinical sites in the U.S., European Union, and Japan.

Enrollment in the 2005 Trial in Insomnia has been completed and we expect top line results from this trial to be available in the second quarter of 2019.

MIN-301

Results from a non-human primate study showed that treatment with an analog of MIN-301 resulted in improvements in a range of symptoms associated with a Parkinson’s disease model in primates. The results confirmed the beneficial effects of MIN-301 in non-primate pre-clinical models. We believe these data provide support for advancing MIN-301 into clinical trials for the treatment of Parkinson’s disease in humans. Building upon these data, we are continuing to conduct pre-clinical studies in preparation for an Investigational New Drug (“IND”) or Investigational Medicinal Product Dossier (“IMPD”) filing, with a Phase 1 study expected to commence thereafter.

Financial Overview

Revenue. None of our product candidates have been approved for commercialization and we have not recognized any revenue in connection with the sale or license of our product candidates. As a result of the Amendment to our Co-Development and License Agreement with Janssen, we have Deferred Revenue that will be recognized in future periods, the timing of which is subject to certain future events that will be evaluated in conjunction with the relevant revenue recognition pronouncements.

Research and Development Expenses. Research and development expenses consists of costs incurred in connection with the development of our product candidates, including: fees paid to consultants and clinical research organizations (“CROs”) including in connection with our non-clinical and clinical trials, and other related clinical trial fees, such as for investigator grants, patient screening, laboratory work, clinical trial database management, clinical trial material management and statistical compilation and analysis; licensing fees; costs related to acquiring clinical trial materials; costs related to compliance with regulatory requirements; and costs related to salaries, benefits, bonuses and stock-based compensation granted to employees in research and development functions. We expense research and development costs as they are incurred.

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

Results of Operations

Comparison of Three Months Ended March 31, 2019 versus March 31, 2018

Research and Development Expenses

Total research and development expenses were $11.6 million for the three months ended March 31, 2019 compared to $8.4 million for the same period in 2018, an increase of approximately $3.2 million. The increase in research and development expenses primarily reflects higher development expenses for the Phase 3 clinical trial of roluperidone and the Phase 2b clinical trial of MIN-117. We expect research and development expenses to increase during 2019 as we increase patient enrollment and related support activities for the roluperidone and MIN-117 clinical trials.

General and Administrative Expenses

Total general and administrative expenses were $4.7 million for the three months ended March 31, 2019 compared to $4.3 million for the same period in 2018, an increase of approximately $0.4 million. The increase in general and administrative expenses was primarily due to an increase in non-cash stock-based compensation expenses and salary costs from increased staffing to support our pre-commercial activities. We expect general and administrative expenses to increase during 2019 as we continue to invest in the infrastructure necessary to support our growth.

Foreign Exchange Losses

Foreign exchange losses were $6 thousand for the three months ended March 31, 2019 compared to a loss of $18 thousand for the same period in 2018, a decreased loss of $12 thousand. The loss was primarily due to clinical activities denominated in Euros.

Investment Income

Investment income was $0.5 million for the three months ended March 31, 2019 compared to $0.4 million for the same period in 2018, an increase of $0.1 million. The increase was due to investment income on cash equivalents and marketable securities.

Interest Expense

Interest expense was zero for the three months ended March 31, 2019 compared to $0.1 million for the same period in 2018, a decrease of $0.1 million. The decrease was due to the repayment of principal on our Term A loans in 2018.

Liquidity and Capital Resources

Sources of Liquidity

We have incurred losses and cumulative negative cash flows from operations since our inception in April 2007 and, as of March 31, 2019, we had an accumulated deficit of approximately $230.4 million. We anticipate that we will continue to incur net losses for the foreseeable future as we continue the development and potential commercialization of our product candidates and to support our operations as a public company. At March 31, 2019, we had approximately $79.3 million in cash, cash equivalents, marketable securities, and restricted cash. We believe that our existing cash, cash equivalents, restricted cash and marketable securities will be sufficient to meet our cash commitments for at least the next 12 months after the date that the interim condensed financial statements are issued. The process of drug development can be costly and the timing and outcomes of clinical trials is uncertain. The assumptions upon which we have based our estimates are routinely evaluated and may be subject to change. The actual amount of our expenditures will vary depending upon a number of factors including but not limited to the design, timing and duration of future clinical trials, the progress of our research and development programs, the infrastructure to support a commercial enterprise, the cost of a commercial product launch and the level of financial resources available. We have the ability to adjust our operating plan spending levels based on the timing of future clinical trials which will be predicated upon adequate funding to complete the trials.

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

Public Offering of Common Stock

On July 5, 2017, we closed a public offering of common stock, in which we issued and sold 5,750,000 shares of our common stock, including 750,000 shares sold pursuant to the underwriters’ full exercise of their option to purchase additional shares, at a public offering price of $7.75, for aggregate gross proceeds to us of $44.6 million. All of the shares issued and sold in this public offering were registered under the Securities Act pursuant to a registration statement on Form S-3 (File No. 333-205764) and a related prospectus and prospectus supplement, in each case filed with the SEC. We incurred $3.0 million in underwriting discounts and commissions and transaction costs, which will be included as a component of additional paid-in capital, resulting in net proceeds of approximately $41.6 million.

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

Until such time, if ever, as we can generate substantial revenue from product sales, we expect to finance our cash needs through a combination of equity offerings, debt financings, government or other third‑party funding, commercialization, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of our common stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Additional debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through government or other third‑party funding, commercialization, marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us. There can be no assurance that such additional funding, if available, can be obtained on terms acceptable to us. If we are unable to obtain additional financing, future operations would need to be scaled back or discontinued. We believe that our existing cash, cash equivalents, marketable securities, and restricted cash will be sufficient to meet our cash commitments for at least the next 12 months after the date that the interim condensed financial statements are issued. The timing of future capital requirements depends upon many factors including the size and timing of future clinical trials, the timing and scope of any strategic partnering activity and the progress of other research and development activities.

Under our $10.0 million Term A Loan, (See Note 5) we have made principal repayments of approximately $10.0 million and made a final repayment of all outstanding borrowings on August 1, 2018.

Cash Flows

The table below sets forth our significant sources and uses of cash for the periods.

	Three Months Ended
	March 31,
	2019	2018
	(dollars in millions)
Net cash provided by (used in):
Operating activities	$(9.6)	$(10.9)
Investing activities	(10.5)	31.3
Financing activities	0.5	(1.3)
Net (decrease) increase in cash	$(19.6)	$19.1

Net Cash Used in Operating Activities

Net cash used in operating activities of approximately $9.6 million during the three months ended March 31, 2019 was primarily due to our net loss of $15.8 million and amortization of investments of $0.2 million, partially offset by stock-based compensation expense of $2.5 million, a $1.9 million increase in accrued expenses, a $1.2 increase in accounts payable and an increase in prepaid expense of $0.8 million.

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

Net Cash (Used in) Provided by Investing Activities

Net cash used in investing activities of approximately $10.5 million during the three months ended March 31, 2019 was primarily due to the purchase of marketable securities of $19.5 million, partially offset by the maturity and redemption of marketable securities of $9.0 million.

Net cash provided by investing activities of approximately $31.3 million during the three months ended March 31, 2018 was primarily due to the maturity and redemption of marketable securities of $39.3 million, partially offset by the purchase of marketable securities of $7.9 million.

Net Cash Provided by (Used in) Financing Activities

Net cash provided by financing activities of $0.5 million during the three months ended March 31, 2019 was due to the proceeds from the exercise of common stock options of $0.5 million.

Net cash used in financing activities of $1.3 million during the three months ended March 31, 2018 was due to principal repayments under the Term A loans of $1.3 million.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements as defined under SEC rules.

Critical Accounting Policies and Estimates

In our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, our most critical accounting policies and estimates upon which our financial status depends were identified as those relating to stock-based compensation; research and development costs; in-process research and development; goodwill; income taxes; Jumpstart Our Business Startups Act; net operating losses and tax credit carryforwards; and impairment of long-lived assets. We reviewed our policies and determined that those policies remain our most critical accounting policies for the three months ended March 31, 2019.

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

Our management, with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2019. Based on the evaluation of our disclosure controls and procedures as of March 31, 2019, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

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

Item 1A.   Risk Factors

We operate in a rapidly changing environment that involves a number of risks which could materially affect our business, financial condition or future results, some of which are beyond our control. In addition to the other information set forth in this Quarterly Report on Form 10-Q, the risks and uncertainties that we believe are most important for you to consider are discussed in Part I-Item 1A under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the SEC on March 12, 2019. The risk factors set forth below are risk factors containing changes, which may be material, from the risk factors previously disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, as filed with the SEC.

We have incurred significant losses since our inception. We expect to continue to incur losses over the next several years and may never achieve or maintain profitability.

We are a clinical development-stage biopharmaceutical company. In November 2013, we merged with Sonkei Pharmaceuticals, Inc. (“Sonkei”) and, in February 2014, we acquired Mind-NRG, which were also clinical development-stage biopharmaceutical companies. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval or become commercially viable. As an early stage company, we have limited experience and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly the biopharmaceutical area. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we continue to incur significant research and development and other expenses related to our ongoing operations.

We are not profitable and have incurred losses in each period since our inception in 2007. For the three months ended March 31, 2019, and 2018, we reported net losses of $15.8 million and $12.4 million, respectively. As of March 31, 2019, we had an accumulated deficit of $230.4 million.

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

Our operations and the historic operations of Sonkei and Mind-NRG have consumed substantial amounts of cash since inception. We expect our research and development expenses to increase substantially in connection with our ongoing activities to develop and commercialize product candidates.

As of March 31, 2019, we had cash, cash equivalents, marketable securities, and restricted cash of $79.3 million. We believe that our existing cash, cash equivalents, restricted cash and marketable securities will be sufficient to meet our cash commitments for at least the next 12 months after the date that our interim condensed financial statements are issued. The process of drug development can be costly and the timing and outcomes of clinical trials is uncertain. The assumptions upon which we have based our estimates are routinely evaluated and may be subject to change. The actual amount of our expenditures will vary depending upon a number of factors including but not limited to the design, timing and duration of future clinical trials, the progress of our research and development programs, the infrastructure to support a commercial enterprise, the cost of a commercial product launch and the level of financial resources available.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

We did not sell any unregistered securities during the three months ended March 31, 2019.

Issuer Purchases of Equity Securities

We did not repurchase any securities during the three months ended March 31, 2019.

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

333-195169

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s registration statement on Form S-1/A filed with the SEC on June 10, 2014)	333-195169

10.1†	Employment Agreement between Devin Smith and the Registrant, dated as of June 12, 2018

31.1	Certification of Chief Executive Officer (Principal Executive Officer) pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer (Principal Financial Officer) pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1+	Certification of Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) pursuant to Section 906 of Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

†	Indicates management contract or compensatory plan or arrangement.

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

Date: May 6, 2019