Form 10-Q
period 2019-06-30
Minerva Neurosciences, Inc.
filed 2019-08-05
CIK 1598646

yahf

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

The number of shares of Registrant’s Common Stock, $0.0001 par value per share, outstanding as of July 31, 2019 was 39,025,471.

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

PART I – Financial Information

Item 1 – Financial Statements

MINERVA NEUROSCIENCES, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
	2019	2018
Assets
Current assets
Cash and cash equivalents	$27,844,692	$50,234,871
Marketable securities	41,448,613	37,762,439
Restricted cash	100,000	100,000
Prepaid expenses and other current assets	1,453,233	1,921,050
Total current assets	70,846,538	90,018,360

Equipment, net	24,744	33,478
Other noncurrent assets	14,808	14,808
Operating lease right-of-use assets	335,849	—
In-process research and development	34,200,000	34,200,000
Goodwill	14,869,399	14,869,399
Total assets	$120,291,338	$139,136,045

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	2,941,788	1,799,666
Accrued expenses and other current liabilities	4,485,605	1,809,532
Operating leases	161,602	—
Total current liabilities	7,588,995	3,609,198
Deferred taxes	4,057,488	4,057,488
Deferred revenue	41,175,600	41,175,600
Noncurrent operating leases	201,066	—
Other noncurrent liabilities	—	28,990
Total liabilities	53,023,149	48,871,276
Commitments and contingencies (Note 9)

Stockholders’ equity
Preferred stock; $0.0001 par value; 100,000,000 shares authorized; none issued or outstanding as of June 30, 2019 and December 31, 2018, respectively	—	—
Common stock; $0.0001 par value; 125,000,000 shares authorized; 39,025,471 and 38,937,971 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	3,903	3,894
Additional paid-in capital	310,120,685	304,813,603
Accumulated deficit	(242,856,399)	(214,552,728)
Total stockholders’ equity	67,268,189	90,264,769
Total liabilities and stockholders’ equity	$120,291,338	$139,136,045

See accompanying notes to condensed consolidated financial statements

MINERVA NEUROSCIENCES, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Expenses
Research and development	$8,319,612	$9,062,234	$19,925,809	$17,511,501
General and administrative	4,584,361	3,872,309	9,290,035	8,166,854
Total expenses	12,903,973	12,934,543	29,215,844	25,678,355
Loss from operations	(12,903,973)	(12,934,543)	(29,215,844)	(25,678,355)

Foreign exchange (losses) gains	(6,718)	29,274	(13,031)	11,165
Investment income	434,220	411,542	925,204	825,849
Interest expense	—	(35,781)	—	(106,430)
Net loss	$(12,476,471)	$(12,529,508)	$(28,303,671)	$(24,947,771)

Net loss per share, basic and diluted	$(0.32)	$(0.32)	$(0.73)	$(0.64)
Weighted average shares outstanding, basic and diluted	39,025,471	38,749,343	38,996,949	38,749,343

See accompanying notes to condensed consolidated financial statements

MINERVA NEUROSCIENCES, INC.

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited)

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-In Capital	Deficit	Total
Balances at January 1, 2018	38,749,343	$3,875	$295,975,010	$(164,381,441)	$131,597,444
Stock-based compensation	—	—	2,113,936	—	2,113,936
Net loss	—	—	—	(12,418,263)	(12,418,263)
Balances at March 31, 2018	38,749,343	3,875	298,088,946	(176,799,704)	121,293,117
Stock-based compensation	—	—	1,897,873	—	1,897,873
Net loss	—	—	—	(12,529,508)	(12,529,508)
Balances at June 30, 2018	38,749,343	$3,875	$299,986,819	$(189,329,212)	$110,661,482

Balances at January 1, 2019	38,937,971	$3,894	$304,813,603	$(214,552,728)	$90,264,769
Exercise of stock options	87,500	9	524,991	—	525,000
Stock-based compensation	—	—	2,461,699	—	2,461,699
Net loss	—	—	—	(15,827,200)	(15,827,200)
Balances at March 31, 2019	39,025,471	3,903	307,800,293	(230,379,928)	77,424,268
Stock-based compensation	—	—	2,320,392	—	2,320,392
Net loss	—	—	—	(12,476,471)	(12,476,471)
Balances at June 30, 2019	39,025,471	$3,903	$310,120,685	$(242,856,399)	$67,268,189

See accompanying notes to condensed consolidated financial statements

MINERVA NEUROSCIENCES, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(28,303,671)	$(24,947,771)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,734	8,734
Amortization of debt discount recorded as interest expense	—	36,638
Accretion of marketable securities premium	(501,227)	(82,869)
Amortization of right-of-use assets	70,143	—
Stock-based compensation expense	4,782,091	4,011,809
Changes in operating assets and liabilities
Prepaid expenses and other current assets	452,516	(1,930,254)
Accounts payable	1,142,122	(125,793)
Accrued expenses and other current liabilities	2,676,073	871,614
Operating lease liabilities, current	26,052	—
Other noncurrent liabilities	—	790
Operating lease liabilities, noncurrent	(83,065)	—
Net cash used in operating activities	(19,730,232)	(22,157,102)

Cash flows from investing activities:
Proceeds from the maturity and redemption of marketable securities	30,000,000	75,351,000
Purchase of marketable securities	(33,184,947)	(7,934,482)
Net cash (used in) provided by investing activities	(3,184,947)	67,416,518

Cash flows from financing activities:
Proceeds from exercise of stock options	525,000	—
Repayments of notes payable	—	(2,602,632)
Net cash provided by (used in) financing activities	525,000	(2,602,632)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(22,390,179)	42,656,784

Cash, cash equivalents and restricted cash
Beginning of period	50,334,871	26,131,821
End of period	$27,944,692	$68,788,605
Supplemental disclosure of cash flow information
Cash paid for interest	$—	$85,082
Reconciliation of the Condensed Consolidated Statements of Cash Flows to the Condensed Consolidated Balance Sheets
Cash and cash equivalents	$27,844,692	$68,688,605
Restricted cash	100,000	100,000
Total cash, cash equivalents and restricted cash	$27,944,692	$68,788,605

See accompanying notes to condensed consolidated financial statements

MINERVA NEUROSCIENCES, INC.

Notes to Condensed Consolidated Financial Statements

As of June 30, 2019 and for the Six Months Ended June 30, 2019 and 2018

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

Liquidity

The accompanying financial statements have been prepared as though the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has limited capital resources and has incurred recurring operating losses and negative cash flows from operations since inception. As of June 30, 2019, the Company has an accumulated deficit of approximately $242.9 million and net cash used in operating activities was approximately $19.7 million during the six months ended June 30, 2019. Management expects to continue to incur operating losses and negative cash flows from operations. The Company has financed its operations to date from proceeds from the sale of common stock, warrants, loans and convertible promissory notes.

As of June 30, 2019, the Company had cash, cash equivalents, marketable securities, and restricted cash of $69.4 million. The Company believes that its existing cash, cash equivalents, restricted cash and marketable securities will be sufficient to meet its cash commitments for at least the next 12 months after the date that the interim condensed financial statements are issued. The process of drug development can be costly and the timing and outcomes of clinical trials is uncertain. The assumptions upon which the Company has based its estimates are routinely evaluated and may be subject to change. The actual amount of the Company’s expenditures will vary depending upon a number of factors including but not limited to the design, timing and duration of future clinical trials, the progress of the Company’s research and development programs, the infrastructure to support a commercial enterprise, the cost of a commercial product launch and the level of financial resources available. The Company has the ability to adjust its operating plan spending levels based on the timing of future clinical trials which will be predicated upon adequate funding to complete the trials.

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

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim reporting and the requirements of the Securities and Exchange Commission (“SEC”) in accordance with Regulation S-X, Rule 10-01. Under those rules, certain notes and financial information that are normally required for annual financial statements can be condensed or omitted. In the opinion of the Company’s management, the accompanying financial statements contain all adjustments (consisting of items of a normal and recurring nature) necessary to present fairly the financial position as of June 30, 2019, the results of operations for the three and six months ended June 30, 2019 and 2018 and cash flows for the six months ended June 30, 2019 and 2018. The results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of the results to be expected for the full year. When preparing financial statements in conformity with GAAP, management must make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates. The consolidated balance sheet as of December 31, 2018 was derived from the audited annual financial statements. The accompanying unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2018 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 12, 2019.

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

Marketable securities

Marketable securities consists of corporate and U.S. government debt securities maturing in 5.50 months or less. Based on the Company’s intentions regarding its marketable securities, all marketable securities are classified as held-to-maturity and are carried under the amortized cost approach. The Company’s investments in marketable securities are classified as Level 2 within the fair value hierarchy. As of June 30, 2019, remaining final maturities of marketable securities ranged from July 2019 to December 2019, with a weighted average remaining maturity of approximately 2 months. The following table provides the amortized cost basis, aggregate fair value, unrealized gains/losses, and the net carrying value of investments in held-to-maturity securities as of June 30, 2019:

	June 30, 2019
	Amortized	Aggregate	Unrealized	Unrealized	Net Carrying
	Cost	Fair Value	Gains	Losses	Value
Marketable securities:
Corporate bonds/notes	$5,836,239	$5,843,128	$—	$(6,889)	$5,836,239
Commercial paper	21,903,104	21,903,104	—	—	$21,903,104
U.S. government agency securities	11,978,768	11,981,760	—	(2,992)	$11,978,768
Foreign bonds	1,730,502	1,732,058	—	(1,556)	$1,730,502
Marketable securities current total	$41,448,613	$41,460,050	$—	$(11,437)	$41,448,613

	December 31, 2018
	Amortized	Aggregate	Unrealized	Unrealized	Net Carrying
	Cost	Fair Value	Gains	Losses	Value
Marketable securities:
Corporate bonds/notes	$16,054,071	$16,050,462	$3,609	$—	$16,054,071
Commercial paper	17,756,394	17,756,394	—	—	17,756,394
U.S. government agency securities	3,951,974	3,951,040	934	—	3,951,974
Marketable securities current total	$37,762,439	$37,757,896	$4,543	$—	$37,762,439

Restricted cash

Cash accounts with any type of restriction are classified as restricted. The Company maintained restricted cash balances as collateral for corporate credit cards in the amount of $0.1 million at June 30, 2019 and December 31, 2018.

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

The amounts capitalized are being accounted for as indefinite-lived intangible assets, subject to impairment testing, until completion or abandonment of research and development efforts associated with the project. An IPR&D asset is considered abandoned when it ceases to be used (that is, research and development efforts associated with the asset have ceased, and there are no plans to sell or license the asset or derive defensive value from the asset). At that point, the asset is considered to be disposed of and is written off. Upon successful completion of each project, the Company will make a determination about the then remaining useful life of the intangible asset and begin amortization. The Company tests its indefinite-lived intangibles, IPR&D assets, for impairment annually on November 30 and more frequently if events or changes in circumstances indicate that it is more likely than not that the asset is impaired. When testing indefinite-lived intangibles for impairment, the Company may assess qualitative factors for its indefinite-lived intangibles to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the asset is impaired. Alternatively, the Company may bypass this qualitative assessment for some or all of its indefinite-lived intangibles and perform the quantitative impairment test that compares the fair value of the indefinite-lived intangible asset with the asset’s carrying amount. There was no impairment of IPR&D for the three and six months ended June 30, 2019 or 2018.

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

Long-lived assets

The Company reviews the recoverability of all long-lived assets, including the related useful lives, whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset might not be recoverable. If required, the Company compares the estimated undiscounted future net cash flows to the related asset’s carrying value to determine whether there has been an impairment. If an asset is considered impaired, the asset is written down to fair value, which is based either on discounted cash flows or appraised values in the period the impairment becomes known. The Company believes that all long-lived assets are recoverable, and no impairment was deemed necessary at June 30, 2019 and 2018.

Goodwill

The Company tests its goodwill for impairment annually, or whenever events or changes in circumstances indicate an impairment may have occurred, by comparing its reporting unit’s carrying value to its fair value. Impairment may result from, among other things, deterioration in the performance of the acquired business, adverse market conditions, adverse changes in applicable laws or regulations and a variety of other circumstances. If the Company determines that an impairment has occurred, it is required to record a write-down of the carrying value and charge the impairment as an operating expense in the period the determination is made. In evaluating the recoverability of the carrying value of goodwill, the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the acquired assets. Changes in strategy or market conditions could significantly impact those judgments in the future and require an adjustment to the recorded balances. The Company tests its goodwill for impairment as of November 30. There was no impairment of goodwill for the six months ended June 30, 2019 and 2018.

Revenue recognition

The Company applies the revenue recognition guidance in accordance with Financial Accounting Standards Board (“FASB”) ASC 606, Revenue from Contracts with Customers. Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred and title has passed, the price is fixed or determinable, and collectability is reasonably assured. The Company is a development stage company and has had no revenues from product sales to date.

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

NOTE 3 — ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following:

	June 30, 2019	December 31, 2018
Research and development costs and other accrued expenses	$2,879,894	$1,353,987
Accrued bonus	935,697	—
Professional fees	586,850	455,545
Vacation pay	83,164	—
	$4,485,605	$1,809,532

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net loss	$(12,476,471)	$(12,529,508)	$(28,303,671)	$(24,947,771)
Weighted average shares of common stock outstanding	39,025,471	38,749,343	38,996,949	38,749,343
Net loss per share of common stock – basic and diluted	$(0.32)	$(0.32)	$(0.73)	$(0.64)

The following securities outstanding at June 30, 2019 and 2018 have been excluded from the calculation of weighted average shares outstanding as their effect on the calculation of loss per share is antidilutive:

	June 30,
	2019	2018
Common stock options	8,508,672	6,655,150
Restricted stock units	127,300	185,950
Common stock warrants	40,790	40,790

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

The Company paid a facility fee at the time of borrowing of $75 thousand for access to the Term Loans and paid a final payment of $510 thousand in August 2018, representing 5.1% of the total amount borrowed, which has been included as a component of the debt discount and was amortized to interest expense over the term of the loans. The Term Loans matured on August 1, 2018 and the Company made a final repayment in the amount of $510 thousand on such date. As of June 30, 2019, the Company had no borrowings outstanding under the Term Loans.

For the three months ended June 30, 2019 and 2018, the Company recognized interest expense of zero and $43 thousand, respectively, including zero and $12 thousand, respectively, related to the debt discount. For the six months ended June 30, 2019 and 2018, the Company recognized interest expense of zero and $0.1 million respectively, including zero and $37 thousand, respectively, related to the debt discount.

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

On July 6, 2016, the Company and Janssen agreed that “Decision Point 2” had been reached as defined under the Agreement. As neither party exercised their right to withdraw from the Agreement, the Company paid Janssen $3.5 million and has incurred direct expenses of $0.3 million related to development activities under the current phase of development. During the three and six months ended June 30, 2019 and 2018, the Company recorded an expense of zero for certain development activities in accordance with the terms of the Agreement.

In June 2017, the Company entered into an amendment (“the Amendment”) to the Agreement. The effectiveness of the Amendment was contingent upon approval of its terms by the European Commission and the closing of the acquisition of Actelion Ltd. by affiliates of Janssen. These conditions were subsequently met, and the Amendment became effective on August 29, 2017. Under the Amendment, Janssen has waived its right to royalties on seltorexant insomnia sales in the Minerva Territory. The Company retains all of its rights to seltorexant, including commercialization of the molecule for the treatment of insomnia and as an adjunctive therapy for MDD, which include an exclusive license in the Minerva Territory, with royalties payable by the Company to Janssen on seltorexant sales outside of the insomnia indication. Royalties on sales outside of the Minerva Territory are payable by Janssen to the Company. Janssen made an upfront payment to the Company of $30 million upon the effectiveness of the Amendment and agreed to make a $20 million payment at the start of a Phase 3 insomnia trial for seltorexant and a $20 million payment when 50% of the patients are enrolled in this trial. Janssen further agreed to waive development payments from the Company until completion of the Phase 2b development milestone. This milestone is referred to as “Decision Point 4”. Completion of the current Phase 2b studies is expected to occur in the second half of 2019. The $30 million payment and $11.2 million in previously accrued collaborative expenses, which were forgiven upon the effective date of the Amendment, are earned and recognized as revenue as the services are performed from the commencement of Phase 3 development to the completion of the development activities using the proportional performance method. The $30 million payment along with the $11.2 million in previously accrued collaborative expenses have been included under deferred revenue on the Company’s balance sheet at June 30, 2019 and December 31, 2018. In connection with the Amendment, the Company repurchased all of the approximately 3.9 million shares of its common stock previously owned by Johnson & Johnson Innovation-JJDC Inc. at a per share price of $0.0001, for an aggregate purchase price of approximately $389.

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

NOTE 7 — STOCKHOLDERS’ EQUITY

Term loan warrants

In connection with the Loan Agreement, the Company issued the Lenders warrants to purchase shares of its common stock upon its draw of each tranche of the Term Loans (see Note 5). The aggregate number of shares of common stock issuable upon exercise of the warrants is equal to 2.25% of the amount drawn of such tranche, divided by the average closing price per share of the Company’s common stock reported on the Nasdaq Global Market for the 10 consecutive trading days prior to the applicable draw. Upon the draw of the Term A Loans, the Company issued the Lenders warrants to purchase 40,790 shares of common stock at a per share exercise price of $5.516. The warrants are immediately exercisable upon issuance, and other than in connection with certain mergers or acquisitions, will expire on the ten-year anniversary of the date of issuance. The fair value of the warrants was estimated at $0.2 million using a Black-Scholes model and assuming: (i) expected volatility of 100.8%, (ii) risk free interest rate of 1.83%, (iii) an expected life of 10 years and (iv) no dividend payments. The fair value of the warrants was included as a discount to the Term A Loans and also as a component of additional paid-in capital and will be amortized to interest expense over the term of the loan. All such warrants were outstanding as of June 30, 2019.

NOTE 8 — STOCK AWARD PLAN AND STOCK-BASED COMPENSATION

In December 2013, the Company adopted the 2013 Equity Incentive Plan (as subsequently amended and restated, the “Plan”), which provides for the issuance of options, stock appreciation rights, stock awards and stock units. On January 1, 2018, in accordance with the terms of the Plan, the total shares authorized for issuance under the plan increased by 750,000 to 6,531,333. This increase represents the lesser of 750,000 shares or 4% of the total shares outstanding calculated as of the end of the most recent fiscal year. The exercise price per share shall not be less than the fair value of the Company’s underlying common stock on the grant date and no option may have a term in excess of ten years. Further, pursuant to Nasdaq listing rules, the Company issued inducement awards in December 2017 outside of the Plan in the form of an option to purchase 775,000 shares of the Company’s common stock and a restricted stock unit award to purchase 40,000 shares of the Company’s common stock. In June 2018, the Company increased the aggregate number of shares of common stock authorized for issuance under the Plan by 2,500,000 shares. Stock option activity for employees and non-employees for the six months ended June 30, 2019 is as follows:

	Shares Issuable Pursuant to Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Total Intrinsic Value (in thousands)
Outstanding January 1, 2019	8,498,047	$6.99	8.1	$5,214

Granted	140,000	$5.11
Exercised	(87,500)	$6.00
Forfeited	(41,875)	$6.49
Outstanding June 30, 2019	8,508,672	$6.97	7.6	$945
Exercisable June 30, 2019	4,397,446	$6.48	6.4	$793
Available for future grant	671,654

The weighted average grant-date fair value of stock options outstanding on June 30, 2019 was $5.14 per share. Total unrecognized compensation costs related to non-vested stock options at June 30, 2019 was approximately $19.5 million and is expected to be recognized within future operating results over a weighted-average period of 2.79 years. The total intrinsic value of the options exercised during the six months ended June 30, 2019 was approximately $0.2 million. No options were exercised during the six months ended June 30, 2018.

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

The Company uses the Black-Scholes model to estimate the fair value of stock options granted. For stock options granted to employees during the six months ended June 30, 2019 and 2018, the Company utilized the following assumptions:

	June 30,
	2019	2018
Expected term (years)	5.5	5.5-6.25
Risk free interest rate	1.91-1.96%	2.33-2.80%
Volatility	74-77%	76-83%
Dividend yield	0%	0%
Weighted average grant date fair value per share of common stock	$3.26	$4.66

The Company from time to time grants options to purchase common stock to non-employees for services rendered and records expense ratably over the vesting period of each award. The Company estimates the fair value of the stock options using the Black-Scholes valuation model at each reporting date. The Company granted zero stock options to non-employees and recorded stock-based compensation expense of $0.3 million during the six months ended June 30, 2019. The Company granted 40,000 stock options to non-employees and recorded stock-based compensation expense of $0.5 million during the six months ended June 30, 2018.

For stock options granted to non-employees, the Company utilized the following assumptions:

	June 30,
	2019(1)	2018
Expected term (years)	—	8.2-9.6
Risk free interest rate	—	2.46-2.84%
Volatility	—	83-110%
Dividend yield	—	0%
Weighted average reporting date fair value per share of common stock	—	$7.35

(1)	There were no stock options granted to non-employees during the six months ended June 30, 2019.

RSU activity under the Plan for the six months ended June 30, 2019 is as follows:

		Weighted- Average
		Grant Date
	RSUs	Fair Value
Unvested January 1, 2019	127,300	$11.71
Granted	—	$—
Vested	—	$—
Forfeited	—	$—
Unvested June 30, 2019	127,300	$11.71

RSUs awarded to employees generally vest one-fourth per year over four years from the anniversary of the date of grant, provided the employee remains continuously employed with the Company. Shares of the Company’s stock are delivered to the employee upon vesting, subject to payment of applicable withholding taxes. The fair value of RSUs is equal to the closing price of the Company’s common stock on the date of grant. Total unrecognized compensation costs related to non-vested RSUs at June 30, 2019 was approximately $1.1 million and is expected to be recognized within future operating results over a period of 1.59 years. The following table presents stock-based compensation expense included in the Company’s consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Research and development	$653,718	$584,719	$1,353,981	$1,108,865
General and administrative	1,666,674	1,313,154	3,428,110	2,902,944
Total	$2,320,392	$1,897,873	$4,782,091	$4,011,809

NOTE 9 — COMMITMENTS AND CONTINGENCIES

From time to time, the Company may be subject to various legal proceedings and claims that arise in the ordinary course of the Company’s business activities. At this time, the Company is not aware of any such legal proceedings or claims. The Company is not aware of any claim or litigation, the outcome of which, if determined adversely to the Company, would have a material effect on the Company’s financial position or results of operations

Refer to Note 10 – Leases, for the Company’s current lease commitments.

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

The following table contains a summary of the Sublease costs recognized under ASC 842 and other information pertaining to the Company’s operating Sublease for the six months ended June 30, 2019:

Six Months Ended
June 30, 2019
Sublease cost
Operating Sublease cost	$89,635
Total Sublease cost	$89,635

Other information
Operating cash flows used for operating Sublease	$76,505
Weighted average remaining Sublease term	2.1 years
Weighted average discount rate	10%

Future minimum Sublease payments under the Company’s non-cancelable operating Sublease as of June 30, 2019, are as follows:

Future Operating Sublease Payments	Waltham
2019 (excluding the six months ended June 30, 2019)	$94,274
2020	192,004
2021	114,018
Thereafter	—
Total Sublease payments	$400,296
Less: imputed interest	(37,629)
Total operating Sublease liabilities at June 30, 2019	$362,667

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

Clinical Updates

Roluperidone (MIN-101)

Phase 3 Clinical Trial

In December 2017, the first patient was screened in the pivotal Phase 3 clinical trial of roluperidone (Study “MIN-101C07”) as monotherapy for negative symptoms in patients diagnosed with schizophrenia. The trial is a multicenter, randomized, double-blind, parallel-group, placebo-controlled, 12-week study to evaluate the efficacy and safety of 32 milligrams (“mg”), and 64 mg of roluperidone in adult patients with negative symptoms of schizophrenia. The 12-week study will be followed by a 40-week, open-label extension period during which patients on the drug will continue receiving their original dose and patients on placebo will receive either 32 mg or 64 mg of roluperidone.

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

Drug-Drug Interaction Studies

We have recently completed certain pharmacology trials that include a Drug-Drug Interaction (“DDI”) study, which comprise a standard part of the NDA. We have studied interactions separately with molecules inhibiting two subtypes of the cytochrome P450 (CYP2D6 and CYP3A4). The data from this study are currently being analyzed and preliminary data show minimal interaction.

Brain-Derived Neurotrophic Factor Findings

We have completed a non-clinical study that provides evidence of the effect of roluperidone on Brain-Derived Neurotrophic Factor (“BDNF”) and on Glial Cell-Derived Neurotrophic Factor (“GDNF”). BDNF is the most widely distributed member of neurotrophins in the brain and has been associated with neurogenesis, neuroplasticity, neuroprotection, synaptic regulation, and learning and memory. Its involvement in schizophrenia has also been described. GDNF is another neurotrophin known to promote the survival of different types of brain cells and has been shown to be essential for the maintenance and survival of dopamine neurons.

Data from this study were presented at the 2019 Congress of the Schizophrenia International Research Society on April 11, 2019. These findings demonstrate that administration of roluperidone significantly increased BDNF release by astrocytes and hippocampal neurons obtained from the cerebral cortex of newborn rats, as well as the release of GDNF (Glial cell derived neurotrophic factor) in cultured astrocytes. Furthermore, data showed that roluperidone enhanced BDNF gene expression at drug concentrations comparable to those observed in humans at tested doses.

Based on these results, we believe that the effect of roluperidone on BDNF and GDNF may indicate its potential for disease modification and improved neuroplasticity, in addition to its observed effects on the sigma2, serotoninergic 5-HT2A, and possibly α1-adrenergic neurotransmitter pathways.

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

MIN-117

Phase 2b Trial

We initiated a Phase 2b trial in MDD in the U.S. and Europe on April 9, 2018. The primary objective of the trial is to evaluate the efficacy of two fixed doses of MIN-117, 5.0 mg and 2.5 mg daily, compared with placebo in reducing the symptoms of major depression as measured by the change in the Montgomery-Asberg Depression Rating Scale (“MADRS”) total score over six weeks of treatment. Secondary objectives include: (1) assessment of the change from baseline in symptoms of anxiety using the Hamilton Anxiety Scale (“HAM-A”); (2) the change in severity of illness CGI-S and Clinical Global Impression of Improvement Scale (“CGI-I”); and (3) safety over six weeks of treatment.

The study is recruiting adults with a diagnosis of moderate or severe MDD with anxious distress and without psychotic features. Based upon previous clinical observations, we believe that patients with MDD who also have symptoms of anxiety may benefit from treatment with MIN-117.

Approximately 324 patients are expected to be enrolled in the U.S. and Europe. Patients will be randomized to one of three arms, placebo and the two dosage arms, in a 2:1:1 ratio, resulting in approximately 162 patients in the placebo group and 81 patients in each of the two MIN-117 treatment groups. The study design includes a screening phase of up to three weeks, a 6-week double-blind treatment phase and a 2-week post-study follow-up period. We expect to complete enrollment in this trial in the third quarter of 2019, with top line results to be available in the fourth quarter of 2019.

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

Seltorexant (MIN-202)

Phase 2b Trials in MDD

On May 13, 2019, we announced positive top line results from a Phase 2b trial of seltorexant (the “MDD2001 Trial”) as adjunctive therapy to antidepressants in adult patients with MDD who have responded inadequately to antidepressant therapy, including selective serotonin reuptake inhibitors (“SSRIs”) and/or serotonin-norepinephrine reuptake inhibitors (“SNRIs”). In this dose finding study, the 20 mg dose of seltorexant showed a statistically significant improvement in the MADRS (Montgomery-Asberg Depression Rating Scale) score compared to placebo. The least squares mean (LS mean) difference from placebo of the change in MADRS total score at the end of week 6 was 3.1 for the 20 mg dose of seltorexant, and the 2-sided p-value was 0.083, which is below the pre-specified 2-sided type I error level of 0.1.

After three weeks of treatment, seltorexant at the 20 mg dose also showed a statistically significant improvement over placebo, highlighting its short onset of action time. In addition, a key secondary outcome measure, which was based on patient stratification according to baseline insomnia severity index (“ISI”), showed an even greater difference from placebo for the seltorexant 20 mg arm in patients with clinically significant insomnia (ISI ≥ 15) with LS mean difference versus placebo of 4.9 on the MADRS total score and a 2-sided p-value of 0.050 compared to the overall patient population in this trial.

The 40 mg dose, to which further enrollment was stopped following the interim analysis, showed an improvement in the MADRS total score versus placebo at the end of week 6 but did not reach statistical significance. Results for the 10 mg dose were not interpretable due to the small sample size of patients receiving this dose.

Seltorexant was well tolerated, and observed adverse events were comparable to those seen in previous studies and similar to or lower than those observed in the placebo group.

We believe these results represent the first clinical observation in a large, late-stage study that a selective orexin molecule can achieve a positive effect as an adjunctive treatment in patients with MDD who have an inadequate response to SSRIs and SNRIs. These findings, if confirmed in Phase 3 studies, suggest a novel approach to treating MDD, with an improved safety profile compared to existing therapies. Approximately 60%-70% of patients diagnosed and treated with first-line therapies, including SSRIs and/or SNRIs, do not experience adequate treatment response, and seltorexant potentially represents a unique opportunity to improve treatment response rates safely in most of these patients.

A Phase 2b clinical trial comparing seltorexant versus quetiapine as adjunctive therapy in patients with MDD who have responded inadequately to antidepressant therapy (the “MDD2002 Trial”) is ongoing. The primary objective of this multi-center, double-blind, randomized, flexible-dose, parallel-group study is to assess the efficacy of flexibly dosed seltorexant compared to flexibly dosed quetiapine as adjunctive therapy to a baseline antidepressant drug in delaying time to all-cause discontinuation of study drug over a 6-month treatment period. Time to all-cause discontinuation is defined as the number of days from administration of the first dose of study drug to administration of the last dose of study drug.

The trial consists of three phases: a screening phase lasting up to four weeks, a six-month double-blind treatment phase and a 2-week follow-up phase. Approximately 100 patients 18 to 64 years of age are planned to be randomized in the U.S. to receive either flexibly dosed seltorexant, 20 mg or 40 mg, or flexibly dosed quetiapine XR, 150 mg or 300 mg. Subjects will continue to take their baseline antidepressant therapy of either an SSRI or an SNRI at the same dose throughout the screening, double-blind and follow-up phases.

Enrollment has been completed in the MDD2002 Trial and we expect top line results from this trial to be available in the third quarter of 2019.

Phase 1b trial

We have recently analyzed data from an exploratory, biomarker, multicenter, placebo-controlled, randomized, double-blind Phase 1b trial of seltorexant (the “MDD1009 Trial”), administered at doses of 20 and 40 mg, as monotherapy in 128 subjects with moderate to severe MDD. The primary objective of this study was to analyze the treatment effect of seltorexant versus placebo on symptoms of depression as measured by the Hamilton Rating Scale for Depression (HDRS17). The presence of subjective sleep disturbance (subjective sleep assessment, Insomnia Severity Index (ISI), and Ruminative Response Scale [RRS]) as a possible indicator of hyper-arousal was used as a stratification factor in patient randomization.

Results of the primary endpoint analysis showed a significant positive treatment effect at week 5 for seltorexant versus placebo. The efficacy signal for the 20 mg dose was statistically significant and more pronounced in the MDD population with sleep disorder, measured as having an ISI > 15 and subjective sleep onset latency >30 min during at least 3 nights over 7 recorded days, and in MDD patients with higher rumination, measured as a having RRS ≥ 50.

The seltorexant 40 mg dose did not show a statistically significant effect at week 5, although the efficacy signal was also more pronounced in the subgroups (MDD patients with presence of subjective sleep disorder, measured as having an ISI >15 or RRS ≥ 50).

We believe these data further characterize the mechanism of seltorexant as an antagonist of the orexin system, which is involved in the control of several key functions in the brain, including mood, metabolism and wakefulness.

Phase 2b Trial in Insomnia Disorder

On June 24, 2019, we announced positive top line results from a Phase 2b clinical trial of seltorexant in patients with insomnia disorder (the “ISM2005 Trial”) that demonstrated highly statistically significant (p ≤ 0.001) and clinically meaningful improvement on Latency to Persistent Sleep (“LPS”) at Night 1, the primary endpoint of the study. The mean decrease from baseline at Night 1 in LPS was 15 minutes for placebo, 30 minutes for seltorexant 5 mg, 50 minutes for seltorexant 10 mg, and 48 minutes for seltorexant 20 mg.

The key secondary endpoint, defined as Wake After Sleep Onset over the first 6 hours (“WASO-6”) at Night 1, showed improvement with a p-value ≤ 0.005 after treatment with 10 and 20 mg doses of seltorexant. The mean improvement from baseline at Night 1 was 15 minutes for placebo, 23 minutes for seltorexant 5 mg, 43 minutes for 10 mg, and 45 minutes for 20 mg of seltorexant. Furthermore, multiple secondary endpoints were also improved versus placebo and standard of care zolpidem, which is available under the brand name Ambien.

We believe these findings demonstrate that seltorexant significantly improves sleep induction and maintenance, while also showing a significantly greater improvement in these sleep parameters compared to zolpidem. In addition, the beneficial effects on LPS and WASO of seltorexant in elderly patients in the study, in conjunction with a favorable tolerability profile, suggest its potential benefit in the large and growing population of elderly patients whose prevalence of insomnia is higher than in younger patients, thus representing an important therapeutic option.

Based on the results from the ISM2005 Trial, observations of seltorexant include a clinically meaningful effect on insomnia in a wide age range of patients. We believe this demonstration of a significant benefit across a broad spectrum of patients who suffer with insomnia who have not responded adequately to existing therapies reflects a differentiated clinical profile and suggests a new potential way to address these unmet medical needs.

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

Results of Operations

Comparison of Three Months Ended June 30, 2019 versus June 30, 2018

Research and Development Expenses

Total research and development expenses were $8.3 million for the three months ended June 30, 2019 compared to $9.1 million for the same period in 2018, a decrease in total expense of $0.8 million. The decrease in research and development expenses primarily reflects decreased non-clinical and clinical pharmacology expenses, partially offset by increased costs for the Phase 3 clinical trial of roluperidone and the Phase 2b clinical trial of MIN-117. We expect research and development expenses to increase during 2019 as we increase patient enrollment and related support activities for the roluperidone and MIN-117 clinical trials.

General and Administrative Expenses

Total general and administrative expenses were $4.6 million for the three months ended June 30, 2019 compared to $3.9 million for the same period in 2018, an increase of approximately $0.7 million. This increase in general and administrative expenses was primarily due to an increase in non-cash stock-based compensation expenses and salary costs from increased staffing to support our pre-commercial activities. We expect general and administrative expenses to increase during 2019 as we begin to prepare for the transition from clinical development to commercialization.

Foreign Exchange (Losses) Gains

Foreign exchange losses were $7 thousand for the three months ended June 30, 2019 compared to gains of $29 thousand for the same period in 2018, a decrease of $36 thousand. The loss was primarily due to clinical activities denominated in Euros.

Investment Income

Investment income was $0.4 million in both three months ended June 30, 2019 and 2018.

Interest Expense

Interest expense was zero for the three months ended June 30, 2019 compared to $36 thousand for the same period in 2018, a decrease of $36 thousand. The decrease was due to the repayment of principal on our Term A loans in 2018.

Comparison of Six Months Ended June 30, 2019 versus June 30, 2018

Research and Development Expenses

Total research and development expenses were $19.9 million for the six months ended June 30, 2019 compared to $17.5 million for the same period in 2018, an increase in total expense of $2.4 million. The increase in research and development expenses primarily reflects higher development expenses for the Phase 3 clinical trial of roluperidone and the Phase 2b clinical trial of MIN-117. We expect research and development expenses to increase during 2019 as we increase patient enrollment and related support activities for the roluperidone and MIN-117 clinical trials.

General and Administrative Expenses

Total general and administrative expenses were $9.3 million for the six months ended June 30, 2019 compared to $8.2 million for the same period in 2018, an increase of approximately $1.1 million. This increase in general and administrative expenses was primarily due to an increase in non-cash stock-based compensation expenses and salary costs from increased staffing to support our pre-commercial activities. We expect general and administrative expenses to increase during 2019 as we begin to prepare for the transition from clinical development to commercialization.

Foreign Exchange (Losses) Gains

Foreign exchange losses were $13 thousand for the six months ended June 30, 2019 compared to gains of $11 thousand for the same period in 2018, an increase of $24 thousand. The loss was primarily due to clinical activities denominated in Euros.

Investment Income

Investment income was $0.9 million for the six months ended June 30, 2019 compared to $0.8 million for the same period in 2018, an increase of $0.1 million. The increase was due to investment income on cash equivalents and marketable securities.

Interest Expense

Interest expense was zero for the six months ended June 30, 2019 compared to $0.1 million for the same period in 2018, a decrease of $0.1 million. The decrease was due to the repayment of principal on our Term A loans in 2018.

Liquidity and Capital Resources

Sources of Liquidity

We have incurred losses and cumulative negative cash flows from operations since our inception in April 2007 and, as of June 30, 2019, we had an accumulated deficit of approximately $242.9 million. We anticipate that we will continue to incur net losses for the foreseeable future as we continue the development and potential commercialization of our product candidates and to support our operations as a public company. At June 30, 2019, we had approximately $69.4 million in cash, cash equivalents, marketable securities, and restricted cash. We believe that our existing cash, cash equivalents, restricted cash, and marketable securities will be sufficient to meet our cash commitments for at least the next 12 months after the date that the interim condensed financial statements are issued. The process of drug development can be costly and the timing and outcomes of clinical trials is uncertain. The assumptions upon which we have based our estimates are routinely evaluated and may be subject to change. The actual amount of our expenditures will vary depending upon a number of factors including but not limited to the design, timing and duration of future clinical trials, the progress of our research and development programs, the infrastructure to support a commercial enterprise, the cost of a commercial product launch and the level of financial resources available. We have the ability to adjust our operating plan spending levels based on the timing of future clinical trials which will be predicated upon adequate funding to complete the trials.

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

Under our $10.0 million Term A Loan, (See Note 5) we have made principal repayments of approximately $10 million and made a final repayment of all outstanding borrowings on August 1, 2018.

Cash Flows

The table below sets forth our significant sources and uses of cash for the periods.

	Six Months Ended
	June 30,
	2019	2018
	(dollars in millions)
Net cash provided by (used in):
Operating activities	$(19.7)	$(22.2)
Investing activities	(3.2)	67.5
Financing activities	0.5	(2.6)
Net (decrease) increase in cash	$(22.4)	$42.7

Net Cash Used in Operating Activities

Net cash used in operating activities of approximately $19.7 million during the six months ended June 30, 2019 was primarily due to our net loss of $28.3 million and amortization of investments of $0.5 million, partially offset by stock-based compensation expense of $4.8 million, a $2.7 million increase in accrued expenses, a $1.1 million increase in accounts payable, and a decrease in prepaid expense of $0.5 million.

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

Net Cash (Used in) Provided by Investing Activities

Net cash used in investing activities of approximately $3.2 million during the six months ended June 30, 2019 was primarily due to the purchase of marketable securities of $33.2 million, partially offset by the maturity and redemption of marketable securities of $30.0 million.

Net cash provided by investing activities of approximately $67.5 million during the six months ended June 30, 2018 was primarily due to the maturity and redemption of marketable securities of $75.4 million, partially offset by the purchase of marketable securities of $7.9 million.

Net Cash Provided by (Used in) Financing Activities

Net cash provided by financing activities of $0.5 million during the six months ended June 30, 2019 was due to the proceeds from the exercise of common stock options of $0.5 million.

Net cash used in financing activities of $2.6 million during the six months ended June 30, 2018 was due to principal repayments under the Term A loans of $2.6 million.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements as defined under SEC rules.

Critical Accounting Policies and Estimates

In our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, our most critical accounting policies and estimates upon which our financial status depends were identified as those relating to stock-based compensation; research and development costs; in-process research and development; goodwill; income taxes; Jumpstart Our Business Startups Act; net operating losses and tax credit carryforwards; and impairment of long-lived assets. We reviewed our policies and determined that those policies remain our most critical accounting policies for the six months ended June 30, 2019.

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

Our management, with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2019. Based on the evaluation of our disclosure controls and procedures as of June 30, 2019, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

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

We are not profitable and have incurred losses in each period since our inception in 2007. For the six months ended June 30, 2019, and 2018, we reported net losses of $28.3 million and $24.9 million, respectively. As of June 30, 2019, we had an accumulated deficit of $242.9 million.

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

As of June 30, 2019, we had cash, cash equivalents, marketable securities, and restricted cash of $69.4 million. We believe that our existing cash, cash equivalents, restricted cash, and marketable securities will be sufficient to meet our cash commitments for at least the next 12 months after the date that our interim condensed financial statements are issued. The process of drug development can be costly and the timing and outcomes of clinical trials is uncertain. The assumptions upon which we have based our estimates are routinely evaluated and may be subject to change. The actual amount of our expenditures will vary depending upon a number of factors including but not limited to the design, timing and duration of future clinical trials, the progress of our research and development programs, the infrastructure to support a commercial enterprise, the cost of a commercial product launch and the level of financial resources available.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

We did not sell any unregistered securities during the three months ended June 30, 2019.

Issuer Purchases of Equity Securities

We did not repurchase any securities during the three months ended June 30, 2019.

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

Date: August 5, 2019