Form 10-Q
period 2019-09-30
Minerva Neurosciences, Inc.
filed 2019-11-04
CIK 1598646

yahf

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

The number of shares of Registrant’s Common Stock, $0.0001 par value per share, outstanding as of October 30, 2019 was 39,025,471.

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

PART I – Financial Information

Item 1 – Financial Statements

MINERVA NEUROSCIENCES, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
	2019	2018
Assets
Current assets
Cash and cash equivalents	$37,905,972	$50,234,871
Marketable securities	22,026,814	37,762,439
Restricted cash	100,000	100,000
Prepaid expenses and other current assets	1,376,637	1,921,050
Total current assets	61,409,423	90,018,360

Equipment, net	20,378	33,478
Other noncurrent assets	14,808	14,808
Operating lease right-of-use assets	299,392	—
In-process research and development	34,200,000	34,200,000
Goodwill	14,869,399	14,869,399
Total assets	$110,813,400	$139,136,045

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	5,330,450	1,799,666
Accrued expenses and other current liabilities	4,398,350	1,809,532
Operating leases	167,181	—
Total current liabilities	9,895,981	3,609,198
Deferred taxes	4,057,488	4,057,488
Deferred revenue	41,175,600	41,175,600
Noncurrent operating leases	156,956	—
Other noncurrent liabilities	—	28,990
Total liabilities	55,286,025	48,871,276
Commitments and contingencies (Note 9)

Stockholders’ equity
Preferred stock; $0.0001 par value; 100,000,000 shares authorized; none issued or outstanding as of September 30, 2019 and December 31, 2018, respectively	—	—
Common stock; $0.0001 par value; 125,000,000 shares authorized; 39,025,471 and 38,937,971 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	3,903	3,894
Additional paid-in capital	312,341,874	304,813,603
Accumulated deficit	(256,818,402)	(214,552,728)
Total stockholders’ equity	55,527,375	90,264,769
Total liabilities and stockholders’ equity	$110,813,400	$139,136,045

See accompanying notes to condensed consolidated financial statements

MINERVA NEUROSCIENCES, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Expenses
Research and development	$9,674,310	$8,369,451	$29,600,119	$25,880,952
General and administrative	4,607,462	4,054,575	13,897,497	12,221,429
Total expenses	14,281,772	12,424,026	43,497,616	38,102,381
Loss from operations	(14,281,772)	(12,424,026)	(43,497,616)	(38,102,381)

Foreign exchange (losses) gains	(4,766)	(10,987)	(17,797)	178
Investment income	324,535	418,347	1,249,739	1,244,196
Interest expense	—	(4,018)	—	(110,448)
Net loss	$(13,962,003)	$(12,020,684)	$(42,265,674)	$(36,968,455)

Net loss per share, basic and diluted	$(0.36)	$(0.31)	$(1.08)	$(0.95)
Weighted average shares outstanding, basic and diluted	39,025,471	38,781,839	39,006,561	38,760,294

See accompanying notes to condensed consolidated financial statements

MINERVA NEUROSCIENCES, INC.

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited)

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-In Capital	Deficit	Total
Balances at January 1, 2018	38,749,343	$3,875	$295,975,010	$(164,381,441)	$131,597,444
Stock-based compensation	—	—	2,113,936	—	2,113,936
Net loss	—	—	—	(12,418,263)	(12,418,263)
Balances at March 31, 2018	38,749,343	3,875	298,088,946	(176,799,704)	121,293,117
Stock-based compensation	—	—	1,897,873	—	1,897,873
Net loss	—	—	—	(12,529,508)	(12,529,508)
Balances at June 30, 2018	38,749,343	3,875	299,986,819	(189,329,212)	110,661,482
Exercise of stock options	97,124	10	490,819	—	490,829
Stock-based compensation	—	—	2,261,781	—	2,261,781
Net loss	—	—	—	(12,020,684)	(12,020,684)
Balances at September 30, 2018	38,846,467	$3,885	$302,739,419	$(201,349,896)	$101,393,408

Balances at January 1, 2019	38,937,971	$3,894	$304,813,603	$(214,552,728)	$90,264,769
Exercise of stock options	87,500	9	524,991	—	525,000
Stock-based compensation	—	—	2,461,699	—	2,461,699
Net loss	—	—	—	(15,827,200)	(15,827,200)
Balances at March 31, 2019	39,025,471	3,903	307,800,293	(230,379,928)	77,424,268
Stock-based compensation	—	—	2,320,392	—	2,320,392
Net loss	—	—	—	(12,476,471)	(12,476,471)
Balances at June 30, 2019	39,025,471	3,903	310,120,685	(242,856,399)	67,268,189
Stock-based compensation	—	—	2,221,189	—	2,221,189
Net loss	—	—	—	(13,962,003)	(13,962,003)
Balances at September 30, 2019	39,025,471	$3,903	$312,341,874	$(256,818,402)	$55,527,375

See accompanying notes to condensed consolidated financial statements

MINERVA NEUROSCIENCES, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(42,265,674)	$(36,968,455)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	13,100	13,100
Amortization of debt discount recorded as interest expense	—	38,040
Accretion of marketable securities premium	(661,830)	(92,801)
Amortization of right-of-use assets	106,600	—
Stock-based compensation expense	7,003,280	6,273,590
Changes in operating assets and liabilities
Prepaid expenses and other current assets	529,112	(2,400,372)
Accounts payable	3,530,784	(560,887)
Accrued expenses and other current liabilities	2,588,818	1,555,667
Operating lease liabilities, current	31,631	—
Other noncurrent liabilities	—	198
Operating lease liabilities, noncurrent	(127,175)	—
Net cash used in operating activities	(29,251,354)	(32,141,920)

Cash flows from investing activities:
Proceeds from the maturity and redemption of marketable securities	65,845,000	104,851,000
Purchase of marketable securities	(49,447,545)	(7,934,482)
Net cash provided by investing activities	16,397,455	96,916,518

Cash flows from financing activities:
Proceeds from exercise of stock options	525,000	490,829
Repayments of notes payable	—	(4,000,704)
Net cash provided by (used in) financing activities	525,000	(3,509,875)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(12,328,899)	61,264,723

Cash, cash equivalents and restricted cash
Beginning of period	50,334,871	26,131,821
End of period	$38,005,972	$87,396,544
Supplemental disclosure of cash flow information
Cash paid for interest	$—	$92,916
Reconciliation of the Condensed Consolidated Statements of Cash Flows to the Condensed Consolidated Balance Sheets
Cash and cash equivalents	$37,905,972	$87,296,544
Restricted cash	100,000	100,000
Total cash, cash equivalents and restricted cash	$38,005,972	$87,396,544

See accompanying notes to condensed consolidated financial statements

MINERVA NEUROSCIENCES, INC.

Notes to Condensed Consolidated Financial Statements

As of September 30, 2019 and for the Nine Months Ended September 30, 2019 and 2018

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

Liquidity

The accompanying financial statements have been prepared as though the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has limited capital resources and has incurred recurring operating losses and negative cash flows from operations since inception. As of September 30, 2019, the Company has an accumulated deficit of approximately $256.8 million and net cash used in operating activities was approximately $29.3 million during the nine months ended September 30, 2019. The Company’s management team expects to continue to incur operating losses and negative cash flows from operations. The Company has financed its operations to date from proceeds from the sale of common stock, warrants, loans and convertible promissory notes.

As of September 30, 2019, the Company had cash, cash equivalents, marketable securities, and restricted cash of $60.0 million. The Company believes that its existing cash, cash equivalents, restricted cash and marketable securities will be sufficient to meet its cash commitments for at least the next 12 months after the date that the interim condensed financial statements are issued. The process of drug development can be costly and the timing and outcomes of clinical trials is uncertain. The assumptions upon which the Company has based its estimates are routinely evaluated and may be subject to change. The actual amount of the Company’s expenditures will vary depending upon a number of factors including but not limited to the design, timing and duration of future clinical trials, the progress of the Company’s research and development programs, the infrastructure to support a commercial enterprise, the cost of a commercial product launch and the level of financial resources available. The Company has the ability to adjust its operating plan spending levels based on the timing of future clinical trials which will be predicated upon adequate funding to complete the trials.

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

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim reporting and the requirements of the Securities and Exchange Commission (“SEC”) in accordance with Regulation S-X, Rule 10-01. Under those rules, certain notes and financial information that are normally required for annual financial statements can be condensed or omitted. In the opinion of the Company’s management, the accompanying financial statements contain all adjustments (consisting of items of a normal and recurring nature) necessary to present fairly the financial position as of September 30, 2019, the results of operations for the three and nine months ended September 30, 2019 and 2018 and cash flows for the nine months ended September 30, 2019 and 2018. The results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of the results to be expected for the full year. When preparing financial statements in conformity with GAAP, management must make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates. The consolidated balance sheet as of December 31, 2018 was derived from the audited annual financial statements. The accompanying unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2018 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 12, 2019.

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

Marketable securities

Marketable securities consists of corporate and U.S. government debt securities maturing in 5.40 months or less. Based on the Company’s intentions regarding its marketable securities, all marketable securities are classified as held-to-maturity and are carried under the amortized cost approach. The Company’s investments in marketable securities are classified as Level 2 within the fair value hierarchy. As of September 30, 2019, remaining final maturities of marketable securities ranged from October 2019 to March 2020, with a weighted average remaining maturity of approximately 3 months. The following tables provide the amortized cost basis, aggregate fair value, unrealized gains/losses, and the net carrying value of investments in held-to-maturity securities as of September 30, 2019 and December 31, 2018:

	September 30, 2019
	Amortized	Aggregate	Unrealized	Unrealized	Net Carrying
	Cost	Fair Value	Gains	Losses	Value
Marketable securities:
Corporate bonds/notes	$1,798,824	$1,799,028	$—	$(204)	$1,798,824
Commercial paper	16,012,842	16,012,842	—	—	$16,012,842
U.S. government agency securities	2,482,684	2,483,350	—	(666)	$2,482,684
Foreign bonds	1,732,464	1,734,139	—	(1,675)	$1,732,464
Marketable securities current total	$22,026,814	$22,029,359	$—	$(2,545)	$22,026,814

	December 31, 2018
	Amortized	Aggregate	Unrealized	Unrealized	Net Carrying
	Cost	Fair Value	Gains	Losses	Value
Marketable securities:
Corporate bonds/notes	$16,054,071	$16,050,462	$3,609	$—	$16,054,071
Commercial paper	17,756,394	17,756,394	—	—	17,756,394
U.S. government agency securities	3,951,974	3,951,040	934	—	3,951,974
Marketable securities current total	$37,762,439	$37,757,896	$4,543	$—	$37,762,439

Restricted cash

Cash accounts with any type of restriction are classified as restricted. The Company maintained restricted cash balances as collateral for corporate credit cards in the amount of $0.1 million at September 30, 2019 and December 31, 2018.

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

The amounts capitalized are being accounted for as indefinite-lived intangible assets, subject to impairment testing, until completion or abandonment of research and development efforts associated with the project. An IPR&D asset is considered abandoned when it ceases to be used (that is, research and development efforts associated with the asset have ceased, and there are no plans to sell or license the asset or derive defensive value from the asset). At that point, the asset is considered to be disposed of and is written off. Upon successful completion of each project, the Company will make a determination about the then remaining useful life of the intangible asset and begin amortization. The Company tests its indefinite-lived intangibles, IPR&D assets, for impairment annually on November 30 and more frequently if events or changes in circumstances indicate that it is more likely than not that the asset is impaired. When testing indefinite-lived intangibles for impairment, the Company may assess qualitative factors for its indefinite-lived intangibles to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the asset is impaired. Alternatively, the Company may bypass this qualitative assessment for some or all of its indefinite-lived intangibles and perform the quantitative impairment test that compares the fair value of the indefinite-lived intangible asset with the asset’s carrying amount. There was no impairment of IPR&D for the three and nine months ended September 30, 2019 and 2018.

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

Leases

Effective January 1, 2019, the Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 842, Leases (“ASC 842”), using the required modified retrospective approach and utilizing the effective date as its date of initial application, for which prior periods are presented in accordance with the previous guidance in ASC 840, Leases (“ASC 840”).

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

Long-lived assets

The Company reviews the recoverability of all long-lived assets, including the related useful lives, whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset might not be recoverable. If required, the Company compares the estimated undiscounted future net cash flows to the related asset’s carrying value to determine whether there has been an impairment. If an asset is considered impaired, the asset is written down to fair value, which is based either on discounted cash flows or appraised values in the period the impairment becomes known. The Company believes that all long-lived assets are recoverable, and no impairment was deemed necessary at September 30, 2019 and 2018.

Goodwill

The Company tests its goodwill for impairment annually, or whenever events or changes in circumstances indicate an impairment may have occurred, by comparing its reporting unit’s carrying value to its fair value. Impairment may result from, among other things, deterioration in the performance of the acquired business, adverse market conditions, adverse changes in applicable laws or regulations and a variety of other circumstances. If the Company determines that an impairment has occurred, it is required to record a write-down of the carrying value and charge the impairment as an operating expense in the period the determination is made. In evaluating the recoverability of the carrying value of goodwill, the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the acquired assets. Changes in strategy or market conditions could significantly impact those judgments in the future and require an adjustment to the recorded balances. The Company tests its goodwill for impairment as of November 30. There was no impairment of goodwill for the nine months ended September 30, 2019 and 2018.

Revenue recognition

The Company applies the revenue recognition guidance in accordance with ASC 606, Revenue from Contracts with Customers. Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred and title has passed, the price is fixed or determinable, and collectability is reasonably assured. The Company is a development stage company and has had no revenues from product sales to date.

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

Recently adopted accounting pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases. The new standard establishes a right-of-use model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard was effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available.

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

The adoption of this standard resulted in the recognition of operating lease liabilities and ROU assets of $0.4 million and $0.4 million, respectively, on the Company’s balance sheet relating to its leases for its corporate headquarters at 1601 Trapelo Road, Suite 286, Waltham, MA 02451. The adoption of the standard did not have a material effect on the Company’s condensed consolidated statements of operation and comprehensive loss or condensed consolidated statements of cash flows.

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

NOTE 3 — ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following:

	September 30, 2019	December 31, 2018
Research and development costs and other accrued expenses	$2,532,675	$1,353,987
Accrued bonus	1,407,454	—
Professional fees	374,854	455,545
Vacation pay	83,367	—
	$4,398,350	$1,809,532

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net loss	$(13,962,003)	$(12,020,684)	$(42,265,674)	$(36,968,455)
Weighted average shares of common stock outstanding	39,025,471	38,781,839	39,006,561	38,760,294
Net loss per share of common stock – basic and diluted	$(0.36)	$(0.31)	$(1.08)	$(0.95)

The following securities outstanding at September 30, 2019 and 2018 have been excluded from the calculation of weighted average shares outstanding as their effect on the calculation of loss per share is antidilutive:

	September 30,
	2019	2018
Common stock options	8,508,672	6,793,026
Restricted stock units	127,300	185,950
Common stock warrants	40,790	40,790

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

The Company paid a facility fee at the time of borrowing of $75 thousand for access to the Term Loans and paid a final payment of $510 thousand in August 2018, representing 5.1% of the total amount borrowed, which has been included as a component of the debt discount and was amortized to interest expense over the term of the loans. The Term Loans matured on August 1, 2018 and the Company made a final repayment in the amount of $510 thousand on such date. As of September 30, 2019, the Company had no borrowings outstanding under the Term Loans.

For the three months ended September 30, 2019 and 2018, the Company recognized interest expense of zero and $9 thousand, respectively, including zero and $1 thousand, respectively, related to the debt discount. For the nine months ended September 30, 2019 and 2018, the Company recognized interest expense of zero and $0.1 million respectively, including zero and $38 thousand, respectively, related to the debt discount.

NOTE 6 — CO-DEVELOPMENT AND LICENSE AGREEMENT

On February 13, 2014, the Company signed a co-development and license agreement (the “Agreement”) with Janssen, which became effective upon completion of the Company’s initial public offering and provided for the payment of a $22.0 million license fee by the Company. Under the Agreement, Janssen, the licensor, granted the Company an exclusive license, with the right to sublicense, in the Minerva Territory, under (i) certain patent and patent applications to sell products containing any orexin 2 compound, controlled by the licensor and claimed in a licensor patent right as an active ingredient, and (ii) seltorexant for any use in humans. In addition, upon regulatory approval in the Minerva Territory (and earlier if certain default events occur), the Company will have rights to manufacture seltorexant (also known as JNJ-42847922). The Company has granted to the licensor an exclusive license, with the right to sublicense, under all patent rights and know-how controlled by the Company covering selective antagonists of orexin-2 receptors, including seltorexant, to sell those compounds outside the Minerva Territory. In consideration of the licenses granted on July 7, 2014, the Company made a license fee payment of $22.0 million, which was included as a component of research and development expense in 2014.

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

On July 6, 2016, the Company and Janssen agreed that “Decision Point 2” had been reached as defined under the Agreement. As neither party exercised their right to withdraw from the Agreement, the Company paid Janssen $3.5 million and has incurred direct expenses of $0.3 million related to development activities under the current phase of development. During the three and nine months ended September 30, 2019 and 2018, the Company recorded an expense of zero for certain development activities in accordance with the terms of the Agreement.

In June 2017, the Company entered into an amendment (“the Amendment”) to the Agreement. The effectiveness of the Amendment was contingent upon approval of its terms by the European Commission and the closing of the acquisition of Actelion Ltd. by affiliates of Janssen. These conditions were subsequently met, and the Amendment became effective on August 29, 2017. Under the Amendment, Janssen has waived its right to royalties on seltorexant insomnia sales in the Minerva Territory. The Company retains all of its rights to seltorexant, including commercialization of the molecule for the treatment of insomnia and as an adjunctive therapy for MDD, which include an exclusive license in the Minerva Territory, with royalties payable by the Company to Janssen on seltorexant sales outside of the insomnia indication. Royalties on sales outside of the Minerva Territory are payable by Janssen to the Company. Janssen made an upfront payment to the Company of $30 million upon the effectiveness of the Amendment and agreed to make a $20 million payment at the start of a Phase 3 insomnia trial for seltorexant and a $20 million payment when 50% of the patients are enrolled in this trial. Janssen further agreed to waive development payments from the Company until completion of the Phase 2b development milestone. This milestone is referred to as “Decision Point 4”. Top-line results have been reported from three Phase 2b trials and one Phase 1b trial with seltorexant. The $30 million payment and $11.2 million in previously accrued collaborative expenses, which were forgiven upon the effective date of the Amendment, are earned and recognized as revenue as the services are performed from the commencement of Phase 3 development to the completion of the development activities using the proportional performance method. The $30 million payment along with the $11.2 million in previously accrued collaborative expenses have been included under deferred revenue on the Company’s balance sheet at September 30, 2019 and December 31, 2018. In connection with the Amendment, the Company repurchased all of the approximately 3.9 million shares of its common stock previously owned by Johnson & Johnson Innovation-JJDC Inc. at a per share price of $0.0001, for an aggregate purchase price of approximately $389.

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

NOTE 7 — STOCKHOLDERS’ EQUITY

Term loan warrants

In connection with the Loan Agreement, the Company issued the Lenders warrants to purchase shares of its common stock upon its draw of each tranche of the Term Loans (see Note 5). The aggregate number of shares of common stock issuable upon exercise of the warrants is equal to 2.25% of the amount drawn of such tranche, divided by the average closing price per share of the Company’s common stock reported on the Nasdaq Global Market for the 10 consecutive trading days prior to the applicable draw. Upon the draw of the Term A Loans, the Company issued the Lenders warrants to purchase 40,790 shares of common stock at a per share exercise price of $5.516. The warrants are immediately exercisable upon issuance, and other than in connection with certain mergers or acquisitions, will expire on the ten-year anniversary of the date of issuance. The fair value of the warrants was estimated at $0.2 million using a Black-Scholes model and assuming: (i) expected volatility of 100.8%, (ii) risk free interest rate of 1.83%, (iii) an expected life of 10 years and (iv) no dividend payments. The fair value of the warrants was included as a discount to the Term A Loans and also as a component of additional paid-in capital and will be amortized to interest expense over the term of the loan. All such warrants were outstanding as of September 30, 2019.

NOTE 8 — STOCK AWARD PLAN AND STOCK-BASED COMPENSATION

In December 2013, the Company adopted the 2013 Equity Incentive Plan (as subsequently amended and restated, the “Plan”), which provides for the issuance of options, stock appreciation rights, stock awards and stock units. On January 1, 2018, in accordance with the terms of the Plan, the total shares authorized for issuance under the plan increased by 750,000 to 6,531,333. This increase represents the lesser of 750,000 shares or 4% of the total shares outstanding calculated as of the end of the most recent fiscal year. The exercise price per share shall not be less than the fair value of the Company’s underlying common stock on the grant date and no option may have a term in excess of ten years. Further, pursuant to Nasdaq listing rules, the Company issued inducement awards in December 2017 outside of the Plan in the form of an option to purchase 775,000 shares of the Company’s common stock and a restricted stock unit award to purchase 40,000 shares of the Company’s common stock. In June 2018, the Company increased the aggregate number of shares of common stock authorized for issuance under the Plan by 2,500,000 shares. Stock option activity for employees and non-employees for the nine months ended September 30, 2019 is as follows:

	Shares Issuable Pursuant to Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Total Intrinsic Value (in thousands)
Outstanding January 1, 2019	8,498,047	$6.99	8.1	$5,214

Granted	140,000	$5.11
Exercised	(87,500)	$6.00
Forfeited	(41,875)	$6.49
Outstanding September 30, 2019	8,508,672	$6.97	7.4	$10,972
Exercisable September 30, 2019	4,765,748	$6.55	6.3	$8,261
Available for future grant	671,654

The weighted average grant-date fair value of stock options outstanding on September 30, 2019 was $5.08 per share. Total unrecognized compensation costs related to non-vested stock options at September 30, 2019 were approximately $17.5 million and are expected to be recognized within future operating results over a weighted-average period of 2.58 years. The total intrinsic value of the options exercised during the nine months ended September 30, 2019 was approximately $0.2 million. The total intrinsic value of the options exercised during the nine months ended September 30, 2018 was approximately $0.5 million.

The expected term of the employee-related options was estimated using the “simplified” method as defined by the SEC’s Staff Accounting Bulletin No. 107, Share-Based Payment. The volatility assumption was determined by examining the historical volatilities for industry peer companies, as the Company did not have sufficient trading history for its common stock. The risk-free interest rate assumption is based on the U.S. Treasury instruments, the term of which was consistent with the expected term of the options. The dividend assumption is based on the Company’s history and expectation of dividend payouts. The Company has never paid dividends on its common stock and does not anticipate paying dividends on its common stock in the foreseeable future. Accordingly, the Company has assumed no dividend yield for purposes of estimating the fair value of the options.

The Company uses the Black-Scholes model to estimate the fair value of stock options granted. For stock options granted to employees during the nine months ended September 30, 2019 and 2018, the Company utilized the following assumptions:

	September 30,
	2019	2018
Expected term (years)	5.5	5.5-6.25
Risk free interest rate	1.91-1.96%	2.33-2.93%
Volatility	74-77%	76-83%
Dividend yield	0%	0%
Weighted average grant date fair value per share of common stock	$3.26	$4.97

The Company from time to time grants options to purchase common stock to non-employees for services rendered and records expense ratably over the vesting period of each award. The Company estimates the fair value of the stock options using the Black-Scholes valuation model at each reporting date. The Company granted zero stock options to non-employees and recorded stock-based compensation expenses of $0.5 million during the nine months ended September 30, 2019. The Company granted 40,000 stock options to non-employees and recorded stock-based compensation expenses of $1.0 million during the nine months ended September 30, 2018.

For stock options granted to non-employees, the Company utilized the following assumptions:

	September 30,
	2019(1)	2018
Expected term (years)	—	7.9-9.3
Risk free interest rate	—	2.46-3.04%
Volatility	—	83-88%
Dividend yield	—	0%
Weighted average reporting date fair value per share of common stock	—	$10.94

(1)	There were no stock options granted to non-employees during the nine months ended September 30, 2019.

RSU activity under the Plan for the nine months ended September 30, 2019 is as follows:

		Weighted- Average
		Grant Date
	RSUs	Fair Value
Unvested January 1, 2019	127,300	$11.71
Granted	—	$—
Vested	—	$—
Forfeited	—	$—
Unvested September 30, 2019	127,300	$11.71

RSUs awarded to employees generally vest one-fourth per year over four years from the anniversary of the date of grant, provided the employee remains continuously employed with the Company. Shares of the Company’s stock are delivered to the employee upon vesting, subject to payment of applicable withholding taxes. The fair value of RSUs is equal to the closing price of the Company’s common stock on the date of grant. Total unrecognized compensation costs related to non-vested RSUs at September 30, 2019 was approximately $0.9 million and is expected to be recognized within future operating results over a period of 1.35 years. The following table presents stock-based compensation expense included in the Company’s consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Research and development	$651,835	$718,507	$2,005,816	$1,827,372
General and administrative	1,569,354	1,543,274	4,997,464	4,446,218
Total	$2,221,189	$2,261,781	$7,003,280	$6,273,590

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

The following table contains a summary of the Sublease costs recognized under ASC 842 and other information pertaining to the Company’s operating Sublease for the nine months ended September 30, 2019:

Nine Months Ended
September 30, 2019
Sublease cost
Operating Sublease cost	$134,452
Total Sublease cost	$134,452

Other information
Operating cash flows used for operating Sublease	$123,396
Weighted average remaining Sublease term	1.8 years
Weighted average discount rate	10%

Future minimum Sublease payments under the Company’s non-cancelable operating Sublease as of September 30, 2019, are as follows:

Future Operating Sublease Payments	Waltham
2019 (excluding the nine months ended September 30, 2019)	$47,384
2020	192,004
2021	114,018
Thereafter	—
Total Sublease payments	$353,406
Less: imputed interest	(29,269)
Total operating Sublease liabilities at September 30, 2019	$324,137

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

A total of 384 patients have been enrolled into the ongoing Phase 3 trial as of October 1, 2019. Due to a cyber-attack on one of our external contractors during the summer of 2019 that resulted in a disruption to patient recruitment in the study, we now expect to complete enrollment at approximately year-end 2019, and we anticipate top-line results from the 12-week, double-blind portion of the study to be available in the first half of 2020.

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

On September 24, 2019, we announced that we have entered into a long-term commercial supply agreement for roluperidone with Catalent, Inc. (“Catalent”), a leading global provider of advanced delivery technologies, development, and manufacturing solutions for drugs, biologics, gene therapies, and consumer health products. Under the terms of the agreement, Catalent will manufacture and package the finished dose form of the drug at its facility in Schorndorf, Germany. To date, Catalent has worked with us to enable the transfer from pilot to commercial-scale production. This has included analytical methods transfer and validation, process optimization, stability studies, and registration batch manufacturing, as well as packaging studies and assessing the influence of formulation factors on the product’s critical quality attributes as required by Quality by Design process.

Drug-Drug Interaction Studies

We have recently completed certain pharmacology trials that include a Drug-Drug Interaction (“DDI”) study, which comprise a standard part of the NDA. We have studied interactions separately with molecules inhibiting two subtypes of the cytochrome P450 (CYP2D6 and CYP3A4). The data from this study are currently being analyzed and preliminary data shows minimal interaction.

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

Publications

Schizophrenia Research has published online results demonstrating improvements in PSP in patients with schizophrenia treated with roluperidone (Personal and social adjustment effects of roluperidone in patients with schizophrenia and negative symptoms: Results from an exploratory outcome of a randomized placebo-controlled trial).

Schizophrenia Research has also published online results demonstrating improvements with roluperidone on 2 dimensions of negative symptoms (Effects of Roluperidone (MIN-101) on Two Dimensions of the Negative Symptoms Factor Score: Reduced Emotional Experience and Reduced Emotional Expression).

The Journal of American Medical Association Psychiatry has published online results demonstrating that avolition plays a central role in the successful treatment of negative symptoms (Network Analysis Indicates that Avolition is the Most Central Domain for the Successful Treatment of Negative Symptoms: Evidence from the Roluperidone Randomized Clinical Trial).

Combined with previous publications in peer-reviewed journals, a total of 6 peer-reviewed publications of Phase 2b data with roluperidone have appeared.

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

Enrollment was completed in this study in the third quarter of 2019, with a total of 360 adults with a diagnosis of moderate or severe MDD with anxious distress and without psychotic features enrolled in the U.S. and Europe. Based upon previous clinical observations, we believe that patients with MDD who also have symptoms of anxiety may benefit from treatment with MIN-117. Top-line results are expected in the fourth quarter of 2019.

Patients have been randomized to one of three arms, placebo and the two dosage arms, in a 2:1:1 ratio, resulting in 180 patients in the placebo group and 90 patients in each of the two MIN-117 treatment groups. The study design includes a screening phase of up to three weeks, a 6-week double-blind treatment phase and a 2-week post-study follow-up period.

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

Seltorexant (MIN-202)

Two Phase 2b Trials in MDD

On May 13, 2019, we announced positive top line results from a Phase 2b trial of seltorexant (the “MDD2001 Trial”) as adjunctive therapy to antidepressants in adult patients with MDD who have responded inadequately to antidepressant therapy, including selective serotonin reuptake inhibitors (“SSRIs”) and/or serotonin-norepinephrine reuptake inhibitors (“SNRIs”). In this dose finding study, the 20 mg dose of seltorexant showed a statistically significant improvement in the MADRS score compared to placebo. The least squares mean (LS mean) difference from placebo of the change in MADRS total score at the end of week 6 was 3.1 for the 20 mg dose of seltorexant, and the 2-sided p-value was 0.083, which is below the pre-specified 2-sided type I error level of 0.1.

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

On October 1, 2019, we announced top-line results from a Phase 2b clinical trial in which flexibly dosed seltorexant (20 mg or 40 mg) was compared to flexibly dosed quetiapine XR (150 mg or 300 mg) for adjunctive treatment of patients with MDD (the “MDD2002 Trial”). There were 102 patients enrolled, each with MDD not responding adequately to SSRIs and SNRIs. The primary endpoint was discontinuation of therapy, due to all causes, over 6 months. Mood improvement, measured using the MADRS, and safety and tolerability were evaluated. The primary intent of this exploratory trial was to generate data to assist with the planning of Phase 3 studies; it was not powered to detect statistical significance. Quetiapine XR was used as a comparator, because it is the only medication approved for the adjunctive treatment of MDD in both the U.S. and Europe.

Seltorexant showed a quantitative advantage in the number of discontinuations due to all causes, with 41% discontinuation in the seltorexant arm versus 47% in the quetiapine XR arm. As expected, there was not a statistical separation between the two treatment arms.

Mood improvement as measured by MADRS total score showed patients treated with seltorexant 20 mg dose experienced a greater improvement at week 24 (-22.7 points), compared to those treated with seltorexant 40 mg dose (-7.9 points), quetiapine 150 mg dose (-17.0 points) and quetiapine 300 mg dose (-14.8 points). As was shown in previous trials of seltorexant in MDD, a greater improvement in MADRS total score was observed in patients with sleep disturbance (Insomnia Severity Index ≥15) who received the 20 mg seltorexant dose. In these patients with insomnia, the improvements observed were -26.5 for the 20 mg seltorexant dose, -7.0 for the 40 mg seltorexant dose, -18.2 for the 150 mg quetiapine dose and -13.8 for the 300 mg quetiapine dose.

The overall safety profile of the seltorexant groups was favorable compared to quetiapine, consistent with prior seltorexant studies, and extended to longer-term exposure over 6 months. Patients receiving seltorexant also experienced fewer potentially treatment-related discontinuations than did patients receiving quetiapine (29.4% vs 47.1%).

The results of this study, taken with the results of the two previous studies (MDD2001 in MDD patients and ISM2005 in patients with insomnia), will help to define a Phase 3 clinical development program for seltorexant that potentially will encompass both MDD and insomnia.

Phase 1b trial in MDD

We have recently analyzed data from an exploratory, biomarker, multicenter, placebo-controlled, randomized, double-blind Phase 1b trial of seltorexant (the “MDD1009 Trial”), administered at doses of 20 and 40 mg, as monotherapy in 128 subjects with moderate to severe MDD. The primary objective of this study was to analyze the treatment effect of seltorexant versus placebo on symptoms of depression as measured by the Hamilton Rating Scale for Depression (HDRS17). The presence of subjective sleep disturbance (subjective sleep assessment, Insomnia Severity Index (ISI), and Ruminative Response Scale (RRS)) as a possible indicator of hyper-arousal was used as a stratification factor in patient randomization.

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

Results of Operations

Comparison of Three Months Ended September 30, 2019 versus September 30, 2018

Research and Development Expenses

Total research and development expenses were $9.7 million for the three months ended September 30, 2019 compared to $8.4 million for the same period in 2018, an increase in total expense of $1.3 million. The increase in research and development expenses primarily reflects higher development expenses for the Phase 3 clinical trial of roluperidone and the Phase 2b clinical trial of MIN-117.

General and Administrative Expenses

Total general and administrative expenses were $4.6 million for the three months ended September 30, 2019 compared to $4.1 million for the same period in 2018, an increase of approximately $0.5 million. This increase in general and administrative expenses was primarily due to higher professional fees to support pre-commercial activities.

Foreign Exchange (Losses) Gains

Foreign exchange losses were $5 thousand for the three months ended September 30, 2019 compared to losses of $11 thousand for the same period in 2018, a decreased loss of $6 thousand. The decreased loss was primarily due to clinical activities denominated in Euros.

Investment Income

Investment income was $0.3 million for the three months ended September 30, 2019 compared to $0.4 million for the same period in 2018, a decrease of $0.1 million. The decrease was due to a decrease in investment income on cash equivalents and marketable securities.

Interest Expense

Interest expense was zero for the three months ended September 30, 2019 compared to $4 thousand for the same period in 2018, a decrease of $4 thousand. The decrease was due to the repayment of principal on our Term A Loans in 2018.

Comparison of Nine Months Ended September 30, 2019 versus September 30, 2018

Research and Development Expenses

Total research and development expenses were $29.6 million for the nine months ended September 30, 2019 compared to $25.9 million for the same period in 2018, an increase in total expense of $3.7 million. The increase in research and development expenses primarily reflects higher development expenses for the Phase 3 clinical trial of roluperidone and the Phase 2b clinical trial of MIN-117. We expect research and development expenses to increase during 2019 as we increase patient enrollment and related support activities for the roluperidone and MIN-117 clinical trials.

General and Administrative Expenses

Total general and administrative expenses were $13.9 million for the nine months ended September 30, 2019 compared to $12.2 million for the same period in 2018, an increase of approximately $1.7 million. This increase in general and administrative expenses was primarily due to an increase in non-cash stock-based compensation expenses, increased salary costs and professional fees to support pre-commercial activities. We expect general and administrative expenses to increase during 2019 as we begin to prepare for the transition from clinical development to commercialization.

Foreign Exchange (Losses) Gains

Foreign exchange losses were $18 thousand for the nine months ended September 30, 2019 compared to gains of $0.2 thousand for the same period in 2018, a decrease of $18 thousand. The loss was primarily due to clinical activities denominated in Euros.

Investment Income

Investment income was $1.2 million in both nine months ended September 30, 2019 and 2018.

Interest Expense

Interest expense was zero for the nine months ended September 30, 2019 compared to $0.1 million for the same period in 2018, a decrease of $0.1 million. The decrease was due to the repayment of principal on our Term A Loans in 2018.

Liquidity and Capital Resources

Sources of Liquidity

We have incurred losses and cumulative negative cash flows from operations since our inception in April 2007 and, as of September 30, 2019, we had an accumulated deficit of approximately $256.8 million. We anticipate that we will continue to incur net losses for the foreseeable future as we continue the development and potential commercialization of our product candidates and to support our operations as a public company. At September 30, 2019, we had approximately $60.0 million in cash, cash equivalents, marketable securities, and restricted cash. We believe that our existing cash, cash equivalents, marketable securities, and restricted cash will be sufficient to meet our cash commitments for at least the next 12 months after the date that the interim condensed financial statements are issued. The process of drug development can be costly and the timing and outcomes of clinical trials is uncertain. The assumptions upon which we have based our estimates are routinely evaluated and may be subject to change. The actual amount of our expenditures will vary depending upon a number of factors including but not limited to the design, timing and duration of future clinical trials, the progress of our research and development programs, the infrastructure to support a commercial enterprise, the cost of a commercial product launch and the level of financial resources available. We have the ability to adjust our operating plan spending levels based on the timing of future clinical trials which will be predicated upon adequate funding to complete the trials.

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

Public Offering of Common Stock

On July 5, 2017, we closed a public offering of common stock, in which we issued and sold 5,750,000 shares of our common stock, including 750,000 shares sold pursuant to the underwriters’ full exercise of their option to purchase additional shares, at a public offering price of $7.75, for aggregate gross proceeds of $44.6 million. All of the shares issued and sold in this public offering were registered under the Securities Act of 1933, as amended, pursuant to a registration statement on Form S-3 (File No. 333-205764) and a related prospectus and prospectus supplement, in each case filed with the SEC. We incurred $3.0 million in underwriting discounts and commissions and transaction costs, which will be included as a component of additional paid-in capital, resulting in net proceeds of approximately $41.6 million.

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

Cash Flows

The table below sets forth our significant sources and uses of cash for the periods.

	Nine Months Ended
	September 30,
	2019	2018
	(dollars in millions)
Net cash (used in) provided by:
Operating activities	$(29.2)	$(32.1)
Investing activities	16.4	96.9
Financing activities	0.5	(3.5)
Net (decrease) increase in cash	$(12.3)	$61.3

Net Cash Used in Operating Activities

Net cash used in operating activities of approximately $29.2 million during the nine months ended September 30, 2019 was primarily due to our net loss of $42.3 million and amortization of investments of $0.7 million, partially offset by stock-based compensation expense of $7.0 million, a $3.6 million increase in accounts payable, a $2.6 million increase in accrued expenses, and a decrease in prepaid expense of $0.6 million.

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

Net Cash Provided by Investing Activities

Net cash provided by investing activities of approximately $16.4 million during the nine months ended September 30, 2019 was primarily due to the maturity and redemption of marketable securities of $65.8 million, partially offset by the purchase of marketable securities of $49.4 million.

Net cash provided by investing activities of approximately $96.9 million during the nine months ended September 30, 2018 was primarily due to the maturity and redemption of marketable securities of $104.9 million, partially offset by the purchase of marketable securities of $7.9 million.

Net Cash Provided by (Used in) Financing Activities

Net cash provided by financing activities of $0.5 million during the nine months ended September 30, 2019 was due to the proceeds from the exercise of common stock options of $0.5 million.

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

Critical Accounting Policies and Estimates

In our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, our most critical accounting policies and estimates upon which our financial status depends were identified as those relating to stock-based compensation; research and development costs; in-process research and development; goodwill; income taxes; Jumpstart Our Business Startups Act; net operating losses and tax credit carryforwards; and impairment of long-lived assets. We reviewed our policies and determined that those policies remain our most critical accounting policies for the nine months ended September 30, 2019.

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

Our management, with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2019. Based on the evaluation of our disclosure controls and procedures as of September 30, 2019, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

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

We are not profitable and have incurred losses in each period since our inception in 2007. For the nine months ended September 30, 2019 and 2018, we reported net losses of $42.3 million and $37.0 million, respectively. As of September 30, 2019, we had an accumulated deficit of $256.8 million.

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

As of September 30, 2019, we had cash, cash equivalents, marketable securities, and restricted cash of $60.0 million. We believe that our existing cash, cash equivalents, restricted cash, and marketable securities will be sufficient to meet our cash commitments for at least the next 12 months after the date that our interim condensed financial statements are issued. The process of drug development can be costly and the timing and outcomes of clinical trials is uncertain. The assumptions upon which we have based our estimates are routinely evaluated and may be subject to change. The actual amount of our expenditures will vary depending upon a number of factors including but not limited to the design, timing and duration of future clinical trials, the progress of our research and development programs, the infrastructure to support a commercial enterprise, the cost of a commercial product launch and the level of financial resources available.

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

Despite the implementation of security measures, our internal computer systems and those of our CROs and other contractors and consultants are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. For example, a cyber-attack on one of our external contractors during the summer of 2019 resulted in a disruption to patient recruitment in our Phase 3 clinical trial of roluperidone. Further similar events could occur and cause interruptions in our operations and result in a material disruption of our drug development programs. For example, the loss of clinical trial data from completed or ongoing or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach results in a loss of or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development of our product candidates could be delayed.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

We did not sell any unregistered securities during the three months ended September 30, 2019.

Issuer Purchases of Equity Securities

We did not repurchase any securities during the three months ended September 30, 2019.

Item 3.   Defaults upon Senior Securities

Not applicable.

Item 4.   Mine Safety Disclosures

Not applicable.

Item 5.   Other Information

On November 1, 2019, the Board of Directors of the Company amended and restated the Amended and Restated Bylaws of the Company, as amended (the “Restated Bylaws”), effective as of November 1, 2019, to, among other things, update and align the Company’s bylaws with what the Company believes to be appropriate corporate governance standards. Specifically, the Restated Bylaws provide for the Court of Chancery of the State of Delaware to be the exclusive forum for (a) any derivative action brought on behalf of the Company, (b) any action asserting a claim of breach of a fiduciary duty owed by any director, officer or other employee of the Company to the Company or the Company’s stockholders, (c) any action asserting a claim arising pursuant to any provision of the General Corporation Law of Delaware, the certificate of incorporation or the bylaws of the Company, or (d) any action asserting a claim governed by the internal affairs doctrine.

The foregoing description of the Restated Bylaws does not purport to be complete and is qualified in its entirety by reference to the full text of the Restated Bylaws attached hereto as Exhibit 3.2 and incorporated herein by reference.

Item 6.   Exhibits

The following exhibits are incorporated by reference or filed as part of this report.

Exhibit
Number	Description	SEC File No.

3.1

Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s registration statement on Form S-1/A filed with the SEC on June 10, 2014)

333-195169

3.2	Amended and Restated Bylaws of the Registrant

10.1†	Commercial Supply Agreement with Catalent Germany Schorndorf GmbH, dated as of September 18, 2019

31.1	Certification of Chief Executive Officer (Principal Executive Officer) pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer (Principal Financial Officer) pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1+	Certification of Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) pursuant to Section 906 of Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

†

Confidential treatment requested under 17 C.F.R. §§ 200.80(c) and 230.406 and Rule 24b-2. The confidential portions of this exhibit have been omitted and are marked accordingly. The confidential portions have been provided separately to the SEC pursuant to the confidential treatment request.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MINERVA NEUROSCIENCES, INC.

By:	/s/ Geoffrey Race
Geoffrey Race
Chief Financial Officer (Principal Financial Officer) (On behalf of the Registrant)

Date: November 4, 2019