Form 10-K
period 2019-12-31
Minerva Neurosciences, Inc.
filed 2020-03-09
CIK 1598646

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☒

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The aggregate value of the Company’s Common Stock held by non-affiliates of the Company was approximately $211.1 million as of June 28, 2019, when the last reported sales price was $5.63 per share.

The number of shares of Registrant’s Common Stock outstanding as of March 5, 2020 was 39,219,134.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement relating to the 2020 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A with the Securities and Exchange Commission are incorporated by reference into Part III of this Report. Such proxy statement will be filed with the Securities and Exchange Commission not later than 120 days following the end of the Registrant’s fiscal year ended December 31, 2019.

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

Overview

We are a clinical-stage biopharmaceutical company focused on the development and commercialization of a portfolio of product candidates to treat patients suffering from central nervous system (“CNS”) diseases. Leveraging our scientific insights and clinical experience, we have acquired or in-licensed three proprietary compounds that are currently in development. We believe these compounds have innovative mechanisms of action and therapeutic profiles that potentially address the unmet needs of patients with these diseases.

Our product portfolio and potential indications include: roluperidone (also known as MIN-101) for the treatment of negative symptoms in patients with schizophrenia; seltorexant (also known as MIN-202 or JNJ-42847922), which we are co-developing with Janssen Pharmaceutica NV (“Janssen”) for the treatment of insomnia disorder and adjunctive treatment of Major Depressive Disorder (“MDD”); and MIN-301 for the treatment of Parkinson’s disease. We believe our product candidates have significant potential to improve the lives of a large number of affected patients and their families who are currently not well-served by available therapies. According to Datamonitor, an independent market research firm, in 2019 approximately 2.9 million people suffered from schizophrenia and 2.1 million suffered from Parkinson’s disease in the United States (“U.S.”), Japan and the five major European Union (“EU”) markets of France, Germany, Italy, Spain and the United Kingdom. Approximately 30% of the adult U.S. population suffer from symptoms of insomnia and 10% are likely to suffer from chronic insomnia, making it the most common sleep disorder, and approximately 40% of all insomnia patients have a coexisting psychiatric condition. Comorbid mood and anxiety disorders are associated with high rates of severe insomnia complaints, which were independently associated with substantial functional impairment.

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

Our History

In November 2013, Cyrenaic Pharmaceuticals, Inc., or Cyrenaic, and Sonkei Pharmaceuticals, Inc., or Sonkei, merged, and the combined company was renamed Minerva Neurosciences, Inc. Cyrenaic had been incorporated in 2007 and had exclusively licensed roluperidone and other compounds with a similar structure and intended purpose from Mitsubishi Tanabe Pharma Corporation, or MTPC. Sonkei had been incorporated in 2008 and had exclusively licensed from MTPC a compound known as MIN-117 for which we recently discontinued development. We saw the merger as an opportunity to better serve underserved patient populations through combining a portfolio of promising product candidates targeting multiple CNS diseases. As a result of the merger, we have the rights to develop and commercialize roluperidone and MIN-117 globally, excluding most of Asia, where MTPC has retained commercialization rights.

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

Beyond schizophrenia, we believe roluperidone may possess therapeutic utility in brain disorders where negative symptoms are a significant unmet need and a core feature of the disease associated with a range of poor clinical outcomes. These potential indications include apathy in dementia, for which we have filed an Investigational New Drug (“IND”) application, Alzheimer’s disease, Parkinson’s disease and depression.

Clinical Development

Phase 3 Clinical Trial

In December 2017, the first patient was screened in the pivotal Phase 3 clinical trial of roluperidone (Study “MIN-101C07”) as monotherapy for negative symptoms in patients diagnosed with schizophrenia. The trial is a multicenter, randomized, double-blind, parallel-group, placebo-controlled, 12-week study to evaluate the efficacy and safety of 32 milligrams (“mg”) and 64 mg of roluperidone as compared to placebo in adult patients with negative symptoms of schizophrenia. The 12-week study is being followed by a 40-week, open-label extension period during which patients on roluperidone will continue receiving their original dose and patients on placebo will receive either 32 mg or 64 mg doses of roluperidone.

We have completed enrollment and a total of 515 patients were randomized in this trial at clinical sites in the U.S. and Europe. We anticipate top-line results from the 12-week, double-blind portion of the study to be available in the second quarter of 2020.

The primary endpoint of this trial is improvement in negative symptoms in patients treated with roluperidone compared to placebo as measured by the change in the Positive and Negative Syndrome Scale, or PANSS, Marder negative symptoms factor score (“NSFS”) over the 12-week double-blind treatment period. The key secondary endpoint is the effect of roluperidone compared to placebo as measured by the Personal and Social Performance, or PSP, total score over the same period. Additional secondary endpoints include the effect of roluperidone compared to placebo on the Clinical Global Impression of Severity (“CGI-S”) score, the PANSS total and subscale scores, the remaining Marder 4 factor scores, and safety and tolerability.

Patients admitted into the trial had a documented diagnosis of schizophrenia for at least one year and been symptomatically stable for at least 6 months with moderate to severe negative symptoms (>20 on the PANSS negative symptom subscale) and stable positive symptoms. Patients without moderate to severe symptoms of excitement/hyperactivity, suspiciousness/persecution, hostility, uncooperativeness, or poor impulse control were recruited. We believe these eligibility criteria represent the real-world patient population who may benefit when the drug is used in clinical practice. In addition, patients treated with psychotropic agents needed to undergo a wash-out period of a few days before receiving study drug. These parameters were applied in screening the population enrolled in the Phase 2b trial.

Chemistry, Manufacturing and Controls program

The chemistry, manufacturing and controls (“CMC”) scale-up program for roluperidone is ongoing to ensure consistency between the drug batches used during Phase 3 testing and those that will be available for potential marketing and commercialization pending the completion of our Phase 3 trial and subsequent regulatory submission and review of a New Drug Application (“NDA”) for roluperidone. The CMC program requires validation of all aspects of the manufacturing processes required to result in a drug product that consistently meets approved quality standards.

On September 23, 2019, we announced that we have entered into a long-term commercial supply agreement for roluperidone with Catalent, Inc. (“Catalent”), a leading global provider of advanced delivery technologies, development, and manufacturing solutions for drugs, biologics, gene therapies, and consumer health products. Under the terms of the agreement, Catalent will manufacture and package the finished dose form of roluperidone at its facility in Schorndorf, Germany. To date, Catalent has worked with us to enable the transfer from pilot to commercial-scale production. This has included analytical methods transfer and validation, process optimization, stability studies, and registration batch manufacturing, as well as packaging studies and the assessment of the influence of formulation factors on the product’s critical quality attributes as required by Quality by Design process.

Drug-Drug Interaction Studies

We have recently completed certain pharmacology trials that include a Drug-Drug Interaction (“DDI”) study, which comprise a standard part of the NDA. We have studied interactions separately with molecules inhibiting two subtypes of the cytochrome P450 (CYP2D6 and CYP3A4). The data from this study show minimal to no interaction with the CYP3A4 inhibitor, and some interaction (< 1.6 folds increase in exposure) with the CYP2D6 inhibitor.

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

Brain-Derived Neurotrophic Factor (“BDNF”) Findings

We have completed non-clinical studies that provides evidence of the effect of roluperidone on Brain-Derived Neurotrophic Factor (“BDNF”) and on Glial Cell-Derived Neurotrophic Factor (“GDNF”). BDNF is the most widely distributed member of neurotrophins in the brain and has been associated with neurogenesis, neuroplasticity, neuroprotection, synaptic regulation and learning and memory. Its involvement in schizophrenia has also been described. GDNF is another neurotrophin known to promote the survival of different types of brain cells and has been shown to be essential for the maintenance and survival of dopamine neurons.

Data from this study were presented at the 2019 Congress of the Schizophrenia International Research Society on April 11, 2019. These findings demonstrate that administration of roluperidone significantly increased BDNF release by astrocytes and hippocampal neurons obtained from the cerebral cortex of newborn rats, as well as the release of GDNF in cultured astrocytes. Furthermore, data showed that roluperidone enhanced BDNF gene expression at drug concentrations comparable to those observed in humans at tested doses. Based on these results, we believe that the effect of roluperidone on BDNF and GDNF may indicate its potential for disease modification and improved neuroplasticity, in addition to its observed effects on the sigma2, serotoninergic 5-HT2A, and possibly α1-adrenergic neurotransmitter pathways.

MIN-117

Introduction

On December 18, 2019, we announced that our Phase 2b trial of MIN-117 in adult patients suffering from moderate to severe major depressive disorder (“MDD”) and presenting with symptoms of anxious distress failed to meet its primary and key secondary endpoints. Neither the 5.0 mg nor the 2.5 mg dose of MIN-117 tested in this trial showed a statistically significant separation from placebo on the reduction in the symptoms of MDD over the 6-week treatment period as measured by the change in the Montgomery–Åsberg Depression Rating Scale (“MADRS”). In addition, neither dose showed a statistically significant separation from placebo on the key secondary endpoint, reduction of symptoms of anxiety as measured by Hamilton Anxiety Rating Scale (“HAM-A”) over the 6-week treatment period. Patients treated with the 2.5 mg dose experienced an improvement of 1.6 points compared to placebo at Week 2 (p≤ 0.029). No other statistically significant separation from placebo on HAM-A was observed.

MIN-117 was generally well tolerated, and the incidence of patients who reported treatment emergent adverse events over the duration of 6 weeks of treatment and 2 weeks of follow-up were 37% for the 2.5 mg, 39% for the 5 mg, and 38% for placebo. Only headaches were reported at ≥5% in this study at 12% for both the 2.5 and 5 mg, and 7% for placebo. There were no deaths, and only 5 patients in total discontinued from the study due to TEAE (2 for 2.5 mg, 1 for 5 mg, and 2 for placebo).

As a result of these findings, we have no plans for the further clinical development of MIN-117 in MDD.

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

Clinical Development

Two Phase 2b Trials in MDD

On May 13, 2019, we announced positive top-line results from a Phase 2b trial of seltorexant (the “MDD2001 Trial”) as adjunctive therapy to antidepressants in adult patients with MDD who have responded inadequately to antidepressant therapy, including selective serotonin reuptake inhibitors (“SSRIs”) and/or serotonin-norepinephrine reuptake inhibitors (“SNRIs”). In this dose finding study, the 20 mg dose of seltorexant showed a statistically significant improvement in the MADRS score compared to placebo. The least squares mean (LS mean) difference from placebo of the change in MADRS total score at the end of week 6 was 3.1 for the 20 mg dose of seltorexant, and the 2-sided p-value was 0.083, which is below the pre-specified 2-sided type I error level of 0.1.

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

We believe these results represent the first clinical observation in a large, late-stage study that a selective orexin molecule can achieve a positive effect as an adjunctive treatment in patients with MDD who have an inadequate response to SSRIs and SNRIs. We believe these findings, if confirmed in Phase 3 studies, will suggest a novel approach to treating MDD with an improved safety profile compared to existing therapies. Approximately 60%-70% of patients diagnosed and treated with first-line therapies, including SSRIs and/or SNRIs, do not experience adequate treatment response, and seltorexant potentially represents a unique opportunity to improve treatment response rates safely in most of these patients.

On October 1, 2019, we announced top-line results from a Phase 2b clinical trial in which flexibly dosed seltorexant (20 mg or 40 mg) was compared to flexibly dosed quetiapine XR (150 mg or 300 mg) for adjunctive treatment of patients with MDD (the “MDD2002 Trial”). There were 102 patients enrolled, each with MDD not responding adequately to SSRIs and SNRIs. The primary endpoint was all cause discontinuation of therapy over 6 months. Mood improvement, measured using the MADRS, and safety and tolerability were evaluated. The primary intent of this exploratory trial was to generate data to assist with the planning of Phase 3 studies; it was not powered to detect statistical significance. Quetiapine XR was used as a comparator, because it is the only medication approved for the adjunctive treatment of MDD in both the U.S. and Europe.

Seltorexant showed a quantitative advantage in the number of discontinuations due to all causes, with 41% discontinuation in the seltorexant arm versus 47% in the quetiapine XR arm. As expected, there was not a statistical separation between the two treatment arms.

Mood improvement as measured by MADRS total score showed patients treated with seltorexant 20 mg dose experienced a greater improvement at week 24 (-22.7 points), compared to those treated with seltorexant 40 mg dose (-7.9 points), quetiapine 150 mg dose (-17.0 points) and quetiapine 300 mg dose (-14.8 points). As was shown in previous trials of seltorexant in MDD, a greater improvement in MADRS total score was observed in patients with sleep disturbance (ISI ≥15) who received the 20 mg seltorexant dose. In these patients with insomnia, the improvements observed were -26.5 for the 20 mg seltorexant dose, -7.0 for the 40 mg seltorexant dose, -18.2 for the 150 mg quetiapine dose and -13.8 for the 300 mg quetiapine dose.

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

Phase 1b trial in MDD

We have recently analyzed data from an exploratory, biomarker, multicenter, placebo-controlled, randomized, double-blind Phase 1b trial of seltorexant (the “MDD1009 Trial”), administered at doses of 20 and 40 mg, as monotherapy in 128 subjects with moderate to severe MDD. The primary objective of this study was to analyze the treatment effect of seltorexant versus placebo on symptoms of depression as measured by the Hamilton Rating Scale for Depression (HDRS). The presence of subjective sleep disturbance (subjective sleep assessment, ISI, and Ruminative Response Scale (“RRS”)) as a possible indicator of hyper-arousal was used as a stratification factor in patient randomization.

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

Phase 2b Trial in Insomnia Disorder

On June 24, 2019, we announced positive top-line results from a Phase 2b clinical trial of seltorexant in patients with insomnia disorder (the “ISM2005 Trial”) that demonstrated highly statistically significant (p ≤ 0.001) and clinically meaningful improvement on Latency to Persistent Sleep (“LPS”) at Night 1, the primary endpoint of the study. The mean decrease from baseline at Night 1 in LPS was 15 minutes for placebo, 30 minutes for seltorexant 5 mg, 50 minutes for seltorexant 10 mg, and 48 minutes for seltorexant 20 mg.

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

Phase 3 development

After reviewing the data from the Phase 2b trials already conducted, we are not in agreement with Janssen that Decision Point 4 under the Agreement has been reached. Under the Agreement, our cost-sharing obligations do not begin until Decision Point 4 has been reached. Following occurrence of Decision Point 4, Janssen is responsible for 60% of the cost of Phase 3 development in all indications except insomnia and Minerva is responsible for 40%. We have the right to opt-out of the Agreement at any time after Decision Point 4, and if we opt-out, we collect a royalty on worldwide sales of seltorexant in the mid-single digits with no further obligations to Janssen. In January 2020, Janssen invoiced us for $3.4 million, representing our 40% portion of the Phase 3 development costs through December 31, 2019. Janssen estimates it will spend approximately $100 million in Phase 3 development costs in 2020. We have been conducting discussions with Janssen regarding this disagreement and have not accrued any Phase 3 development costs incurred by Janssen.

Janssen has proposed a Phase 3 development program with a target indication of “adjunctive treatment of MDD (aMDD) in patients with insomnia symptoms” and clinical trials to support that target indication. We and Janssen are consulting with FDA and EMA/CHMP about this target indication and these trials. We believe that under the terms of the Agreement we have the right to strategic control of the proposed development program, and this matter is part of the ongoing discussions that we are conducting with Janssen.

Amendment to Co-Development and License Agreement with Janssen

In June 2017, we entered into an amendment (the “Amendment”) to the co-development and license agreement with Janssen dated February 13, 2014 (the “Agreement”). The effectiveness of the Amendment was contingent upon approval of its terms by the European Commission and the closing of the acquisition of Actelion Ltd. by affiliates of Janssen. These conditions were subsequently met, and the Amendment became effective on August 29, 2017. Under the Amendment, Janssen has waived its right to royalties on seltorexant insomnia sales in the Minerva Territory. We retain all of our rights to seltorexant, including commercialization of the molecule for the treatment of insomnia and aMDD, which include an exclusive license in the Minerva Territory, with royalties payable by us to Janssen on seltorexant sales outside of the insomnia indication. Royalties on sales outside of the Minerva Territory are payable by Janssen to us. Janssen made an upfront payment to us of $30 million upon the effectiveness of the Amendment and agreed to make a $20 million payment at the start of a Phase 3 insomnia trial for seltorexant and a $20 million payment when 50% of the patients are enrolled in this trial. Janssen further agreed to waive development payments from us until completion of the Phase 2b development milestone, which is referred to as “Decision Point 4.” The $30 million payment and $11.2 million in previously accrued collaborative expenses, which were forgiven upon the effective date of the Amendment, are earned and recognized as revenue as the services are performed from the commencement of Phase 3 development to the completion of the development activities using the proportional performance method. The $30 million payment along with the $11.2 million in previously accrued collaborative expenses have been included under deferred revenue on our balance sheet at December 31, 2019 and 2018. If we opt out of the program, then any remaining deferred revenue would be recognized at the time of the opt out. In connection with the Amendment, we repurchased all of the approximately 3.9 million shares of our common stock previously owned by Johnson & Johnson Innovation-JJDC Inc. at a per share price of $0.0001, for an aggregate purchase price of approximately $389.

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

Pre-clinical Development

Results from a non-human primate study showed that treatment with an analog of MIN-301 resulted in improvements in a range of symptoms associated with a Parkinson’s disease model in primates. The results confirmed the beneficial effects of MIN-301 in non-primate pre-clinical models. We believe these data provide support for advancing MIN-301 into clinical trials for the treatment of Parkinson’s disease in humans. Building upon these data, we are continuing to conduct pre-clinical studies in preparation for an IND or Investigational Medicinal Product Dossier (“IMPD”) filing, with a Phase 1 study expected to commence thereafter.

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

In June 2017, we entered into an amendment (“the Amendment”) to the co-development and license agreement with Janssen dated February 13, 2014 (the “Agreement”). The effectiveness of the Amendment was contingent upon approval of its terms by the European Commission and the closing of the acquisition of Actelion Ltd. by affiliates of Janssen. These conditions were subsequently met, and the Amendment became effective on August 29, 2017. Under the Amendment, Janssen has waived its right to royalties on seltorexant insomnia sales in the Minerva Territory. We retain all of our rights to seltorexant, including commercialization of the molecule for the treatment of insomnia and as an adjunctive therapy for MDD, which include an exclusive license in the Minerva Territory, with royalties payable by us to Janssen on seltorexant sales outside of the insomnia indication. Royalties on sales outside of the Minerva Territory are payable by Janssen to us. Janssen made an upfront payment to us of $30 million upon the effectiveness of the Amendment and agreed to make a $20 million payment at the start of a Phase 3 insomnia trial for seltorexant and a $20 million payment when 50% of the patients are enrolled in this trial. Janssen further agreed to waive development payments from us until completion of the Phase 2b development milestone, which is referred to as “Decision Point 4.” The $30 million payment and $11.2 million in previously accrued collaborative expenses, which were forgiven upon the effective date of the Amendment, are earned and recognized as revenue as the services are performed from the commencement of Phase 3 development to the completion of the development activities using the proportional performance method. The $30 million payment along with the $11.2 million in previously accrued collaborative expenses have been included under deferred revenue on our balance sheet at December 31, 2019 and 2018. If we opt out of the program, then any remaining deferred revenue would be recognized at the time of the opt out. In connection with the Amendment, we repurchased all of the approximately 3.9 million shares of our common stock previously owned by Johnson & Johnson Innovation-JJDC Inc. at a per share price of $0.0001, for an aggregate purchase price of approximately $389. As a result of the Amendment, we did not incur any development expense during the year ended December 31, 2019 or 2018.

Also as result of the Amendment, we assumed strategic control of matters relating to the clinical development of seltorexant for insomnia and have no further financial obligations until after Decision Point 4. After Decision Point 4, both we and Janssen have the right to opt-out of the Agreement.

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

Specific compounds under late-stage development that include negative symptoms as a target include Acadia Pharmaceuticals’ Pimavanserin, a selective serotonin 5HT2a inverse agonist (“SSIA”) that is approved for the treatment of hallucinations and delusions associated with Parkinson’s disease psychosis. In January 2019, Lundbeck indicated they would begin proof of concept studies for Lu AF11167, a PDE-10 inhibitor for the treatment of persistent negative symptoms in schizophrenia. Other products in clinical development whose targets include negative symptoms (although not necessarily defined as a primary outcome of their clinical trials) are Roche’s RO6889450/RG-7906, Takeda’s TAK-831, SyneuRx’s NaBen, and Avanir Pharmaceuticals’ AVP-786.

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

Unlike existing therapies, seltorexant, if approved, is expected to inhibit wakefulness-promoting neurotransmitters, rather than activating sleep-promoting neurotransmitters. In August 2014, Merck & Co.’s dual orexin receptor antagonist, suvorexant, was approved by the FDA and is currently marketed under the name Belsomra®. In December 2019, Eisai announced U.S. FDA approval of DAYVIGO™ (lemborexant), a dual orexin receptor antagonist for the treatment of insomnia in adult patients. If approved, we believe seltorexant, which is a single orexin receptor antagonist that targets orexin 2 pathways only and has a different pharmacokinetic profile from Belsomra and Dayvigo, may have equal or superior efficacy, less residual sedation and impaired daytime functioning, and superior preservation of appropriate levels of rapid eye movement sleep as compared to Belsomra.

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

In addition to U.S. Patent No. 7,166,617, Minerva also owns numerous other granted patents and patent applications worldwide that provide strong protection for roluperidone. These include patents and applications directed to pharmaceutical compositions comprising roluperidone and methods of using roluperidone.

Pharmaceutical Compositions

We own three granted U.S. patents, U.S. Patent Nos. 9,458,130, 9,730,920 and 10,258,614, and pending applications in the U.S., Australia, Brazil, Canada, Chile, Colombia, Eurasia, Europe, Israel, Mexico, New Zealand, Peru, Ukraine, and South Africa that cover a novel formulation comprising roluperidone. This novel formulation provides improved therapeutic response and minimizes the potential for transient QTc increases – and thus safety issues - when compared to previous formulations. Because of this improved safety profile, it is this formulation of roluperidone that is being used in Phase 3 clinical trials, and it is this formulation that we expect will be the basis for approval in the US and EU. The granted U.S. patents, as well as any other U.S. or foreign patents that may grant from these applications, will expire no earlier than November 30, 2035. These patents are listable in the FDA's Orange Book and would, we believe, bar generic competition during their terms. In addition to the patent terms referenced above, a patent term extension of up to 5 years may also be available.

We also own pending applications in the U.S., Australia, Brazil, Canada, Chile, Colombia, Eurasia, Europe, Israel, Mexico, New Zealand, Peru, Ukraine, and South Africa that cover gastro-resistant, controlled release dosage formulations of roluperidone. The terms of any future granted patents in this patent family would expire no earlier than June 21, 2038.

Methods of Use

We own U.S. Patent No. 9,732,059, two granted patents in Russia, and a single patent in Europe (Austria, Belgium, Denmark, Finland, France, Germany, Greece, Ireland, Italy, Luxembourg, Netherlands, Norway, Poland, Portugal, Spain, Sweden, Switzerland, Turkey, and United Kingdom), as well as pending applications in United States, Brazil, Canada, Europe, and Russia across two patent families that are directed to methods of use of roluperidone to treat negative and other symptoms of schizophrenia, sleep disorders, depression, and other sigma-2 disorders or conditions. U.S. Patent No. 9,732,059 covers the use of roluperidone to treat one or more negative symptoms of schizophrenia and will not expire until 2033. This patent is listable in the FDA's Orange Book and would, we believe, bar generic competition during their terms. A patent term extension of up to 5 years may also be available. The foreign patents, as well as any future U.S. or foreign patents granting in these families, are scheduled to expire no earlier than July 20, 2031.

We also own U.S. and EP patent applications directed to the use of roluperidone to treat negative symptoms in non-schizophrenic patients. Any patents granting from these applications would expire no earlier than May 23, 2037.

In addition, we own U.S. and PCT applications directed to the use of roluperidone to treat negative symptoms, various disorders (including autism disorders, amblyopia, personality disorders, traumatic brain injury), as well as increasing neuroplasticity and promoting neuroprotection in subjects in need thereof. Any patents granting from the U.S. application, or any national phase applications that may be filed based upon the PCT application, would expire no earlier than August 21, 2039.

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

Pharmaceutical Compositions and Methods of Use

We own granted patents in Australia and Chile, as well as several pending applications in the United States, Europe, Australia, Brazil, Canada, Colombia, Israel, Mexico, New Zealand, Peru, Russia, and South Africa that cover compositions comprising a low dose of MIN-117 and their use for treating depression, sleep disorders, and improving cognitive impairment in patients with depression. Patents that grant from these applications will expire no earlier than January 24, 2034. A patent term extension of up to five years may be available in the United States.

We also own U.S. and EP patent applications directed to the use of MIN-117 to treat anxiety disorders. Any patents granting from these applications would expire no earlier than May 23, 2037.

New Patent Application Related to Pain

We also own U.S. patent application and PCT application directed to the use of MIN-117 to treat pain. Pre-clinical rat models submitted in the patent application included peripheral motoneuropathy, inflammatory pain and chemotherapy-induced peripheral neuropathic pain. Findings in these models showed that MIN-117 restored approximately 60 percent of the nociceptive pain threshold after peripheral motoneuropathy or inflammatory pain and significantly reduced, in a dose-dependent manner, chemotherapy-induced peripheral neuropathic pain.

These results suggest that MIN-117 may be a candidate for study in the treatment of diseases with chronic pain symptoms and may have the potential to address the urgent need for non-opioid therapeutic options for the treatment of pain. Furthermore, the currently available treatments for chronic pain are often not satisfactory and may be associated with adverse reactions, tolerance, dependence and reductions in the quality of life for patients. Any patents granting from the U.S. application, or any national phase applications that may be filed based upon the PCT application, would expire no earlier than September 4, 2039.

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

MIN-301

We own a patent family that is directed to the use of MIN-301 for treating neurologic and psychiatric diseases, including Parkinson’s disease. This patent family includes patents granted in the U.S., Australia, Canada, Europe (Austria, Belgium, Denmark, France, Germany, Greece, Ireland, Italy, Netherlands, Norway, Portugal, Spain, Sweden, Switzerland, Turkey and United Kingdom), Japan, Mexico and Russia. Applications are also pending in the United States and Brazil. Any existing and future granted patents in this family will expire no earlier than November 17, 2028. A patent term extension of up to five years may be available in the United States.

Data and Marketing Exclusivity

In addition to patent protection, our product candidates may also be eligible for data and marketing exclusivity protection in the U.S., EU and certain other countries. If this protection is available, no competitor may use the data in our marketing application to obtain marketing approval of a generic product during the exclusivity period.

For small molecules, such as roluperidone, seltorexant and MIN-117, the data and marketing exclusivity period is generally five years in the U.S. and ten years in the EU, measured from the FDA and EU approval dates, respectively. If MIN-301 is approved as a biologic product, it may be eligible for a data and marketing exclusivity period of twelve years in the U.S. and ten years in the EU. The data and marketing exclusivity periods in the U.S. may be extended by 6 months of pediatric exclusivity if a qualifying pediatric study is performed or in the EU by 12 months if approval for a new indication is obtained during the initial 8 year data exclusivity period and there are no existing therapies for that indication, or there are existing therapies for that indication, but there is a significant clinical benefit to using the drug for which the extra market protection is sought.

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

Government Regulation and Product Approval

Clinical Trials and Marketing Authorization in the European Union

In Europe, a clinical trial application, or CTA, must currently be submitted to the competent national regulatory authority and to independent ethics committees in each country in which we intend to conduct clinical trials. Once the CTA is approved in accordance with that country’s requirements, clinical trial development may proceed in that country. Under the new Regulation on Clinical Trials, which is expected to take effect in 2020, there will be a centralized application procedure where one national authority takes the lead in reviewing the application and the other national authorities have only a limited involvement. Any substantial changes to the trial protocol or other information submitted with the clinical trial applications must be notified to or approved by the relevant competent authorities and ethics committees. In all cases, the clinical trials must be conducted in accordance with good clinical practices and other applicable regulatory requirements and medicines used in clinical trials must be manufactured in accordance with good manufacturing practices. A clinical trial may only be undertaken subject to certain conditions. The relevant ethics committee must give its opinion, before a clinical trial commences, on any issue requested. Clinical trials information must be entered into a European database. There are strict requirements in relation to the labeling and packaging of our product candidates, the verification of compliance with the provisions on good clinical and manufacturing practice and the notification of adverse events and serious adverse reactions.

Under European Union regulatory systems, a company may not market a medicinal product without marketing authorization.

There are four procedures for submitting a Marketing Authorization Application, or MAA, in the EU: (i) the national procedure, (ii) the mutual recognition procedure, or MRP; (iii) the decentralized, or DCP and (iv) the centralized procedure, or CP. The submission strategy for a given product will depend on the nature of the product, the target indication(s), the history of the product, and the marketing plan. The centralized procedure is compulsory for certain medicinal products which are produced by biotechnology processes, advanced therapy medicinal products and for those which are designated as orphan medicinal products. Besides the products falling under the mandatory scope, the centralized procedure is also optional for medicinal products that constitute a significant therapeutic, scientific or technical innovation i.e. new active substances or other medicinal products that constitute a significant therapeutic, scientific or technical innovation that contain an active substance not authorized in the European Union before May 20, 2004 or for which a centralized procedure would be in the interest of patients.

The centralized procedure leads to approval of the product in all 27 EU member states and in Norway, Iceland and Liechtenstein, collectively referred to herein as the EEA. Submission of one MAA thus leads to one assessment process and one authorization that allows access to the market of the entire EEA. The process of the centralized procedure is triggered when the applicant submits an MAA to the EMA. The letter of intent also initiates the assignment of the Rapporteur and Co-Rapporteur, who are the two appointed members of the Committee for Human Medicinal Products, or CHMP, representing two EU member states. Under the centralized procedure, the maximum timeframe for the evaluation of an MAA by the EMA is 210 days. This excludes so-called clock stops, during which additional written or oral information is to be provided by the applicant in response to questions asked by the Committee for Human Medicinal Products, or CHMP. At the end of the review period, the CHMP provides an opinion to the European Commission. If this is opinion favorable, the Commission may then adopt a decision to grant a marketing authorization. In exceptional cases, the CHMP might perform an accelerated review of an MAA in no more than 150 days. This is usually when the product is of major interest from the point of view of public health and, in particular, from the viewpoint of therapeutic innovation.

When using the MRP or DCP, the applicant must select which and how many EU member states in which to seek approval. In the case of an MRP, the applicant must initially receive national approval in one EU member state. This will be the so-called reference member state, or RMS, for the MRP. Then, the applicant seeks approval for the product in other EU member states, the so-called concerned member states, or CMS, in a second step: the mutual recognition process. For the DCP, the applicant will approach all chosen member states at the same time. To do so, the applicant will identify the RMS that will assess the submitted MAA and provide the other selected member states with the conclusions and results of the assessment.

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

The manufacture of investigational drugs for the conduct of human clinical trials is subject to the Current Good Manufacturing Practices, or cGMPs. Investigational drugs and active pharmaceutical ingredients imported into the United States are also subject to regulation by FDA relating to their labeling and distribution. Further, the export of investigational drug products outside of the United States is subject to regulatory requirements of the receiving country as well as United States export requirements.

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

Brexit and the Regulatory Framework in the United Kingdom

On June 23, 2016, the electorate in the United Kingdom voted in favor of leaving the European Union, commonly referred to as “Brexit” and the United Kingdom officially withdrew from the European Union on January 31, 2020. The United Kingdom and the European Union are currently in a transition period during which the United Kingdom and the European Union are negotiating additional arrangements, including their future trading arrangement. The United Kingdom has stated that it wants the transition period to expire, and the future trading terms to be agreed, by December 31, 2020. Since the regulatory framework for pharmaceutical products in the United Kingdom covering quality, safety and efficacy of pharmaceutical products, clinical trials, marketing authorization, commercial sales and distribution of pharmaceutical products is derived from European Union directives and regulations, immediately following Brexit, it is expected that the United Kingdom’s regulatory regime will remain aligned to European regulations. It remains to be seen how, if at all, Brexit will impact regulatory requirements for product candidates and products in the United Kingdom. In the longer term, Brexit could materially impact the future regulatory regime which applies to products and the approval of product candidates in the United Kingdom.

Employees

As of December 31, 2019, we had 13 full-time employees. In addition, we are or have engaged with a number of consultants and companies, including Pharma Partnering in Research & Strategy SAS, or PPRS, that provide expertise in the key functions involved with the development of our products. None of our employees is subject to a collective bargaining agreement and we consider our relationship with our employees to be good.

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

We are not profitable and have incurred losses in each period since our inception in 2007. For the year ended December 31, 2019, and 2018, we reported net losses of $72.2 million and $50.2 million, respectively. As of December 31, 2019, we had an accumulated deficit of $286.7 million.

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

As of December 31, 2019, we had cash, cash equivalents, restricted cash, and marketable securities of $46.0 million. We believe that our existing cash, cash equivalents, restricted cash, and marketable securities will be sufficient to meet our cash commitments for at least the next 12 months after the date that the year-end condensed financial statements are issued. The process of drug development can be costly and the timing and outcomes of clinical trials is uncertain. The assumptions upon which we have based our estimates are routinely evaluated and may be subject to change. The actual amount of our expenditures will vary depending upon a number of factors including but not limited to the design, timing and duration of future clinical trials, the progress of our research and development programs, the infrastructure to support a commercial enterprise, the cost of a commercial product launch, and the level of financial resources available.

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

As of December 31, 2019, we had approximately $75.9 million of Federal NOL carryforwards. These Federal NOL carryforwards will begin to expire at various dates beginning in 2027, if not utilized. Under the newly enacted Federal income tax law, Federal NOLs incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such Federal NOLs is limited. We plan to use our operating losses to offset any potential future taxable income generated from operations or collaborations. To the extent we generate taxable income, we plan to use our existing NOL carryforwards and future losses to offset income that would otherwise be taxable. If substantial changes in ownership have occurred, there could be annual limitations on the amount of carryforwards that can be realized in future periods. We have not performed a detailed analysis to determine whether an ownership change occurred upon consummation of the merger between us and Sonkei, upon the acquisition of Mind-NRG or our initial public offering, the concurrent private placements or our subsequent public offerings. However, as a result of these transactions, it is likely that an ownership change has occurred. Therefore, it is likely that some or all of our existing NOL carryforwards would be limited by the provisions of Section 382 of the Code. Further, state NOL carryforwards may be similarly limited. We had approximately $71.6 million of state net operating carryforwards at December 31, 2019. It is also possible that future changes in ownership, including as a result of subsequent sales of securities by us or our stockholders, could similarly limit our ability to utilize NOL carryforwards. It is possible that all of our existing NOL carryforwards have been or will be disallowed. Any such disallowances may result in greater tax liabilities than we would incur in the absence of such a limitation and any increased liabilities could adversely affect our business, results of operations, financial condition and cash flow.

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

Whether regulatory approval will be granted is unpredictable and depends upon numerous factors, including the substantial discretion of the regulatory authorities. Moreover, the filing of a marketing application, including a New Drug Application (“NDA”), or Biologics License Application, or BLA, requires a payment of a significant user fee upon submission. The filing of marketing applications for our product candidates may be delayed due to our lack of financial resources to pay such user fee.

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

We rely on CROs and clinical trial sites to ensure the proper and timely conduct of our clinical trials in Europe and, we expect, eventually in the United States and, while we have agreements governing their committed activities, we have limited influence over their actual performance. We may also experience difficulties enrolling subjects for our clinical trials relating to roluperidone due to the mental health of the subjects that we will need to enroll, related diagnoses and drop-out rates.

Our clinical trials may fail to demonstrate adequately the safety and efficacy of our product candidates, which could prevent or delay regulatory approval and commercialization, and also increase costs.

Before obtaining regulatory approvals for the commercial sale of our product candidates, we must demonstrate through lengthy, complex and expensive pre-clinical testing and clinical trials that our product candidates are both safe and effective for use in each target indication, and failures can occur at any stage of testing. Clinical trials often fail to demonstrate safety and statistically significant efficacy of the product candidate studied for the target indication in later stages of clinical development. For example, our MIN-117 Phase 2b trial in MDD failed to achieve its primary endpoint and we have decided to discontinue development of MIN-117 for MDD. Furthermore, although we believe our Phase 2b trial with roluperidone met its primary endpoint as we observed the statistically significant benefit of roluperidone over placebo in improving negative symptoms in patients with schizophrenia, our Phase 3 trial with roluperidone, may fail to demonstrate safety and efficacy. Regulatory authorities may find that our studies do not support, in combination with other studies, approval of our product candidates for the target indication. In addition, our product candidates may be associated with undesirable side effects or have characteristics that are unexpected, which may result in abandoning their development or regulatory authorities restricting or denying marketing approval. For instance, prior clinical studies indicated that roluperidone and MIN-117 may cause adverse events, including, but not limited to, dizziness, vital sign changes, central nervous system events, cardiac events, including prolongation of the QT/QTc interval, and gastrointestinal events. Most product candidates that commence clinical trials are never approved by the applicable regulatory authorities.

In the case of our product candidate roluperidone, we are seeking to develop a treatment for schizophrenia, which adds a layer of complexity to our clinical trials and may delay regulatory approval. We do not fully understand the cause and pathophysiology of schizophrenia, and our results will rely on subjective subject feedback, which is inherently difficult to evaluate, can be influenced by factors outside of our control and can vary widely from day to day for a particular subject, and from subject to subject and site to site within a clinical study. The placebo effect may also have a more significant impact on our clinical trials.

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

Our ability to commercialize any products successfully will depend in part on the extent to which coverage and adequate reimbursement for these products and related treatments will be available from government health administration authorities and other third-party payors, such as private health insurers and health maintenance organizations. Government authorities and other third-party payors determine which medications they will cover and establish reimbursement levels. Assuming we obtain coverage for a given product by a third-party payor, the resulting reimbursement payment rates may not be adequate or may require co-payments that patients find unacceptably high. Patients who are prescribed medications for the treatment of their conditions, and their prescribing physicians, generally rely on third-party payors to reimburse all or part of the costs associated with their prescription drugs. Patients are unlikely to use our products unless coverage is provided and reimbursement is adequate to cover all or a significant portion of the cost of our products. Therefore, coverage and adequate reimbursement is critical to new product acceptance. Coverage decisions may depend upon clinical and economic standards that disfavor new drug products when more established or lower cost therapeutic alternatives are already available or subsequently become available.

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

A variety of risks associated with international operations could materially adversely affect our business.

We expect to engage in significant cross-border activities, and we will be subject to risks related to international operations, including:

•	different regulatory requirements for maintaining approval of drugs in foreign countries;
•	reduced protection for contractual and intellectual property rights in certain countries;
•	unexpected changes in tariffs, trade barriers and regulatory requirements;
•	economic weakness, including inflation, political instability in particular foreign economies and markets, or public health issues or pandemics, such as the coronavirus;
•	compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;
•	foreign currency fluctuations, which could result in increased operating expenses and reduced revenue, and other obligations incident to doing business in another country;
•	workforce uncertainty in countries where labor unrest is more common than in North America;
•	tighter restrictions on privacy and the collection and use of patient data; and
•	business interruptions resulting from geopolitical actions, including war and terrorism, or natural disasters including earthquakes, typhoons, floods and fires.

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

As of December 31, 2019, we had 13 full-time employees. As our development and commercialization plans and strategies develop, we expect to need additional managerial, operational, sales, marketing, financial and other resources. Future growth would impose significant added responsibilities on members of management, including:

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

Despite the implementation of security measures, our internal computer systems and those of our CROs and other contractors and consultants are vulnerable to damage from computer viruses, unauthorized access, natural disasters, outbreaks of contagious diseases, such as coronavirus, terrorism, war and telecommunication and electrical failures. For example, a cyber-attack on one of our external contractors during the summer of 2019 resulted in a disruption to patient recruitment in our Phase 3 clinical trial of roluperidone. Further similar events could occur and cause interruptions in our operations, and could result in a material disruption of our drug development programs. For example, the loss of clinical trial data from completed or ongoing or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach results in a loss of or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development of our product candidates could be delayed.

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

We depend on our collaborations with Mitsubishi Tanabe Pharma Corporation, or MTPC, and Janssen Pharmaceutica NV (“Janssen”) and could be seriously harmed if our license agreements with MTPC and Janssen were terminated.

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

We disagree with Janssen on certain payment obligations arising out of the co-development and license agreement that we entered into with Janssen on February 13, 2014, and was subsequently amended in June 2017 (the “Agreement”), which disagreement could lead to us incurring significant payment obligations, us becoming involved in legal actions or the termination of the Agreement, any of which could have a material adverse effect on us.

We are currently engaged in a disagreement with Janssen regarding the achievement of a certain development milestone, which is referred to as “Decision Point 4” in the Agreement. As discussed in greater detail in the “Business” section, Janssen has asserted that Decision Point 4 has been reached, which subsequently requires that we share in 40% of the Phase 3 development costs. Janssen has already invoiced us $3.4 million for our alleged share of the Phase 3 development costs in 2019, and Janssen estimates it will have approximately $100 million in further Phase 3 development costs in 2020. We have the right to opt-out of the Agreement after Decision Point 4, and if we opt-out, we collect a royalty on worldwide sales of seltorexant in the single digits with no further obligations to Janssen.

If it is determined that we are required to make a significant payment to Janssen, we may not have sufficient cash to make such payment and may be required to incur additional indebtedness or to raise additional funds via an equity financing in order to make such payment to Janssen. We cannot be certain that we will be able to borrow or raise sufficient funds for this purpose under terms acceptable to us, if at all. While we are engaged in ongoing discussions with Janssen concerning the Agreement and our continued business relationship, we cannot assure you that we will be able to resolve this disagreement to our satisfaction, or at all. Although we do not believe Janssen has grounds to terminate the Agreement, we may have to take legal action to preserve our rights under the Agreement. Any such action may be costly and time consuming and there can be no assurance of the outcome. If we are unable to resolve this disagreement to our satisfaction, it may have a material adverse impact on our business.

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

To our knowledge, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially own approximately 34% of our voting stock as of December 31, 2019. Accordingly, these stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. The interests of this group of stockholders may not always coincide with the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.

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

At March 5, 2020, there were approximately 131 holders of record of our common stock. We believe that the number of beneficial owners of our common stock at that date was substantially greater.

Our equity plan information required by this Item is incorporated by reference to the information in Part III, Item 12 of this Annual Report on Form 10-K.

Recent Sales of Unregistered Securities

During the year ended December 31, 2019, we did not issue or sell any unregistered securities not previously disclosed in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

Issuer Purchases of Equity Securities

We did not repurchase any securities during the quarter ended December 31, 2019.

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

Overview

We are a clinical-stage biopharmaceutical company focused on the development and commercialization of a portfolio of product candidates to treat patients suffering from central nervous system, or CNS, diseases. Leveraging our scientific insights and clinical experience, we have acquired or in-licensed three proprietary compounds that are currently in development. We believe these compounds have innovative mechanisms of action and therapeutic profiles that potentially address the unmet needs of patients with these diseases.

Our product portfolio and potential indications include: roluperidone for the treatment of schizophrenia; seltorexant (also known as MIN-202 or JNJ-42847922), which we are co-developing with Janssen Pharmaceutica NV (“Janssen”), for the treatment of insomnia disorder and Major Depressive Disorder (“MDD”); and MIN-301 for the treatment of Parkinson’s disease. We believe our product candidates have significant potential to improve the lives of a large number of affected patients and their families who are currently not well-served by available therapies.

In November 2013, Cyrenaic Pharmaceuticals, Inc. (“Cyrenaic”), and Sonkei Pharmaceuticals, Inc. (“Sonkei”), merged, and the combined company was renamed Minerva Neurosciences, Inc. Cyrenaic had been incorporated in 2007 and had exclusively licensed roluperidone from Mitsubishi Tanabe Pharma Corporation (“MTPC”). Sonkei had been incorporated in 2008 and had exclusively licensed MIN-117 from MTPC. We executed the merger as we saw an opportunity to better serve an underserved patient population through combining a portfolio of promising product candidates targeting CNS diseases. As a result of the merger, we have the rights to develop and commercialize roluperidone and MIN-117 globally, excluding most of Asia.

We further expanded our product candidate portfolio in February 2014 by acquiring the shares of Mind-NRG SA (“Mind-NRG”), which had exclusive rights to develop and commercialize MIN-301. In addition, in February 2014 we entered into a co-development and license agreement with Janssen, one of the Janssen Pharmaceutical Companies of Johnson & Johnson, for the co-development of seltorexant. We entered into an amendment to this agreement in June 2017 that took effect on August 29, 2017. Under the amended agreement, we gained global strategic control of the development of seltorexant to treat insomnia, and Janssen waived its right to royalties on seltorexant insomnia sales in the Minerva territory, which includes the European Union, Switzerland, Liechtenstein, Iceland and Norway (the “Minerva Territory”). We retain our rights to seltorexant as adjunctive therapy for MDD, which include an exclusive license in the Minerva Territory with royalties payable by us to Janssen, and royalties on sales payable by Janssen to Minerva elsewhere worldwide. (See Seltorexant – Amendment to Co-Development and License Agreement below.)

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

The historic direct costs relating to each of our product candidates are summarized as follows (in thousands):

	Year Ended December 31,
	2019 (1)	2018 (1)
Roluperidone	$26,353	$25,071
MIN-117(2)	29,007	7,081
Seltorexant(3)	—	—
MIN-301	118	480
Total	$55,478	$32,632

(1)	The expense for the years ended December 31, 2019 and 2018 excludes non cash stock-based compensation expense of $2.646 million and $2.257 million, respectively.
(2)	The MIN-117 expenses for the year ended December 31, 2019 includes a $19.0 million expense for the impairment of the MIN-117 in-process research and development asset.
(3)	As a result of the Amendment with Janssen, we did not incur any development expense during the year ended December 31, 2019 or 2018.

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

Interest Expense

Interest expense consists of interest incurred under our former loan with Oxford Finance LLC (“Oxford”), and Silicon Valley Bank (“SVB”). During the year ended December 31, 2019, there was no debt outstanding and no interest expense recorded. During the year ended December 31, 2018, interest expense was related primarily to our loan with Oxford and SVB.

Net Operating Losses and Tax Carryforwards

As of December 31, 2019, we had approximately $75.9 million of federal net operating loss carryforwards. These federal net operating loss carryforwards will begin to expire at various dates beginning in 2027, if not utilized. As of December 31, 2019, we had approximately $71.6 million of state net operating loss carryforwards. During the year ended December 31, 2019, no state operating loss carryforwards had expired.

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

Results of Operations

Comparison of the Years Ended December 31, 2019 and December 31, 2018 (in thousands):

	Year Ended December 31,
	2019	2018
Expenses
Research and development	$58,124	$34,889
General and administrative	17,741	16,841
Total expenses	75,865	51,730
Loss from operations	(75,865)	(51,730)

Foreign exchange losses	(29)	(5)
Investment income	1,456	1,674
Interest expense	—	(110)
Loss before income taxes	(74,438)	(50,171)
Benefit for income taxes	(2,255)	—
Net loss	$(72,183)	$(50,171)

Research and Development Expenses

Total Research and development expenses were $58.1 million for the year ended December 31, 2019 compared to $34.9 million for the same period in 2018, an increase of $23.2 million. The increase in research and development expenses primarily reflects a $19.0 million expense for the impairment of the MIN-117 In-process research and development asset and higher development expenses for the Phase 3 clinical trial of roluperidone and the Phase 2b clinical trial of MIN-117.

General and Administrative Expenses

Total general and administrative expenses were $17.7 million for the year ended December 31, 2019 compared to $16.8 million for the same period in 2018, an increase of approximately $0.9 million. This increase in general and administrative expenses was primarily due to an increase in non-cash stock-based compensation expenses and higher professional fees to support pre-commercial activities.

Foreign Exchange Losses

Foreign exchange losses were $29 thousand for the year ended December 31, 2019 compared to a loss of $5 thousand for the same period in 2018, an increased loss of $24 thousand. The loss was primarily due to clinical activities denominated in Euros.

Investment Income

Investment income was $1.5 million for the year ended December 31, 2019 compared to $1.7 million for the same period in 2018, a decrease of $0.2 million. The decrease was due to a decrease in investment income on cash equivalents and marketable securities.

Interest Expense

Interest expense was zero for the year ended December 31, 2019 compared to $0.1 million for the same period in 2018, a decrease of $0.1 million. The decrease was due to the repayment of principal on our Term A Loans in 2018.

Benefit for Income Taxes

Benefit for income taxes was $2.3 million and zero for the years ended December 31, 2019 and 2018, respectively. The $2.3 million benefit was a result of lowering the deferred tax liability due to the impairment of the MIN-117 IPR&D asset.

Liquidity and Capital Resources

Sources of Liquidity

We have incurred losses and cumulative negative cash flows from operations since our inception in April 2007 and, as of December 31, 2019, we had an accumulated deficit of approximately $286.7 million. We anticipate that we will continue to incur net losses for the foreseeable future as we continue the development and potential commercialization of our product candidates and to support our operations as a public company. At December 31, 2019, we had approximately $46.0 million in cash, cash equivalents, restricted cash, and marketable securities. We believe that our existing cash, cash equivalents, restricted cash, and marketable securities will be sufficient to meet our cash commitments for at least the next 12 months after the date that the financial statements are issued. The process of drug development can be costly and the timing and outcomes of clinical trials is uncertain. The assumptions upon which we have based our estimates are routinely evaluated and may be subject to change. The actual amount of our expenditures will vary depending upon a number of factors including but not limited to the design, timing and duration of future clinical trials, the progress of our research and development programs and the level of financial resources available. We have the ability to adjust our operating plan spending levels based on the timing of future clinical trials which will be predicated upon adequate funding to complete the trials.

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

If it is determined that we are required to make a significant payment to Janssen, we may not have sufficient cash to make such payment and may be required to incur additional indebtedness or to raise additional funds via an equity financing in order to make such payment to Janssen. We cannot be certain that we will be able to borrow or raise sufficient funds for this purpose under terms acceptable to us, if at all. While we are engaged in ongoing discussions with Janssen concerning the Agreement and our continued business relationship, there can be no assurance that we will be able to resolve this disagreement to our satisfaction, or at all.

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

Cash Flows

The tables below set forth our significant sources and uses of cash for the periods set forth below.

	Year Ended December 31,
	2019	2018
	(dollars in millions)
Net cash (used in) provided by:
Operating activities	$(43.4)	$(41.9)
Investing activities	14.1	69.5
Financing activities	0.5	(3.3)
Net increase (decrease) in cash	$(28.8)	$24.3

Net Cash Used in Operating Activities

Net cash used in operating activities of approximately $43.4 million during the year ended December 31, 2019 was primarily due to our net loss of $72.2 million, a decrease of $2.2 million in deferred taxes, and amortization of investments of $0.8 million, partially offset by an impairment expense of in-process research and development assets of $19.0 million, stock-based compensation expense of $9.2 million, an increase in accrued expenses $2.3 million, a decrease in prepaid expenses of $0.7 million, and an increase in accounts payable of $0.6 million.

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

Net Cash Provided by Investing Activities

Net cash provided by investing activities of approximately $14.1 million during the year ended December 31, 2019 was primarily due to the maturity and redemption of marketable securities of $75.2 million, partially offset by the purchase of marketable securities of $61.1 million.

Net cash provided by investing activities of approximately $69.5 million during the year ended December 31, 2018 was primarily due to the maturity and redemption of marketable securities of $110.2 million, partially offset by the purchase of marketable securities of $40.7 million.

Net Cash Provided by (Used In) Financing Activities

Net cash provided by financing activities of $0.5 million during the year ended December 31, 2019 was due to the proceeds from the exercise of common stock options of $0.5 million.

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

Potential triggering events that could indicate whether an impairment to the IPR&D may have occurred include: clinical trial results where the compound under investigation did not meet pre‑established criteria or clinical endpoints, failure to obtain regulatory approval, the inability to fund future clinical trials, failure to obtain patent protection, adverse changes in the regulatory environment, the approval of competing therapies or compounds, adverse changes in applicable laws or regulations and a variety of other circumstances. The impairment of IPR&D could have a material adverse impact on our financial condition. In order to determine whether an impairment has occurred, management must evaluate the events and incorporate multiple assumptions including: costs associated with continuing the development program, competing therapies or compounds, potential market size, estimated future cash flows and other factors. When testing indefinite-lived intangibles for impairment, we may assess qualitative factors for our indefinite-lived intangibles to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the asset is impaired. Alternatively, we may bypass this qualitative assessment for some or all of our indefinite-lived intangibles and perform the quantitative impairment test that compares the fair value of the indefinite-lived intangible asset with the asset’s carrying amount. We test our IPR&D for impairment as of November 30. There was no impairment of the Mind-NRG IPR&D asset for the years ended December 31, 2019 or 2018.

Impairment of MIN-117 In-process Research and Development Asset.

As a result of our Phase 2b trial of MIN-117 in adult patients suffering from moderate to severe MDD not meeting its primary and key secondary endpoints and our decision not to further the clinical development of MIN-117 in MDD, we determined that the MIN-117 IPR&D is fully impaired and recognized a $19.0 million expense, which was included as a component of research and development expense, during the year ended December 31, 2019. There was no impairment of the MIN-117 IPR&D for the year ended December 31, 2018.

Goodwill

We test our goodwill for impairment annually, or whenever events or changes in circumstances indicate an impairment may have occurred, by comparing our reporting unit’s carrying value to its fair value. Impairment may result from, among other things, deterioration in the performance of the acquired business, adverse market conditions, adverse changes in applicable laws or regulations and a variety of other circumstances. If we determine that an impairment has occurred, we are required to record a write-down of the carrying value and charge the impairment as an operating expense in the period the determination is made. In evaluating the recoverability of the carrying value of goodwill, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the acquired assets. Changes in strategy or market conditions could significantly impact those judgments in the future and require an adjustment to the recorded balances. We test our goodwill for impairment as of November 30. There was no impairment of goodwill for the years ended December 31, 2019 or 2018.

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

We use a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. We have elected to treat interest and penalties, to the extent they arise, as a component of income taxes. There was no interest or penalties related to income taxes for the years ended December 31, 2019 or 2018. Income tax years beginning in 2012 for federal and state purposes are generally subject to examination by taxing authorities, although net operating losses from all prior years are subject to examinations and adjustments for at least three years following the year in which the tax attributes are utilized.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by Financial Accounting Standards Board (“FASB”) and are adopted by us as of the specified effective date. Unless otherwise disclosed in the notes to the financial statements appearing elsewhere in this Form 10-K, we believe that the impact of other recently issued, but not yet adopted, accounting pronouncements will not have a material impact on the financial position, results of operations or cash flows, or do not apply to our operations.

ITEM 7A.	Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

ITEM 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Minerva Neurosciences, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Minerva Neurosciences, Inc. and subsidiaries (the "Company") as of December 31, 2019 and 2018, the related consolidated statements of operations, shareholders' equity, and cash flows, for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 9, 2020, expressed an unqualified opinion on the Company's internal control over financial reporting.

Disagreement with Co-Development and License Agreement Counterparty

As discussed in Note 9 to the financial statements, the Company is in a dispute with the counterparty to its co-development and license agreement as to whether amounts are owed to that counterparty under the terms of the agreement.  Our opinion is not modified with respect to this matter.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ DELOITTE & TOUCHE LLP

Boston, Massachusetts

March 9, 2020

We have served as the Company's auditor since 2013.

MINERVA NEUROSCIENCES, INC.

Consolidated Balance Sheets

	December 31,	December 31,
	2019	2018
Assets
Current assets
Cash and cash equivalents	$21,412,623	$50,234,871
Marketable securities	24,441,520	37,762,439
Restricted cash	100,000	100,000
Prepaid expenses and other current assets	1,182,483	1,921,050
Total current assets	47,136,626	90,018,360

Equipment, net	16,011	33,478
Other noncurrent assets	14,808	14,808
Operating lease right-of-use assets	261,952	—
In-process research and development	15,200,000	34,200,000
Goodwill	14,869,399	14,869,399
Total assets	$77,498,796	$139,136,045

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$2,317,004	$1,799,666
Accrued expenses and other current liabilities	4,139,163	1,809,532
Operating leases	172,901	—
Total current liabilities	6,629,068	3,609,198
Deferred taxes	1,803,356	4,057,488
Deferred revenue	41,175,600	41,175,600
Noncurrent operating leases	111,229	—
Other noncurrent liabilities	—	28,990
Total liabilities	49,719,253	48,871,276
Commitments and contingencies (Note 9)

Stockholders’ equity
Preferred stock; $.0001 par value; 100,000,000 shares authorized; none issued or outstanding as of December 31, 2019 and 2018, respectively	—	—
Common stock; $.0001 par value; 125,000,000 shares authorized; 39,084,121 and 38,937,971 shares issued and outstanding as of December 31, 2019 and 2018, respectively	3,908	3,894
Additional paid-in capital	314,511,853	304,813,603
Accumulated deficit	(286,736,218)	(214,552,728)
Total stockholders’ equity	27,779,543	90,264,769
Total liabilities and stockholders’ equity	$77,498,796	$139,136,045

See accompanying notes to the consolidated financial statements.

MINERVA NEUROSCIENCES, INC.

Consolidated Statements of Operations

	Year Ended December 31,
	2019	2018
Expenses
Research and development	$58,124,354	$34,888,574
General and administrative	17,740,742	16,841,308
Total expenses	75,865,096	51,729,882
Loss from operations	(75,865,096)	(51,729,882)

Foreign exchange losses	(28,545)	(4,847)
Investment income	1,456,019	1,673,890
Interest expense	—	(110,448)
Loss before income taxes	(74,437,622)	(50,171,287)
Benefit for income taxes	(2,254,132)	—
Net loss	$(72,183,490)	$(50,171,287)

Net loss per share, basic and diluted	$(1.85)	$(1.29)
Weighted average shares outstanding, basic and diluted	39,014,302	38,792,581

See accompanying notes to the consolidated financial statements.

MINERVA NEUROSCIENCES, INC.

Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-In Capital	Deficit	Total
Balances at January 1, 2018	38,749,343	$3,875	$295,975,010	$(164,381,441)	$131,597,444
Exercise of stock options	129,978	13	655,921	—	655,934
Vesting of restricted stock units	58,650	6	(6)	—	—
Stock-based compensation	—	—	8,182,678	—	8,182,678
Net loss	—	—	—	(50,171,287)	(50,171,287)
Balances at December 31, 2018	38,937,971	$3,894	$304,813,603	$(214,552,728)	$90,264,769
Exercise of stock options	87,500	8	524,991	—	524,999
Vesting of restricted stock units	58,650	6	(6)	—	—
Stock-based compensation	—	—	9,173,265	—	9,173,265
Net loss	—	—	—	(72,183,490)	(72,183,490)
Balances at December 31, 2019	39,084,121	$3,908	$314,511,853	$(286,736,218)	$27,779,543

See accompanying notes to the consolidated financial statements.

MINERVA NEUROSCIENCES, INC.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(72,183,490)	$(50,171,287)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of in-process research and development	19,000,000	—
Depreciation and amortization	17,467	17,467
Amortization of debt discount recorded as interest expense	—	38,040
Accretion of marketable securities premium	(764,057)	(119,614)
Amortization of right-of-use assets	144,040	—
Stock-based compensation expense	9,173,265	8,182,678
Deferred taxes	(2,254,132)	—
Changes in operating assets and liabilities
Prepaid expenses and other current assets	723,266	(621,866)
Accounts payable	517,338	364,030
Accrued expenses and other current liabilities	2,329,631	369,684
Operating lease liabilities, current	37,351	—
Other noncurrent liabilities	—	(888)
Operating lease liabilities, noncurrent	(172,902)	—
Net cash used in operating activities	(43,432,223)	(41,941,756)

Cash flows from investing activities:
Purchases of marketable securities	(61,094,024)	(40,661,424)
Proceeds from the maturity and redemption of marketable securities	75,179,000	110,151,000
Net cash provided by investing activities	14,084,976	69,489,576

Cash flows from financing activities:
Proceeds from exercise of stock options	524,999	655,934
Repayments of notes payable	—	(4,000,704)
Net cash provided by (used in) financing activities	524,999	(3,344,770)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(28,822,248)	24,203,050

Cash, cash equivalents, and restricted cash
Beginning of period	50,334,871	26,131,821
End of period	$21,512,623	$50,334,871
Supplemental disclosure of cash flow information
Cash paid for interest	$—	$92,916
Reconciliation of the Condensed Consolidated Statements of Cash Flows to the Condensed Consolidated Balance Sheets
Cash and cash equivalents	$21,412,623	$50,234,871
Restricted cash	$100,000	$100,000
Total cash, cash equivalents, and restricted cash	$21,512,623	$50,334,871

See accompanying notes to the consolidated financial statements.

MINERVA NEUROSCIENCES, INC.

Notes To Consolidated Financial Statements

December 31, 2019 and 2018

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

Liquidity

The accompanying financial statements have been prepared as though the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has limited capital resources and has incurred recurring operating losses and negative cash flows from operations since inception. As of December 31, 2019, the Company has an accumulated deficit of approximately $286.7 million and net cash used in operating activities was approximately $43.4 million during the year ended December 31, 2019. The Company’s management team expects to continue to incur operating losses and negative cash flows from operations. The Company has financed its operations to date from proceeds from the sale of common stock, warrants, loans and convertible promissory notes.

As of December 31, 2019, the Company had cash, cash equivalents, restricted cash, and marketable securities of $46.0 million. The Company believes that its existing cash, cash equivalents, restricted cash, and marketable securities will be sufficient to meet its cash commitments for at least the next 12 months after the date that the financial statements are issued. The process of drug development can be costly and the timing and outcomes of clinical trials is uncertain. The assumptions upon which the Company has based its estimates are routinely evaluated and may be subject to change. The actual amount of the Company’s expenditures will vary depending upon a number of factors including but not limited to the design, timing and duration of future clinical trials, the progress of the Company’s research and development programs, the resolution of the Company’s dispute with Janssen as described in Notes 5 and 9, the infrastructure to support a commercial enterprise, the cost of a commercial product launch, and the level of financial resources available. If it is determined that we are required to make a significant payment to Janssen, we may not have sufficient cash to make such payment and may be required to incur additional indebtedness or to raise additional funds via an equity financing in order to make such payment to Janssen. The Company has the ability to adjust its operating plan spending levels based on the timing of future clinical trials which will be predicated upon adequate funding to complete the trials.

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

Restricted cash

Cash accounts with any type of restriction are classified as restricted. The Company maintained restricted cash balances as collateral for corporate credit cards in the amount of $0.1 million at December 31, 2019 and 2018.

Marketable securities

Marketable securities consists of corporate and U.S. government debt securities maturing in four months or less. Based on the Company’s intentions regarding its marketable securities, all marketable securities are classified as held-to-maturity and are carried under the amortized cost approach. The Company’s investments in marketable securities are classified as Level 2 within the fair value hierarchy. As of December 31, 2019, remaining final maturities of marketable securities ranged from January 2020 to April 2020, with a weighted average remaining maturity of approximately 1.83 months. The following tables provide the amortized cost basis, aggregate fair value, unrealized gains/losses and the net carrying value of investments in held-to-maturity securities as of December 31, 2019 and 2018:

	December 31, 2019
				Unrealized Losses
	Amortized Cost	Aggregate Fair Value	Unrealized Gains	Outstanding Less Than One Year	Net Carrying Value
Marketable securities:
Corporate bonds/notes	$2,701,114	$2,700,678	$436	$—	$2,701,114
Commercial paper	19,245,921	19,245,921	—	—	19,245,921
U.S. government agency securities	2,494,485	2,495,675	—	(1,190)	2,494,485
Marketable securities total	$24,441,520	$24,442,274	$436	$(1,190)	$24,441,520

	December 31, 2018
				Unrealized Losses
	Amortized Cost	Aggregate Fair Value	Unrealized Gains	Outstanding Less Than One Year	Net Carrying Value
Marketable securities current:
Corporate bonds/notes	$16,054,071	$16,050,462	$3,609	$—	$16,054,071
Commercial paper	17,756,394	17,756,394	—	—	17,756,394
U.S. government agency securities	3,951,974	3,951,040	934	—	3,951,974
Marketable securities total	$37,762,439	$37,757,896	$4,543	$—	$37,762,439

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

The amounts capitalized are being accounted for as indefinite-lived intangible assets, subject to impairment testing, until completion or abandonment of research and development efforts associated with the project. An IPR&D asset is considered abandoned when it ceases to be used (that is, research and development efforts associated with the asset have ceased, and there are no plans to sell or license the asset or derive defensive value from the asset). At that point, the asset is considered to be disposed of and is written off. Upon successful completion of each project, the Company will make a determination about the then remaining useful life of the intangible asset and begin amortization. The Company tests its indefinite-lived intangibles, IPR&D assets, for impairment annually on

November 30 and more frequently if events or changes in circumstances indicate that it is more likely than not that the asset is impaired. When testing indefinite-lived intangibles for impairment, the Company may assess qualitative factors for its indefinite-lived intangibles to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the asset is impaired. Alternatively, the Company may bypass this qualitative assessment for some or all of its indefinite-lived intangibles and perform the quantitative impairment test that compares the fair value of the indefinite-lived intangible asset with the asset’s carrying amount. There was no impairment of Mind-NRG IPR&D asset for the years ended December 31, 2019 or 2018.

Impairment of MIN-117 In-process Research and Development Asset.

As a result of the Company’s Phase 2b trial of MIN-117 in adult patients suffering from moderate to severe major depressive disorder (“MDD”) not meeting its primary and key secondary endpoints and the Company’s decision not to further the clinical development of MIN-117 in MDD, the Company determined that the MIN-117 IPR&D is fully impaired and recognized a $19.0 million expense, which was included as a component of research and development expense, during the year ended December 31, 2019. There was no impairment of the MIN-117 IPR&D for the year ended December 31, 2018.

Stock-based compensation

The Company recognizes compensation cost relating to stock-based payment transactions using a fair-value measurement method, which requires all stock-based payments to employees, including grants of employee stock options, to be recognized in operating results as compensation expense based on fair value over the requisite service period of the awards. The Company determines the fair value of stock-based awards using the Black-Scholes option-pricing model which uses both historical and current market data to estimate fair value. The method incorporates various assumptions such as the risk-free interest rate, expected volatility, expected dividend yield, and expected life of the options. Forfeitures are recorded as they occur instead of estimating forfeitures that are expected to occur. The fair value of restricted stock units (“RSUs”) is equal to the closing price of the Company’s common stock on the date of grant.

An accounting policy change was made by the Company related to the accounting for non-employee awards on January 1, 2019 as a result of the adoption of ASU No. 2018-07, Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting for which the Company now accounts for non-employee awards in the same manner as employee awards.

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

The Company uses a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. The Company has elected to treat interest and penalties, to the extent they arise, as a component of income tax expense. There was no interest or penalties related to income taxes for the years ended December 31, 2019 or 2018. Income tax years beginning in 2012 for federal and state purposes are generally subject to examination by taxing authorities, although net operating losses from all prior years are subject to examinations and adjustments for at least three years following the year in which the tax attributes are utilized.

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

Long-lived assets

The Company reviews the recoverability of all long-lived assets, including the related useful lives, whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset might not be recoverable. If required, the Company compares the estimated undiscounted future net cash flows to the related asset’s carrying value to determine whether there has been an impairment. If an asset is considered impaired, the asset is written down to fair value, which is based either on discounted cash flows or appraised values in the period the impairment becomes known. The Company believes that all long-lived assets are recoverable, and no impairment was deemed necessary at December 31, 2019 and 2018.

Goodwill

The Company tests its goodwill for impairment annually, or whenever events or changes in circumstances indicate an impairment may have occurred, by comparing its reporting unit’s carrying value to its fair value. Impairment may result from, among other things, deterioration in the performance of the acquired business, adverse market conditions, adverse changes in applicable laws or regulations and a variety of other circumstances. If the Company determines that an impairment has occurred, it is required to record a write-down of the carrying value and charge the impairment as an operating expense in the period the determination is made. In evaluating the recoverability of the carrying value of goodwill, the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the acquired assets. Changes in strategy or market conditions could significantly impact those judgments in the future and require an adjustment to the recorded balances. The Company tested its goodwill for impairment as of November 30. There was no impairment of goodwill for the years ended December 31, 2019 or 2018.

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

The following tables present information about the Company’s cash equivalents and marketable securities as of December 31, 2019 and 2018, measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value:

	December 31, 2019
	Total	Level 1	Level 2	Level 3
Cash equivalents	$17,385,141	$16,187,361	$1,197,780	$—
Marketable securities	24,442,274	—	24,442,274	—
Total fair value	$41,827,415	$16,187,361	$25,640,054	$—

	December 31, 2018
	Total	Level 1	Level 2	Level 3
Cash equivalents	$42,575,645	$36,600,836	$5,974,809	$—
Marketable securities	37,757,896	—	37,757,896	—
Total fair value	$80,333,541	$36,600,836	$43,732,705	$—

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

Marketable securities consists of corporate and U.S. government debt securities maturing in four months or less. Based on the Company’s intentions regarding its marketable securities, all marketable securities are classified as held-to-maturity and are carried under the amortized cost approach. Marketable securities are valued using models or other valuation methodologies that use Level 2 inputs. These models are primarily industry-standard models that consider various assumptions, including time value, yield curve, volatility factors, default rates, current market and contractual prices for the underlying financial instruments, as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace.

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

Accounting pronouncements not yet adopted

In November 2018, the FASB issued ASU 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606. This updated is intended to clarify that certain transactions between collaborative arrangement participants should be accounted for as revenue under Topic 606. This update is effective for annual periods beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of the pending adoption of the new standard on the Company’s consolidated financial statements.

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

NOTE 3 — ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following:

	December 31, 2019	December 31, 2018
Research and development costs and other accrued expenses	$3,824,950	$1,353,987
Professional fees	314,213	455,545
	$4,139,163	$1,809,532

NOTE 4 — NET LOSS PER SHARE OF COMMON STOCK

Diluted loss per share is the same as basic loss per share for all periods presented as the effects of potentially dilutive items were anti-dilutive given the Company’s net loss. Basic loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding.

The following table sets forth the computation of basic and diluted loss per share for common stockholders:

	Year Ended December 31,
	2019	2018
Net loss	$(72,183,490)	$(50,171,287)
Weighted average shares of common stock outstanding	39,014,302	38,792,581
Net loss per share of common stock – basic and diluted	$(1.85)	$(1.29)

The following securities outstanding at December 31, 2019 and 2018 have been excluded from the calculation of weighted average shares outstanding as their effect on the calculation of loss per share is antidilutive:

	Year Ended December 31,
	2019	2018
Common stock options	9,040,328	8,498,047
Restricted stock units	68,650	127,300
Common stock warrants	40,790	40,790

NOTE 5 — CO-DEVELOPMENT AND LICENSE AGREEMENT

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

On July 6, 2016, the Company and Janssen agreed that “Decision Point 2” had been reached as defined under the Agreement. As neither party exercised their right to withdraw from the Agreement, the Company paid Janssen $3.5 million and has incurred direct expenses of $0.3 million related to development activities under the current phase of development. During the year ended December 31, 2019 and 2018, the Company recorded an expense of zero for certain development activities in accordance with the terms of the Agreement.

In June 2017, the Company entered into an amendment (“the Amendment”) to the Agreement. The effectiveness of the Amendment was contingent upon approval of its terms by the European Commission and the closing of the acquisition of Actelion Ltd. by affiliates of Janssen. These conditions were subsequently met, and the Amendment became effective on August 29, 2017. Under the Amendment, Janssen has waived its right to royalties on seltorexant insomnia sales in the Minerva Territory. The Company retains all of its rights to seltorexant, including commercialization of the molecule for the treatment of insomnia and as an adjunctive therapy for MDD, which include an exclusive license in the Minerva Territory, with royalties payable by the Company to Janssen on seltorexant sales outside of the insomnia indication. Royalties on sales outside of the Minerva Territory are payable by Janssen to the Company. Janssen made an upfront payment to the Company of $30 million upon the effectiveness of the Amendment and agreed to make a $20 million payment at the start of a Phase 3 insomnia trial for seltorexant and a $20 million payment when 50% of the patients are enrolled in this trial. Janssen further agreed to waive development payments from the Company until completion of the Phase 2b development milestone, which is referred to as “Decision Point 4”. Top-line results have been reported from three Phase 2b trials and one Phase 1b trial with seltorexant. The $30 million payment and $11.2 million in previously accrued collaborative expenses, which were forgiven upon the effective date of the Amendment, are earned and recognized as revenue as the services are performed from the commencement of Phase 3 development to the completion of the development activities using the proportional performance method. The $30 million payment along with the $11.2 million in previously accrued collaborative expenses have been included under deferred revenue on the Company’s balance sheet at December 31, 2019 and 2018. If we opt out of the program, then any remaining deferred revenue would be recognized at the time of the opt out. In connection with the Amendment, the Company repurchased all of the approximately 3.9 million shares of its common stock previously owned by Johnson & Johnson Innovation-JJDC Inc. at a per share price of $0.0001, for an aggregate purchase price of approximately $389.

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

After reviewing the data from the Phase 2b trials already conducted, the Company is not in agreement with Janssen that Decision Point 4 under the Agreement has been reached. Under the Agreement, the Company’s cost-sharing obligations do not begin until Decision Point 4 has been reached. The Company has the right to opt-out of the Agreement at any time after Decision Point 4, and if it opts-out, the Company will collect a royalty on worldwide sales of seltorexant in the mid-single digits with no further obligations to Janssen. If Janssen opts-out, the Minerva Territory would be expanded to include North America and the Company would pay Janssen single digit royalties on sales of seltorexant outside of the insomnia indication. In January 2020, Janssen invoiced the Company $3.4 million, representing the Company’s 40% portion of the Phase 3 development costs through December 31, 2019. Janssen estimates it will spend approximately $100 million in Phase 3 development costs in 2020. The Company has been conducting discussions with Janssen regarding this disagreement and the Company has not accrued any Phase 3 development costs incurred by Janssen (See Note 9).

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

NOTE 6 — STOCKHOLDERS’ EQUITY

Term Loan Warrants

In connection with the Company’s former Loan and Security Agreement with Oxford Finance LLC and Silicon Valley Bank (the “Lenders”), which provided for term loans to the Company in an aggregate principal amount of up to $15 million in two tranches on January 15, 2016, the Company issued the Lenders warrants to purchase 40,790 shares of common stock at a per share exercise price of $5.516. The warrants are immediately exercisable upon issuance, and other than in connection with certain mergers or acquisitions, will expire on the ten-year anniversary of the date of issuance. The fair value of the warrants was estimated at $0.2 million using a Black-Scholes model and assuming: (i) expected volatility of 100.8%, (ii) risk free interest rate of 1.83%, (iii) an expected life of 10 years and (iv) no dividend payments. The fair value of the warrants was included as a discount to the term loans drawn at such time and also as a component of additional paid-in capital and were amortized to interest expense over the term of the loan. Although the term loans were repaid in August 2018, all related warrants were outstanding and exercisable as of December 31, 2019.

NOTE 7 — STOCK AWARD PLAN AND STOCK-BASED COMPENSATION

In December 2013, the Company adopted the 2013 Equity Incentive Plan (as subsequently amended and restated, the “Plan”), which provides for the issuance of options, stock appreciation rights, stock awards and stock units. On January 1, 2018, in accordance with the terms of the Plan, the total shares authorized for issuance under the plan increased by 750,000 to 6,531,333. This increase represents the lesser of 750,000 shares or 4% of the total shares outstanding calculated as of the end of the most recent fiscal year. The exercise price per share shall not be less than the fair value of the Company’s underlying common stock on the grant date and no option may have a term in excess of ten years. Further, pursuant to Nasdaq listing rules, the Company issued inducement awards in December 2017 to the Company’s President outside of the Plan in the form of an option to purchase 775,000 shares of the Company’s common stock and a restricted stock unit award to purchase 40,000 shares of the Company’s common stock. In June 2018, the Company increased the aggregate number of shares of common stock authorized for issuance under the Plan by 2,500,000 shares. Stock option activity for employees and non-employees for the year ended December 31, 2019 is as follows:

	Shares Issuable Pursuant to Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Terms (years)	Total Intrinsic Value (in thousands)
Outstanding January 1, 2019	8,498,047	$6.99	8.1	$5,214

Granted	671,656	$6.69
Exercised	(87,500)	$6.00
Forfeited	(41,875)	$6.49
Outstanding December 31, 2019	9,040,328	$6.98	7.3	$7,420
Exercisable December 31, 2019	5,493,050	$6.68	6.4	$6,039
Available for future grant	139,998

The weighted average grant-date fair value of stock options outstanding on December 31, 2019 was $5.04 per share. Total unrecognized compensation costs related to non-vested stock options at December 31, 2019 were approximately $17.9 million and are expected to be recognized within future operating results over a weighted-average period of 2.59 years. The total intrinsic value of the options exercised during the years ended December 31, 2019 and 2018 was approximately $0.2 million and $0.8 million, respectively.

The expected term of the employee-related options was estimated using the “simplified” method as defined by the SEC’s Staff Accounting Bulletin No. 107, Share-Based Payment. The volatility assumption was determined by examining the historical volatilities for industry peer companies, as the Company did not have sufficient trading history for its common stock. The risk-free interest rate assumption is based on the U.S. Treasury instruments, the term of which consistent with the expected term of the options. The dividend assumption is based on the Company’s history and expectation of dividend payouts. The Company has never paid dividends on its common stock and does not anticipate paying dividends on its common stock in the foreseeable future. Accordingly, the Company has assumed no dividend yield for purposes of estimating the fair value of the options

The Company uses the Black-Scholes model to estimate the fair value of stock options granted. For stock options granted to employees during the years ended December 31, 2019 and 2018, the Company utilized the following assumptions:

	Year Ended December 31,
	2019	2018
Expected term (years)	5.5-6.25	5.5-6.25
Risk free interest rate	1.78%-1.96%	2.33-3.01%
Volatility	69%-78%	76-83%
Dividend yield	0%	0%
Weighted average grant date fair value per share of common stock	$4.21	$5.57

The Company from time to time grants options to purchase common stock to non-employees for services rendered and records expense ratably over the vesting period of each award. The Company estimates the fair value of the stock options using the Black-Scholes valuation model at each reporting date. The Company granted 37,216 stock options to non-employees and recorded stock-based compensation expense of $0.7 million during the year ended December 31, 2019. The Company granted 215,000 stock options to non-employees and recorded stock-based compensation expense of $1.0 million during the year ended December 31, 2018.

For stock options granted to non-employees, the Company utilized the following assumptions:

	Year Ended December 31,
	2019	2018
Expected term (years)	6.25	0.3-9.9
Risk free interest rate	1.78%	2.39-2.89%
Volatility	69%	75-109%
Dividend yield	0%	0%
Weighted average reporting date fair value per share of common stock	$4.48	$5.91

RSU activity under the Plan for the year ended December 31, 2019 is as follows:

	RSUs	Weighted- Average Grant Date Fair Value
Unvested January 1, 2019	127,300	$11.71
Granted	—	$—
Vested	(58,650)	$12.19
Forfeited	—	$—
Unvested December 31, 2019	68,650	$11.29

RSUs awarded to employees generally vest one‑fourth per year over four years from the anniversary of the date of grant, provided the employee remains continuously employed with the Company. Shares of the Company’s stock are delivered to the employee upon vesting, subject to payment of applicable withholding taxes. The fair value of RSUs is equal to the closing price of the Company’s common stock on the date of grant. Total unrecognized compensation costs related to non-vested RSUs at December 31, 2019 was approximately $0.7 million and is expected to be recognized within future operating results over a period of 1.11 years. The total fair value of shares vested during the years ended December 31, 2019 and 2018 was approximately $0.4 million and $0.5 million, respectively.

The following table presents stock-based compensation expense included in the Company’s consolidated statements of operations:

	Year Ended December 31,
	2019	2018
Research and development	$2,646,210	$2,257,102
General and administrative	6,527,055	5,925,576
Total	$9,173,265	$8,182,678

NOTE 8 — INCOME TAXES

The provision for federal, foreign and state income taxes for the years ended December 31, 2019 and 2018 are as follows:

	Year Ended December 31,
	2019	2018 (1)
Current income tax provision (benefit)
Federal	$—	$—
Foreign	—	—
State	—	—
Deferred income tax provision (benefit)
Federal	(2,119,709)	—
Foreign	—	—
State	(134,423)	—
Total income tax provision (benefit)	$(2,254,132)	$—

(1)	There was no tax provision for income taxes for the year ended December 31, 2018.

Net deferred tax assets (liabilities) as of December 31, 2019 and 2018 consist of the following:

	Year Ended December 31,
	2019	2018
Deferred tax assets:
Net operating loss carryforwards	$20,988,129	$15,049,549
Research and development tax credits	145,115	145,115
Capitalized research and development costs	29,446,106	22,072,598
Stock-based compensation	7,518,780	5,532,341
Deferred start-up and license costs	5,327,213	5,929,901
Deferred revenue	11,249,174	11,249,174
Other	2,319	—
Total deferred tax assets	74,676,836	59,978,678
Deferred tax asset valuation allowance	(72,324,255)	(54,687,950)
Net deferred tax assets	2,352,581	5,290,728
Deferred tax liabilities:
In-process research and development	(4,152,640)	(9,343,440)
Other	(3,297)	(4,776)
Total deferred tax liabilities	(4,155,937)	(9,348,216)
Total	$(1,803,356)	$(4,057,488)

A reconciliation between the Company’s effective tax rate and the federal statutory rate for the years ended December 31, 2019 and 2018 are as follows:

	Year Ended December 31,
	2019	2018
Federal statutory rate	(21.00%)	(21.00%)
Permanent differences	(0.37%)	0.38%
State income taxes	0.00%	0.00%
Valuation allowance	24.39%	20.62%
Effective tax rate	3.03%	0.00%

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical losses and the uncertainty of future taxable income over the periods which the Company will realize the benefits of its net deferred tax assets, management believes it is more likely than not that the Company will not realize the benefits on the balance of its net deferred tax asset and, accordingly, the Company has established a full valuation allowance on its net deferred tax assets. The valuation allowance increased by approximately $17.6 million and increased by $12.8 million during the years ended December 31, 2019 and 2018.

As of December 31, 2019, the Company had approximately $75.9 million of Federal net operating losses that will begin to expire in 2027. As of December 31, 2019, the Company's wholly owned subsidiary had approximately $1.7 million of operating losses in Switzerland which will expire in 2020. As of December 31, 2019, the Company had approximately $7.7 million of New Jersey and approximately $63.9 million of Massachusetts operating losses that will begin to expire in 2029 and 2033, respectively. As of December 31, 2019, the Company had approximately $0.2 million of federal research and development credits that will begin to expire in 2027. The Internal Revenue Code ("IRC") limits the amounts of net operating loss carryforwards that a company may use in any one year in the event of certain cumulative changes in ownership over a three-year period as described in Section 382 of the IRS. The Company has not performed a detailed analysis to determine whether an ownership change has occurred as of December 31, 2019.

On December 22, 2017, the United States enacted tax reform legislation commonly known as the Tax Cuts and Jobs Act (the “Act”), resulting in significant modifications to existing law. The Company completed the accounting for the effects of the Act during 2017. The Company’s financial statements for the year ended December 31, 2017 reflected the effects of the Act which included a reduction in the corporate tax rate from 34% to 21%. Accordingly, the Company’s deferred tax assets and liabilities were revalued at the enacted rates expected to be effective in 2018 and in future years; the reduction in federal rate from 34% to 21% resulted in no impact to total income tax expense. In addition to the federal rate change impact, the Company accounted for the impact of legislation on the timing of deferred tax positions and overall financial statement presentation, resulting in a total income tax benefit of $9.4 million related to future implications of indefinite lived deferred tax positions in 2017. As the accounting for the effects was complete during 2017, no further changes impacted tax positions during the period ending December 31, 2019 and 2018.

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. There are currently no pending income tax examinations. The Company’s tax years are still open under statute from 2012 to the present.

As of December 31, 2019 and 2018, the Company had no liability recorded for unrecognized tax benefits. The Company classifies penalties and interest expense related to income tax liabilities as an income tax expense. There were no interest and penalties recognized in the statements of operations for the years ended December 31, 2019 and 2018, or accrued on the balance sheets as of December 31, 2019 and 2018.

NOTE 9 — COMMITMENTS AND CONTINGENCIES

From time to time, the Company may be subject to various legal proceedings and claims that arise in the ordinary course of the Company’s business activities. While the outcome of these claims cannot be predicted with certainty, management does not believe that the outcome of any of these other legal matters will have a material adverse effect on the Company’s consolidated financial statements.

Disagreement with Janssen

After reviewing the data from the Phase 2b trials already conducted, the Company is not in agreement with Janssen that Decision Point 4 under the Agreement has been reached. Under the Agreement, the Company’s cost-sharing obligations do not begin until Decision Point 4 has been reached. Following occurrence of Decision Point 4, Janssen is responsible for 60% of the cost of Phase 3 development in all indications except insomnia and the Company is responsible for 40%. The Company has the right to opt-out of the Agreement at any time after Decision Point 4, and if it opts-out, the Company will collect a royalty on worldwide sales of seltorexant in the mid-single digits with no further obligations to Janssen. In January 2020, Janssen invoiced the Company $3.4 million, representing the Company’s 40% portion of the Phase 3 development costs through December 31, 2019. Janssen estimates it will spend approximately $100 million in Phase 3 development costs in 2020. The Company has been conducting discussions with Janssen regarding this disagreement and the Company has not accrued any Phase 3 development costs incurred by Janssen.

Refer to Note 10 – Leases, for the Company’s current lease commitments.

NOTE 10 — LEASES

On October 2, 2017, the Company entered into an office sublease agreement (the “Sublease”) with Profitect, Inc. (the “Sublandlord”) to sublease approximately 5,923 rentable square feet of office space located at 1601 Trapelo Road, Waltham, MA 02451 (the “Premises”). The term of the Sublease began on November 1, 2017 and will expire on July 31, 2021 (the “Term”), with a monthly rental rate starting at $14,808 and escalating to a maximum monthly rental rate of $16,288 in the final 12 months of the Term. The Sublandlord provided the Premises to the Company free of charge for the first two months of the Term. The Company will recognize the remaining expense in accordance with ASC 842.

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

The following table contains a summary of the Sublease costs recognized under ASC 842 and other information pertaining to the Company’s operating Sublease for the years ended December 31, 2019:

Year Ended
December 31, 2019
Sublease cost
Operating Sublease cost	$179,269
Total Sublease cost	$179,269

Other information
Operating cash flows used for operating Sublease	$170,780
Weighted average remaining Sublease term	1.6 years
Weighted average discount rate	10%

Future minimum Sublease payments under the Company’s non-cancelable operating Sublease as of December 31, 2019 and December 31, 2018, are as follows:

Future Operating Sublease Payments	Year Ended December 31, 2019
2020	$192,004
2021	114,018
Thereafter	—
Total Sublease payments	$306,022
Less: imputed interest	(21,892)
Total operating Sublease liabilities at December 31, 2019	$284,130

Future Operating Sublease Payments	Year Ended December 31, 2018
2019	$170,780
2020	192,004
2021	114,018
Thereafter	—
Total Sublease payments	$476,802
Less: imputed interest	(57,122)
Total operating Sublease liabilities at December 31, 2018	$419,680

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

Also refer to Note 5 – Co-Development and License Agreement for additional related party transactions.

NOTE 12 — QUARTERLY RESULTS (Unaudited)

	Three Months Ended
	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
	(in thousands, except per share data)
Total revenues	$—	$—	$—	$—
Operating loss	(16,312)	(12,904)	(14,282)	(32,367)
Net loss	(15,827)	(12,476)	(13,962)	(29,918)
Loss per share, basic and diluted	$(0.41)	$(0.32)	$(0.36)	$(0.77)

	Three Months Ended
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
	(in thousands, except per share data)
Total revenues	$—	$—	$—	$—
Operating loss	(12,744)	(12,935)	(12,424)	(13,627)
Net loss	(12,418)	(12,529)	(12,021)	(13,203)
Loss per share, basic and diluted	$(0.32)	$(0.32)	$(0.31)	$(0.34)

NOTE 13 — SUBSEQUENT EVENTS

None.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.	Controls and Procedures

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

Our management, with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2019. Based on the evaluation of our disclosure controls and procedures as of December 31, 2019, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

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

As of December 31, 2019, our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 Framework). Based on this assessment, our management concluded that, as of December 31, 2019, our internal control over financial reporting was effective based on those criteria. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

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

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Minerva Neurosciences, Inc. and subsidiaries (the “Company”) as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2019, of the Company and our report dated March 9, 2020, expressed an unqualified opinion on those financial statements and included an explanatory paragraph related to the Company’s dispute with the counterparty to its co-development and license agreement.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ DELOITTE & TOUCHE LLP

Boston, Massachusetts

March 9, 2020

ITEM 9B.Other Information

None.

Part III

ITEM 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item 10 will be contained in the sections entitled “Election of Directors,” “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” appearing in the definitive proxy statement we will file in connection with our 2020 Annual Meeting of Stockholders and is incorporated by reference herein. The information required by this item relating to executive officers may be found in Part I, Item 1 of this report under the heading “Business—Executive Officers” and is incorporated herein by reference.

ITEM 11.	Executive Compensation

The information required by this Item 11 will be contained in the sections entitled “Executive and Director Compensation,” “Executive and Director Compensation—Compensation Committee Interlocks and Insider Participation” and “Executive and Director Compensation—Compensation Committee Report” appearing in the definitive proxy statement we will file in connection with our 2020 Annual Meeting of Stockholders and is incorporated by reference herein.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 will be contained in the sections entitled “Ownership of Our Common Stock” and “Executive and Director Compensation—Equity Compensation Plan Information” appearing in the definitive proxy statement we will file in connection with our 2020 Annual Meeting of Stockholders and is incorporated by reference herein.

ITEM 13.	Certain Relationships and Related Person Transactions, and Director Independence

The information required by this Item 13 will be contained in the sections entitled “Certain Relationships and Related Person Transactions” appearing in the definitive proxy statement we will file in connection with our 2020 Annual Meeting of Stockholders and is incorporated by reference herein.

ITEM 14.	Principal Accounting Fees and Services

The information required by this Item 14 will be contained in the section entitled “Corporate Governance—Principal Accountant Fees and Services” appearing in the definitive proxy statement we will file in connection with our 2020 Annual Meeting of Stockholders and is incorporated by reference herein.

Part IV

ITEM 15.	Exhibits and Financial Statement Schedules
(a)	Documents filed as part of Form 10-K.
(1)	Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2019 and 2018

Consolidated Statements of Operations for the Years Ended December 31, 2019 and 2018

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2019 and 2018

Consolidated Statements of Cash Flows for the Years Ended December 31, 2019 and 2018

Notes to Consolidated Financial Statements

(2)	Schedules

Schedules have been omitted as all required information has been disclosed in the financial statements and related footnotes.

(3)	Exhibits

The following exhibits are filed as part of this Annual Report on Form 10-K or are incorporated herein by reference.

Exhibit No.	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith

2.1	Agreement and Plan of Merger of Sonkei Pharmaceuticals, Inc. with and into Cyrenaic Pharmaceuticals, Inc., dated as of November 12, 2013	S-1	333-195169	10.11	April 9, 2014

2.2	Certificate of Merger Merging Sonkei Pharmaceuticals, Inc. with and into Cyrenaic Pharmaceuticals, Inc., dated as of November 12, 2013	S-1/A	333-195169	3.3	June 10, 2014

3.1	Amended and Restated Certificate of Incorporation of the Registrant	S-1/A	333-195169	3.1	June 10, 2014

3.2	Amended and Restated Bylaws of the Registrant	10-Q	001-36517	3.2	November 4, 2019

4.1	Form of Common Stock Certificate	S-1/A	333-195169	4.1	June 10, 2014

4.2	Investor Rights Agreement among the Registrant f/k/a Cyrenaic Pharmaceuticals, Inc. and certain of its security holders, dated as of August 29, 2007	S-1/A	333-195169	4.2	June 10, 2014

4.3	Amendment No. 1 to Investor Rights Agreement among the Registrant and certain of its security holders, dated as of December 20, 2013	S-1/A	333-195169	4.3	June 10, 2014

4.4	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.					X

10.1	Share Purchase Agreement between the Registrant, Mind-NRG SA and Various Shareholders dated as of February 11, 2014	S-1	333-195169	10.13	April 9, 2014

10.2	Common Stock Purchase Agreement between Johnson & Johnson Development Corporation and the Registrant, dated as of February 13, 2014	S-1	333-195169	10.14	April 9, 2014

10.3	Loan Agreement by and among certain stockholders and their affiliates and the Registrant, dated as of April 30, 2014	S-1/A	333-195169	10.26	June 10, 2014

10.4	Loan Agreement by and among certain stockholders and their affiliates and the Registrant, dated as of May 23, 2014	S-1/A	333-195169	10.27	June 10, 2014

10.5	Stock Purchase Agreement between Care Capital Investments III LP, Index Ventures III L.P. and the Registrant f/k/a Cyrenaic Pharmaceuticals, Inc., dated as of August 29, 2007	S-1	333-195169	10.19	April 9, 2014

10.6	Amendment No. 1 to Stock Purchase Agreement between Care Capital Investments III LP, Index Ventures III L.P. and the Registrant and various Shareholders, dated as of March 28, 2014	S-1	333-195169	10.20	April 9, 2014

10.7†	Employment Agreement between Remy Luthringer and Mind-NRG SA, the Registrant's subsidiary, dated as of April 8, 2014	S-1	333-195169	10.22	April 9, 2014

10.8†	Employment Agreement between Geoff Race and Mind-NRG SA, the Registrant's subsidiary, dated as of April 8, 2014	S-1	333-195169	10.23	April 9, 2014

10.9†	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers	S-1/A	333-195169	10.1	June 10, 2014

Exhibit No.	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.10*	License Agreement between Mitsubishi Pharma Corporation and the Registrant f/k/a Cyrenaic Pharmaceuticals, Inc., dated as of August 30, 2007	S-1/A	333-195169	10.2	June 10, 2014

10.11*	Amendment to License Agreement between Mitsubishi Tanabe Pharma Corporation and the Registrant f/k/a Cyrenaic Pharmaceuticals, Inc., dated as of June 16, 2011	S-1/A	333-195169	10.3	June 10, 2014

10.12*	Second Amendment to License Agreement between Mitsubishi Tanabe Pharma Corporation and the Registrant, dated as of January 20, 2014	S-1/A	333-195169	10.4	June 10, 2014

10.13*	License Agreement between Mitsubishi Tanabe Pharma Corporation and the Registrant as successor in interest to Sonkei Pharmaceuticals, Inc., dated as of September 1, 2008	S-1/A	333-195169	10.5	June 10, 2014

10.14*	Amendment to License Agreement between Mitsubishi Tanabe Pharma Corporation and the Registrant, dated as of January 20, 2014	S-1/A	333-195169	10.6	June 10, 2014

10.15*	Co-Development and License Agreement between Janssen Pharmaceutica, N.V. and the Registrant, dated as of February 13, 2014	S-1/A	333-195169	10.7	June 10, 2014

10.16†	Employment Agreement between Joseph Reilly and the Registrant, dated as of December 23, 2013	S-1/A	333-195169	10.9	June 10, 2014

10.17†	Amended and Restated 2013 Equity Incentive Plan of the Registrant	8-K	001-36517	99.1	June 11, 2018

10.18	Form of Securities Purchase Agreement between certain investors referenced therein and the Registrant, dated as of March 13, 2015	8-K	001-36517	10.1	March 18, 2015

10.19	Form of Registration Rights Agreement between certain investors referenced therein and the Registrant, dated as of March 13, 2015	8-K	001-36517	10.3	March 18, 2015

10.20	Second Amendment to License Agreement between Mitsubishi Tanabe Pharma Corporation and the Registrant, dated as of April 21, 2015	10-Q	001-36517	10.5	May 7, 2015

10.21†	Amended and Restated Non-Employee Director Compensation Plan	10-Q	001-36517	10.2	August 2, 2018

10.22†	Employment Agreement between Fred Ahlholm and the Registrant, dated as of May 30, 2014	10-Q	001-36517	10.2	November 5, 2015

10.23	Common Stock Purchase Agreement, dated March 17, 2016, by and between David Kupfer and the Registrant	8-K	001-36517	10.1	March 18, 2016

10.24†	Employment Agreement, dated as of August 1, 2016, by and between Mind-NRG SARL and Dr. Remy Luthringer	10-Q	001-36517	10.1	August 4, 2016

10.25†	Employment Agreement, dated as of August 1, 2016, by and between Mind-NRG SARL and Geoffrey Race	10-Q	001-36517	10.2	August 4, 2016

10.26†	Employment Agreement, dated as of August 1, 2016, by and between the Registrant and Frederick Ahlholm	10-Q	001-36517	10.3	August 4, 2016

10.27†	Employment Agreement, dated as of August 1, 2016, by and between the Registrant and Mark S. Levine	10-Q	001-36517	10.4	August 4, 2016

Exhibit No.	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.28†	Employment Agreement, dated as of August 1, 2016, by and between the Registrant and Joseph Reilly	10-Q	001-36517	10.5	August 4, 2016

10.29†	Form of Restricted Stock Unit Agreement under the Amended and Restated 2013 Equity Incentive Plan of the Registrant	8-K	001-36517	10.1	December 16, 2016

10.30†	Form of Option Grant Agreement under the Amended and Restated 2013 Equity Incentive Plan	10-K	001-36517	10.36	March 13, 2017

10.31	Sublease Agreement dated October 2, 2017 by and between the Registrant and Profitect, Inc. NV	10-Q	001-36517	10.1	November 6, 2017

10.32	Amendment No. 1 to Co-Development and License Agreement dated June 13, 2017, by and between the Registrant and Janssen Pharmaceutica NV	8-K	001-36517	10.1	June 14, 2017

10.33	Stock Repurchase Agreement dated June 13, 2017 by and between the Registrant and Johnson & Johnson Innovation-JJDC Inc.	8-K	001-36517	10.2	June 14, 2017

10.34†	Offer Letter by and between the Registrant and Rick Russell, dated December 11, 2017.	8-K	001-36517	10.1	December 11, 2017

10.35†	New Hire Inducement Stock Option Grant by and between the Registrant and Rick Russell, dated December 11, 2017.	8-K	001-36517	10.2	December 11, 2017

10.36†	New Hire Inducement Restricted Stock Unit Grant by and between the Registrant and Rick Russell, dated December 11, 2017.	8-K	001-36517	10.3	December 11, 2017

10.37*	Commercial Supply Agreement by and between the Registrant and Catalent Germany Schorndorf GmbH, dated September 18, 2019	10-Q	001-36517	10.1	November 4, 2019

21.1	List of Subsidiaries					X

23.1	Consent of Deloitte & Touche, LLP, independent registered public accounting firm					X

24.1	Power of Attorney (included on the Signature page of this Annual Report on Form 10-K)					X

31.1	Certification of Chief Executive Officer (Principal Executive Officer) pursuant to Section 302 of Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer (Principal Financial Officer) pursuant to Section 302 of Sarbanes-Oxley Act of 2002					X

32.1**	Certification of Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) pursuant to Section 906 of Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

Exhibit No.	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
†	Indicates management contract or compensatory plan or arrangement.
*	Confidential treatment has been granted by the Securities and Exchange Commission as to certain portions of this document.
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

Date: March 9, 2020

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

Signature	Title	Date
/s/ Remy Luthringer, Ph.D.	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	March 9, 2020
Remy Luthringer, Ph.D.

/s/ Geoffrey Race	Chief Financial Officer (Principal Financial Officer)	March 9, 2020
Geoffrey Race

/s/ Frederick Ahlholm	Chief Accounting Officer (Principal Accounting Officer)	March 9, 2020
Frederick Ahlholm

/s/ William F. Doyle	Member of the Board of Directors	March 9, 2020
William F. Doyle

/s/ Hans Peter Hasler	Member of the Board of Directors	March 9, 2020
Hans Peter Hasler

/s/ Jeryl Hilleman	Member of the Board of Directors	March 9, 2020
Jeryl Hilleman

/s/ David Kupfer, MD	Member of the Board of Directors	March 9, 2020
David Kupfer, MD

/s/ Fouzia Laghrissi-Thode, MD	Member of the Board of Directors	March 9, 2020
Fouzia Laghrissi-Thode, MD

/s/ Jan van Heek	Member of the Board of Directors	March 9, 2020
Jan van Heek