Form 10-Q
period 2020-03-31
Minerva Neurosciences, Inc.
filed 2020-05-04
CIK 1598646

f

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

The number of shares of Registrant’s Common Stock, $0.0001 par value per share, outstanding as of April 29, 2020 was 39,219,134.

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

PART I – Financial Information

Item 1 – Financial Statements

MINERVA NEUROSCIENCES, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
	2020	2019
Assets
Current assets
Cash and cash equivalents	$30,036,149	$21,412,623
Marketable securities	7,478,185	24,441,520
Restricted cash	100,000	100,000
Prepaid expenses and other current assets	851,864	1,182,483
Total current assets	38,466,198	47,136,626

Equipment, net	11,644	16,011
Other noncurrent assets	14,808	14,808
Operating lease right-of-use assets	223,503	261,952
In-process research and development	15,200,000	15,200,000
Goodwill	14,869,399	14,869,399
Total assets	$68,785,552	$77,498,796

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$3,003,054	$2,317,004
Accrued expenses and other current liabilities	3,936,233	4,139,163
Operating leases	178,765	172,901
Total current liabilities	7,118,052	6,629,068
Deferred taxes	1,803,356	1,803,356
Deferred revenue	41,175,600	41,175,600
Noncurrent operating leases	64,350	111,229
Total liabilities	50,161,358	49,719,253
Commitments and contingencies (Note 8)

Stockholders’ equity
Preferred stock; $0.0001 par value; 100,000,000 shares authorized; none issued or outstanding as of March 31, 2020 and December 31, 2019, respectively	—	—
Common stock; $0.0001 par value; 125,000,000 shares authorized; 39,219,134 and 39,084,121 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	3,922	3,908
Additional paid-in capital	317,507,655	314,511,853
Accumulated deficit	(298,887,383)	(286,736,218)
Total stockholders’ equity	18,624,194	27,779,543
Total liabilities and stockholders’ equity	$68,785,552	$77,498,796

See accompanying notes to condensed consolidated financial statements.

MINERVA NEUROSCIENCES, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2020	2019
Expenses
Research and development	$8,082,510	$11,606,197
General and administrative	4,189,068	4,705,674
Total expenses	12,271,578	16,311,871
Loss from operations	(12,271,578)	(16,311,871)

Foreign exchange losses	(9,392)	(6,313)
Investment income	129,805	490,984
Net loss	$(12,151,165)	$(15,827,200)

Net loss per share, basic and diluted	$(0.31)	$(0.41)
Weighted average shares outstanding, basic and diluted	39,177,592	38,968,110

See accompanying notes to condensed consolidated financial statements.

MINERVA NEUROSCIENCES, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-In Capital	Deficit	Total
Balances at January 1, 2019	38,937,971	$3,894	$304,813,603	$(214,552,728)	$90,264,769
Exercise of stock options	87,500	9	524,991	—	525,000
Stock-based compensation	—	—	2,461,699	—	2,461,699
Net loss	—	—	—	(15,827,200)	(15,827,200)
Balances at March 31, 2019	39,025,471	$3,903	$307,800,293	$(230,379,928)	$77,424,268

Balances at January 1, 2020	39,084,121	$3,908	$314,511,853	$(286,736,218)	$27,779,543
Exercise of stock options	135,013	14	797,615	—	797,629
Stock-based compensation	—	—	2,198,187	—	2,198,187
Net loss	—	—	—	(12,151,165)	(12,151,165)
Balances at March 31, 2020	39,219,134	$3,922	$317,507,655	$(298,887,383)	$18,624,194

See accompanying notes to condensed consolidated financial statements.

MINERVA NEUROSCIENCES, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(12,151,165)	$(15,827,200)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,367	4,367
Accretion of marketable securities premium	(64,959)	(242,708)
Amortization of right-of-use assets	38,449	34,622
Stock-based compensation expense	2,198,187	2,461,699
Changes in operating assets and liabilities
Prepaid expenses and other current assets	330,619	851,715
Accounts payable	686,050	1,225,897
Accrued expenses and other current liabilities	(202,930)	1,911,423
Operating lease liabilities, current	5,864	20,609
Operating lease liabilities, noncurrent	(46,879)	(41,016)
Net cash used in operating activities	(9,202,397)	(9,600,592)

Cash flows from investing activities:
Proceeds from the maturity and redemption of marketable securities	20,900,000	9,000,000
Purchase of marketable securities	(3,871,706)	(19,551,411)
Net cash provided (used in) by investing activities	17,028,294	(10,551,411)

Cash flows from financing activities:
Proceeds from exercise of stock options	797,629	525,000
Net cash provided by financing activities	797,629	525,000
Net increase (decrease) in cash, cash equivalents and restricted cash	8,623,526	(19,627,003)

Cash, cash equivalents and restricted cash
Beginning of period	21,512,623	50,334,871
End of period	$30,136,149	$30,707,868
Reconciliation of the Condensed Consolidated Statements of Cash Flows to the Condensed Consolidated Balance Sheets
Cash and cash equivalents	$30,036,149	$30,607,868
Restricted cash	100,000	100,000
Total cash, cash equivalents and restricted cash	$30,136,149	$30,707,868

See accompanying notes to condensed consolidated financial statements.

MINERVA NEUROSCIENCES, INC.

Notes to Condensed Consolidated Financial Statements

As of March 31, 2020 and for the Three Months Ended March 31, 2020 and 2019

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

Liquidity

The accompanying condensed consolidated financial statements have been prepared as though the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has limited capital resources and has incurred recurring operating losses and negative cash flows from operations since inception. As of March 31, 2020, the Company has an accumulated deficit of approximately $298.9 million and net cash used in operating activities was approximately $9.2 million during the three months ended March 31, 2020. The Company’s management team expects to continue to incur operating losses and negative cash flows from operations. The Company has financed its operations to date from proceeds from the sale of common stock, warrants, loans and convertible promissory notes.

As of March 31, 2020, the Company had cash, cash equivalents, restricted cash, and marketable securities of $37.6 million. The Company believes that its existing cash, cash equivalents, restricted cash and marketable securities will be sufficient to meet its cash commitments for at least the next 12 months after the date that the condensed consolidated financial statements are issued. The process of drug development can be costly and the timing and outcomes of clinical trials is uncertain. The assumptions upon which the Company has based its estimates are routinely evaluated and may be subject to change. The actual amount of the Company’s expenditures will vary depending upon a number of factors including but not limited to the design, timing and duration of future clinical trials, the progress of the Company’s research and development programs, the resolution of the Company’s dispute with Janssen as described in Notes 5 and 8, the infrastructure to support a commercial enterprise, the cost of a commercial product launch, and the level of financial resources available. If it is determined that the Company is required to make a significant payment to Janssen, it may not have sufficient cash to make such payment and may be required to incur additional indebtedness or to raise additional funds via an equity financing in order to make such payment to Janssen. The Company has the ability to adjust its operating plan spending levels based on the timing of future clinical trials which will be predicated upon adequate funding to complete the trials.

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

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim reporting and the requirements of the Securities and Exchange Commission (“SEC”) in accordance with Regulation S-X, Rule 8-03. Under those rules, certain notes and financial information that are normally required for annual financial statements can be condensed or omitted. In the opinion of the Company’s management, the accompanying financial statements contain all adjustments (consisting of items of a normal and recurring nature) necessary to present fairly the financial position as of March 31, 2020, the results of operations for the three months ended March 31, 2020 and 2019 and cash flows for the three months ended March 31, 2020 and 2019. The results of operations for the three months ended March 31, 2020 are not necessarily indicative of the results to be expected for the full year. When preparing financial statements in conformity with GAAP, management must make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates. The consolidated balance sheet as of December 31, 2019 was derived from the audited annual financial statements. The accompanying unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2019 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 9, 2020.

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

Restricted cash

Cash accounts with any type of restriction are classified as restricted. The Company maintained restricted cash balances as collateral for corporate credit cards in the amount of $0.1 million at each of March 31, 2020 and December 31, 2019.

Marketable securities

Marketable securities consist of corporate and U.S. government debt securities maturing in five months or less. Based on the Company’s intentions regarding its marketable securities, all marketable securities are classified as held-to-maturity and are carried under the amortized cost approach. The Company’s investments in marketable securities are classified as Level 2 within the fair value hierarchy. As of March 31, 2020, remaining final maturities of marketable securities ranged from April 2020 to August 2020, with a weighted average remaining maturity of approximately 2.1 months. The following tables provide the amortized cost basis, aggregate fair value, unrealized gains/losses, and the net carrying value of investments in held-to-maturity securities as of March 31, 2020 and December 31, 2019:

	March 31, 2020
	Amortized	Aggregate	Unrealized	Unrealized	Net Carrying
	Cost	Fair Value	Gains	Losses	Value
Marketable securities:
Commercial paper	$7,478,185	$7,478,185	$—	$—	$7,478,185
Marketable securities total	$7,478,185	$7,478,185	$—	$—	$7,478,185

	December 31, 2019
	Amortized	Aggregate	Unrealized	Unrealized	Net Carrying
	Cost	Fair Value	Gains	Losses	Value
Marketable securities:
Corporate bonds/notes	$2,701,114	$2,700,678	$436	$—	$2,701,114
Commercial paper	19,245,921	19,245,921	—	—	19,245,921
U.S. government agency securities	2,494,485	2,495,675	—	(1,190)	2,494,485
Marketable securities total	$24,441,520	$24,442,274	$436	$(1,190)	$24,441,520

Research and development costs

Costs incurred in connection with research and development activities are expensed as incurred. These costs include licensing fees to use certain technology in the Company’s research and development projects as well as fees paid to consultants and various entities that perform certain research and testing on behalf of the Company and costs related to salaries, benefits, bonuses and stock-based compensation granted to employees in research and development functions. The Company determines expenses related to clinical studies based on estimates of the services received and efforts expended pursuant to contracts with multiple research institutions and contract research organizations (“CROs”) that conduct and manage clinical studies on its behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. Payments under some of these contracts depend on factors such as the successful enrollment of patients and the completion of clinical trial milestones. In accruing service fees, the Company estimates the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from the estimate, the accrual is adjusted accordingly. The expenses for some trials may be recognized on a straight-line basis if the anticipated costs are expected to be incurred ratably during the period. Payments for these activities are based on the terms of the individual arrangements, which may differ from the pattern of costs incurred, and are reflected in the consolidated financial statements as prepaid or accrued expenses.

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

Alternatively, the Company may bypass this qualitative assessment for some or all of its indefinite-lived intangibles and perform the quantitative impairment test that compares the fair value of the indefinite-lived intangible asset with the asset’s carrying amount. There was no impairment of IPR&D for the three months ended March 31, 2020 or 2019.

Impairment of MIN-117 In-process Research and Development Asset.

As a result of the Company’s Phase 2b trial of MIN-117 in adult patients suffering from moderate to severe MDD not meeting its primary and key secondary endpoints and the Company’s decision not to further the clinical development of MIN-117 in MDD, the Company determined that the MIN-117 IPR&D is fully impaired and recognized a $19.0 million expense, which was included as a component of research and development expense, during the year ended December 31, 2019.

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

Long-lived assets

The Company reviews the recoverability of all long-lived assets, including the related useful lives, whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset might not be recoverable. If required, the Company compares the estimated undiscounted future net cash flows to the related asset’s carrying value to determine whether there has been an impairment. If an asset is considered impaired, the asset is written down to fair value, which is based either on discounted cash flows or appraised values in the period the impairment becomes known. The Company believes that all long-lived assets are recoverable, and no impairment was deemed necessary at March 31, 2020 and 2019.

Goodwill

The Company tests its goodwill for impairment annually, or whenever events or changes in circumstances indicate an impairment may have occurred, by comparing its reporting unit’s carrying value to its fair value. Impairment may result from, among other things, deterioration in the performance of the acquired business, adverse market conditions, adverse changes in applicable laws or regulations and a variety of other circumstances. If the Company determines that an impairment has occurred, it is required to record a write-down of the carrying value and charge the impairment as an operating expense in the period the determination is made. In evaluating the recoverability of the carrying value of goodwill, the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the acquired assets. Changes in strategy or market conditions could significantly impact those judgments in the future and require an adjustment to the recorded balances. The Company tests its goodwill for impairment as of November 30. There was no impairment of goodwill for the three months ended March 31, 2020 and 2019.

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

Recently adopted accounting pronouncements

In November 2018, the FASB issued ASU 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606. This update is intended to clarify that certain transactions between collaborative arrangement participants should be accounted for as revenue under Topic 606. The Company adopted the new standard on January 1, 2020.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles — Goodwill and Other (Topic 350). The new standard simplifies the test for goodwill impairment. The Company adopted the new standard on January 1, 2020.

NOTE 3 — ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following:

	March 31, 2020	December 31, 2019
Research and development costs and other accrued expenses	$3,090,336	$3,824,950
Accrued bonus	504,600	—
Professional fees	281,050	314,213
Vacation pay	60,247	—
	$3,936,233	$4,139,163

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

	Three Months Ended March 31,
	2020	2019
Net loss	$(12,151,165)	$(15,827,200)
Weighted average shares of common stock outstanding	39,177,592	38,968,110
Net loss per share of common stock – basic and diluted	$(0.31)	$(0.41)

The following securities outstanding at March 31, 2020 and 2019 have been excluded from the calculation of weighted average shares outstanding as their effect on the calculation of loss per share is antidilutive:

	Three Months Ended March 31,
	2020	2019
Common stock options	8,799,959	8,378,672
Restricted stock units	68,650	127,300
Common stock warrants	40,790	40,790

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

On July 6, 2016, the Company and Janssen agreed that “Decision Point 2” had been reached as defined under the Agreement. As neither party exercised their right to withdraw from the Agreement, the Company paid Janssen $3.5 million and has incurred direct expenses of $0.3 million related to development activities under the current phase of development. During the three months ended March 31, 2020 and 2019 the Company recorded an expense of zero for certain development activities in accordance with the terms of the Agreement.

In June 2017, the Company entered into an amendment (“the Amendment”) to the Agreement. The effectiveness of the Amendment was contingent upon approval of its terms by the European Commission and the closing of the acquisition of Actelion Ltd. by affiliates of Janssen. These conditions were subsequently met, and the Amendment became effective on August 29, 2017. Under the Amendment, Janssen has waived its right to royalties on seltorexant insomnia sales in the Minerva Territory. The Company retains all of its rights to seltorexant, including commercialization of the molecule for the treatment of insomnia and as an adjunctive therapy for MDD, which include an exclusive license in the Minerva Territory, with royalties payable by the Company to Janssen on seltorexant sales outside of the insomnia indication. Royalties on sales outside of the Minerva Territory are payable by Janssen to the Company. Janssen made an upfront payment to the Company of $30 million upon the effectiveness of the Amendment and agreed to make a $20 million payment at the start of a Phase 3 insomnia trial for seltorexant and a $20 million payment when 50% of the patients are enrolled in this trial. Janssen further agreed to waive development payments from the Company until completion of the Phase 2b development milestone, which is referred to as “Decision Point 4”. Top-line results have been reported from three Phase 2b trials and one Phase 1b trial with seltorexant. The $30 million payment and $11.2 million in previously accrued collaborative expenses, which were forgiven upon the effective date of the Amendment, are earned and recognized as revenue as the services are performed from the commencement of Phase 3 development to the completion of the development activities using the proportional performance method. The $30 million payment along with the $11.2 million in previously accrued collaborative expenses have been included under deferred revenue on the Company’s balance sheet at March 31, 2020 and December 31, 2019. If the Company opts out of the program, then any remaining deferred revenue would be recognized at the time of the opt out. In connection with the Amendment, the Company repurchased all of the approximately 3.9 million shares of its common stock previously owned by Johnson & Johnson Innovation-JJDC Inc. at a per share price of $0.0001, for an aggregate purchase price of approximately $389.

As a result of the Amendment, the Company assumed strategic control of matters relating to the clinical development of seltorexant for insomnia and has no further financial obligations until after Decision Point 4. After Decision Point 4, both the Company and Janssen have the right to opt-out of the Agreement.

If both parties elect to continue past Decision Point 4 into Phase 3, the Company would be obligated to fund the clinical trials related to insomnia, receive up to $40 million in milestone payments from Janssen, and be responsible for 40% of all costs incurred in the MDD program.

After reviewing the data from the Phase 2b trials already conducted, the Company is not in agreement with Janssen that Decision Point 4 under the Agreement has been reached. Under the Agreement, the Company’s cost-sharing obligations do not begin until Decision Point 4 has been reached. The Company has the right to opt-out of the Agreement at any time after Decision Point 4, and if it opts-out, the Company will collect a royalty on worldwide sales of seltorexant in the mid-single digits with no further obligations to Janssen. If Janssen opts-out, the Minerva Territory would expand to include North America and the Company would pay Janssen single digit royalties on sales of seltorexant outside of the insomnia indication. In January 2020, Janssen invoiced the Company $3.4 million, representing the Company’s 40% portion of the Phase 3 development costs through December 31, 2019. In April 2020, Janssen invoiced the Company an additional $3.1 million, for a cumulative total through March 31, 2020 of $6.5 million. Janssen has previously indicated they may incur approximately $100 million in Phase 3 development costs in 2020. The Company has been conducting discussions with Janssen regarding this disagreement and the Company has not accrued any Phase 3 development costs incurred by Janssen (See Note 8).

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

NOTE 6 — STOCKHOLDERS’ EQUITY

Term Loan Warrants

In connection with the Company’s former Loan and Security Agreement with Oxford Finance LLC and Silicon Valley Bank (the “Lenders”), which provided for term loans to the Company in an aggregate principal amount of up to $15 million in two tranches on January 15, 2016, the Company issued the Lenders warrants to purchase 40,790 shares of common stock at a per share exercise price of $5.516. The warrants are immediately exercisable upon issuance, and other than in connection with certain mergers or acquisitions, will expire on the ten-year anniversary of the date of issuance. The fair value of the warrants was estimated at $0.2 million using a Black-Scholes model and assuming: (i) expected volatility of 100.8%, (ii) risk free interest rate of 1.83%, (iii) an expected life of 10 years and (iv) no dividend payments. The fair value of the warrants was included as a discount to the term loans drawn at such time and also as a component of additional paid-in capital and were amortized to interest expense over the term of the loan. Although the term loans were repaid in August 2018, all related warrants were outstanding and exercisable as of March 31, 2020.

NOTE 7 — STOCK AWARD PLAN AND STOCK-BASED COMPENSATION

In December 2013, the Company adopted the 2013 Equity Incentive Plan (as subsequently amended and restated, the “Plan”), which provides for the issuance of options, stock appreciation rights, stock awards and stock units. Pursuant to Nasdaq listing rules, the Company issued inducement awards in December 2017 to the Company’s President outside of the Plan in the form of an option to purchase 775,000 shares of the Company’s common stock and a RSU award to purchase 40,000 shares of the Company’s common stock. In June 2018, the Company increased the aggregate number of shares of common stock authorized for issuance under the Plan by 2,500,000 shares. Stock option activity for employees and non-employees for the three months ended March 31, 2020 is as follows:

	Shares Issuable Pursuant to Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Terms (years)	Total Intrinsic Value (in thousands)
Outstanding January 1, 2020	9,040,328	$6.98	7.3	$7,420

Granted	—	$—
Exercised	(135,013)	$5.91
Forfeited	(105,356)	$9.63
Outstanding March 31, 2020	8,799,959	$6.96	7.1	$1,625
Exercisable March 31, 2020	5,614,559	$6.69	6.4	$1,586
Available for future grant	245,354

The weighted average grant-date fair value of stock options outstanding on March 31, 2020 was $5.01 per share. Total unrecognized compensation costs related to non-vested stock options at March 31, 2020 were approximately $15.8 million and are expected to be recognized within future operating results over a weighted-average period of 2.29 years. The total intrinsic value of the options exercised during the three months ended March 31, 2020, and 2019 was approximately $0.3 million and $0.2 million, respectively.

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

The Company uses the Black-Scholes model to estimate the fair value of stock options granted. There were no stock options granted during the three months ended March 31, 2020, and 2019.

RSU activity under the Plan for the three months ended March 31, 2020 is as follows:

		Weighted- Average
		Grant Date
	RSUs	Fair Value
Unvested January 1, 2020	68,650	$11.29
Granted	—	$—
Vested	—	$—
Forfeited	—	$—
Unvested March 31, 2020	68,650	$11.29

RSUs awarded to employees generally vest one-fourth per year over four years from the anniversary of the date of grant, provided the employee remains continuously employed with the Company. Shares of the Company’s stock are delivered to the employee upon vesting, subject to payment of applicable withholding taxes. The fair value of RSUs is equal to the closing price of the Company’s common stock on the date of grant. Total unrecognized compensation costs related to non-vested RSUs at March 31, 2020 was approximately $0.6 million and is expected to be recognized within future operating results over a period of 0.9 years. The following table presents stock-based compensation expense included in the Company’s consolidated statements of operations:

	Three Months Ended March 31,
	2020	2019
Research and development	$681,613	$700,263
General and administrative	1,516,574	1,761,436
Total	$2,198,187	$2,461,699

NOTE 8 — COMMITMENTS AND CONTINGENCIES

From time to time, the Company may be subject to various legal proceedings and claims that arise in the ordinary course of the Company’s business activities. While the outcome of these claims cannot be predicted with certainty, management does not believe that the outcome of any of these other legal matters will have a material adverse effect on the Company’s consolidated financial statements.

Disagreement with Janssen

After reviewing the data from the Phase 2b trials already conducted, the Company is not in agreement with Janssen that Decision Point 4 under the Agreement has been reached. Under the Agreement, the Company’s cost-sharing obligations do not begin until Decision Point 4 has been reached. Following occurrence of Decision Point 4, Janssen is responsible for 60% of the cost of Phase 3 development in all indications except insomnia and the Company is responsible for 40%. The Company has the right to opt-out of the Agreement at any time after Decision Point 4, and if it opts-out, the Company will collect a royalty on worldwide sales of seltorexant in the mid-single digits with no further obligations to Janssen. In January 2020, Janssen invoiced the Company $3.4 million, representing the Company’s 40% portion of the Phase 3 development costs through December 31, 2019. In April 2020, Janssen invoiced the Company an additional $3.1 million, for a cumulative total through March 31, 2020 of $6.5 million. Janssen has previously indicated they may incur approximately $100 million in Phase 3 development costs in 2020. The Company has been conducting discussions with Janssen regarding this disagreement and the Company has not accrued any Phase 3 development costs incurred by Janssen.

Refer to Note 9 – Leases, for the Company’s current lease commitments.

NOTE 9 — LEASES

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

The following table contains a summary of the Sublease costs recognized under ASC 842 and other information pertaining to the Company’s operating Sublease for the three months ended March 31, 2020:

Three Months Ended March 31, 2020
Sublease cost
Operating Sublease cost	$44,817
Total Sublease cost	$44,817

Other information
Operating cash flows used for operating Sublease	$47,384
Weighted average remaining Sublease term	1.3 years
Weighted average discount rate	10%

Future minimum Sublease payments under the Company’s non-cancelable operating Sublease as of March 31, 2020 and December 31, 2019 are as follows:

Future Operating Sublease Payments	Three Months Ended March 31, 2020
2020 (excluding the three months ended March 31, 2020)	144,620
2021	114,018
Thereafter	—
Total Sublease payments	$258,638
Less: imputed interest	(15,523)
Total operating Sublease liabilities at March 31, 2020	$243,115

Future Operating Sublease Payments	Year Ended December 31, 2019
2020	192,004
2021	114,018
Thereafter	—
Total Sublease payments	$306,022
Less: imputed interest	(21,892)
Total operating Sublease liabilities at December 31, 2019	$284,130

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

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with our condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our annual audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019 as filed with the Securities and Exchange Commission on March 9, 2020.

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

We have completed enrollment and a total of 515 patients were randomized in this trial at clinical sites in the United States and Europe. We have taken precautionary measures to protect the health and safety of our employees and patients as well as to mitigate any business impact related to the coronavirus disease 2019 (“COVID-19”) pandemic. Because the MIN-101C07 study is fully enrolled and there are sufficient clinical trial supplies to conduct the trial, we continue to anticipate top-line results from the 12-week, double-blind portion of the study to be available in the second quarter of 2020. We and our CROs have been in frequent contact with the clinical sites for this trial to identify and mitigate potential risks that may result from travel and other restrictions aimed at minimizing the spread of COVID-19. In March, the Company issued guidance to the clinical sites that were based on recent Food and Drug Administration (“FDA”) and European Medicines Agency (“EMA”) guidelines and which allow some protocol exceptions in order to help ensure the safety of patients and their access to study medication. It is possible that, despite these measures, we could face difficulties retaining patients in the 40-week, open-label extension period of the MIN-101C07 study if patients are affected by the COVID-19 virus, are unable to travel to the clinical trial sites or are unable to obtain study medication. To date, no such difficulties have occurred. In total, 362 patients have completed the double-blind phase, 333 patients from the double-blind phase have elected to transition into the open-label extension period, and 92 patients have completed the extension phase as of April 30, 2020.

The primary endpoint of this trial is improvement in negative symptoms in patients treated with roluperidone compared to placebo as measured by the change from baseline in the Positive and Negative Syndrome Scale, or PANSS, Marder negative symptoms factor score (“NSFS”) over the 12-week double-blind treatment period. The key secondary endpoint is the effect of roluperidone compared to placebo as measured by the change from baseline in the Personal and Social Performance, or PSP, total score over the same period. Additional secondary endpoints include the effect of roluperidone compared to placebo on the Clinical Global Impression of Severity (“CGI-S”) score, the PANSS total and subscale scores, the remaining Marder 4 factor scores, and safety and tolerability.

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

Drug-Drug Interaction Studies

We have recently completed certain pharmacology trials that include a Drug-Drug Interaction (“DDI”) study, which comprise a standard part of the NDA. We have studied interactions separately with molecules inhibiting two subtypes of the cytochrome P450 (CYP2D6 and CYP3A4). The data from this study show minimal to no interaction with the strong CYP3A4 inhibitor, and some interaction (< 1.6 folds increase in exposure) with the moderate CYP2D6 inhibitor.

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

MIN-117

On December 18, 2019, we announced that our Phase 2b trial of MIN-117 in adult patients suffering from moderate to severe MDD and presenting with symptoms of anxious distress failed to meet its primary and key secondary endpoints. Neither the 5.0 mg nor the 2.5 mg dose of MIN-117 tested in this trial showed a statistically significant separation from placebo on the reduction in the symptoms of MDD over the 6-week treatment period as measured by the change in the Montgomery–Åsberg Depression Rating Scale (“MADRS”). In addition, neither dose showed a statistically significant separation from placebo on the key secondary endpoint, reduction of symptoms of anxiety as measured by Hamilton Anxiety Rating Scale (“HAM-A”) over the 6-week treatment period. Patients treated with the 2.5 mg dose experienced an improvement of 1.6 points compared to placebo at Week 2 (p≤ 0.029). Additionally, the percentage of patients with remission, defined as an MADRS total score < 12, was significantly higher in the 2.5 mg MIN 117 (29%, p≤ 0.044) and 5.0 mg MIN 117 (31%, p≤ 0.021) groups when compared to placebo (19%). No other statistically significant separation from placebo on HAM-A was observed.

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

On October 1, 2019, we announced top-line results from a Phase 2b clinical trial in which flexibly dosed seltorexant (20 mg or 40 mg) was compared to flexibly dosed quetiapine XR (150 mg or 300 mg) for adjunctive treatment of patients with MDD (the “MDD2002 Trial”). There were 102 patients enrolled, each with MDD not responding adequately to SSRIs and SNRIs. The primary endpoint was all cause discontinuation of therapy over 6 months. Mood improvement, measured using the MADRS, and safety and tolerability were evaluated. The primary intent of this exploratory trial was to generate data to assist with the planning of Phase 3 studies; it was not powered to detect statistical significance. Quetiapine XR was used as a comparator, because it is the only medication approved for the adjunctive treatment of MDD in both the United States and Europe.

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

Phase 3 development

After reviewing the data from the Phase 2b trials already conducted, we are not in agreement with Janssen that Decision Point 4 under the Agreement has been reached. Under the Agreement, our cost-sharing obligations do not begin until Decision Point 4 has been reached. Following occurrence of Decision Point 4, Janssen is responsible for 60% of the cost of Phase 3 development in all indications except insomnia and Minerva is responsible for 40%. We have the right to opt-out of the Agreement at any time after Decision Point 4, and if we opt-out, we collect a royalty on worldwide sales of seltorexant in the mid-single digits with no further obligations to Janssen. In January 2020, Janssen invoiced the Company $3.4 million, representing the Company’s 40% portion of the Phase 3 development costs through December 31, 2019. In April 2020, Janssen invoiced the Company an additional $3.1 million, for a cumulative total through March 31, 2020 of $6.5 million. Janssen has previously indicated they may incur approximately $100 million in Phase 3 development costs in 2020. We have been conducting discussions with Janssen regarding this disagreement and have not accrued any Phase 3 development costs incurred by Janssen.

Janssen has proposed a Phase 3 development program with a target indication of “adjunctive treatment of MDD (aMDD) in patients with insomnia symptoms” and clinical trials to support that target indication. We and Janssen are consulting with FDA and EMA/ Committee for Medicinal Products for Human Use (“CHMP”) about this target indication and these trials. We believe that under the terms of the Agreement we have the right to strategic control of the proposed development program, and this matter is part of the ongoing discussions that we are conducting with Janssen.

Because the Phase 3 development program for seltorexant is in its preliminary stage, the potential effect of the COVID-19 pandemic is uncertain and difficult to predict.

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

Research and Development Expenses. Research and development expenses consists of costs incurred in connection with the development of our product candidates, including: fees paid to consultants and CROs including in connection with our non-clinical and clinical trials, and other related clinical trial fees, such as for investigator grants, patient screening, laboratory work, clinical trial database management, clinical trial material management and statistical compilation and analysis; licensing fees; costs related to acquiring clinical trial materials; costs related to compliance with regulatory requirements; and costs related to salaries, benefits, bonuses and stock-based compensation granted to employees in research and development functions. We expense research and development costs as they are incurred.

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

We expect to continue to incur general and administrative expenses, including increased audit and legal fees, costs of compliance with securities, corporate governance and other regulations, investor relations expenses and higher insurance premiums. In addition, we expect to incur additional costs as we hire personnel and enhance our infrastructure to support the anticipated growth of our business.

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

Results of Operations

Comparison of Three Months Ended March 31, 2020 versus March 31, 2019

Research and Development Expenses

Total research and development expenses were $8.1 million for the three months ended March 31, 2020 compared to $11.6 million for the same period in 2019, a decrease of approximately $3.5 million. The decrease in research and development expenses primarily reflects lower development expenses for the Phase 3 clinical trial of roluperidone and the Phase 2b clinical trial of MIN-117. We expect research and development expenses to decrease during 2020 as we have completed the MIN-117 clinical trial and expect to complete the 12-week, double-blind portion of Phase 3 clinical trial of roluperidone.

General and Administrative Expenses

Total general and administrative expenses were $4.2 million for the three months ended March 31, 2020 compared to $4.7 million for the same period in 2019, a decrease of approximately $0.5 million. The decrease in general and administrative expenses was primarily due to a decrease in non-cash stock-based compensation expenses and a decrease in professional fees.

Foreign Exchange Losses

Foreign exchange losses were $9 thousand for the three months ended March 31, 2020 compared to a loss of $6 thousand for the same period in 2019, an increased loss of $3 thousand. The loss was primarily due to clinical activities denominated in Euros.

Investment Income

Investment income was $0.1 million for the three months ended March 31, 2020 compared to $0.5 million for the same period in 2019, a decrease of $0.4 million. The decrease was due to investment income on cash equivalents and marketable securities.

Liquidity and Capital Resources

Sources of Liquidity

We have incurred losses and cumulative negative cash flows from operations since our inception in April 2007 and, as of March 31, 2020, we had an accumulated deficit of approximately $298.9 million. We anticipate that we will continue to incur net losses for the foreseeable future as we continue the development and potential commercialization of our product candidates and to support our operations as a public company. At March 31, 2020, we had approximately $37.6 million in cash, cash equivalents, restricted cash, and marketable securities. We believe that our existing cash, cash equivalents, restricted cash and marketable securities will be sufficient to meet our cash commitments for at least the next 12 months after the date that the interim condensed financial statements are issued. The process of drug development can be costly and the timing and outcomes of clinical trials is uncertain. The assumptions upon which we have based our estimates are routinely evaluated and may be subject to change. The actual amount of our expenditures will vary depending upon a number of factors including but not limited to the design, timing and duration of future clinical trials, the progress of our research and development programs, the infrastructure to support a commercial enterprise, the cost of a commercial product launch and the level of financial resources available. We have the ability to adjust our operating plan spending levels based on the timing of future clinical trials which will be predicated upon adequate funding to complete the trials.

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

If it is determined that we are required to make a significant payment to Janssen, we may not have sufficient cash to make such payment and may be required to incur additional indebtedness or to raise additional funds via an equity financing in order to make such payment to Janssen. We cannot be certain that we will be able to borrow or raise sufficient funds for this purpose under terms acceptable to us, if at all, and uncertainty and volatility in the capital markets caused by the COVID-19 pandemic may negatively impact the availability and cost of capital. While we are engaged in ongoing discussions with Janssen concerning the Agreement and our continued business relationship, there can be no assurance that we will be able to resolve this disagreement to our satisfaction, or at all.

Until such time, if ever, as we can generate substantial revenue from product sales, we expect to finance our cash needs through a combination of equity offerings, debt financings, government or other third‑party funding, commercialization, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of our common stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Additional debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through government or other third‑party funding, commercialization, marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us. There can be no assurance that such additional funding, if available, can be obtained on terms acceptable to us, and the uncertainty and volatility in the capital markets caused by the COVID-19 pandemic may negatively impact the availability and cost of capital. If we are unable to obtain additional financing, future operations would need to be scaled back or discontinued. We believe that our existing cash, cash equivalents, restricted cash, and marketable securities will be sufficient to meet our cash commitments for at least the next 12 months after the date that the interim condensed financial statements are issued. The timing of future capital requirements depends upon many factors including the size and timing of future clinical trials, the timing and scope of any strategic partnering activity and the progress of other research and development activities.

Cash Flows

The tables below set forth our significant sources and uses of cash for the periods.

	Three Months Ended March 31,
	2020	2019
	(dollars in millions)
Net cash provided by (used in):
Operating activities	$(9.2)	$(9.6)
Investing activities	17.0	(10.5)
Financing activities	0.8	0.5
Net increase (decrease) in cash	$8.6	$(19.6)

Net Cash Used in Operating Activities

Net cash used in operating activities of approximately $9.2 million during the three months ended March 31, 2020 was primarily due to our net loss of $12.2 million, a $0.2 decrease in accrued expenses, and amortization of investments of $0.1 million, partially offset by stock-based compensation expense of $2.2 million, a $0.8 increase in accounts payable, and a decrease in prepaid expense of $0.3 million.

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

Net Cash Provided by (Used in) Investing Activities

Net cash provided by investing activities of approximately $17.0 million during the three months ended March 31, 2020 was primarily due to the maturity and redemption of marketable securities of $20.9 million, partially offset by the purchase of marketable securities of $3.9 million.

Net cash used in investing activities of approximately $10.5 million during the three months ended March 31, 2019 was primarily due to the purchase of marketable securities of $19.5 million, partially offset by the maturity and redemption of marketable securities of $9.0 million.

Net Cash Provided by Financing Activities

Net cash provided by financing activities of $0.8 million during the three months ended March 31, 2020 was due to the proceeds from the exercise of common stock options of $0.8 million.

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

Critical Accounting Policies and Estimates

In our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, our most critical accounting policies and estimates upon which our financial status depends were identified as those relating to stock-based compensation; research and development costs; in-process research and development; goodwill; income taxes; net operating losses and tax credit carryforwards; and impairment of long-lived assets. We reviewed our policies and determined that those policies remain our most critical accounting policies for the three months ended March 31, 2020.

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

Our management, with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2020. Based on the evaluation of our disclosure controls and procedures as of March 31, 2020, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

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

Item 1A.   Risk Factors

We operate in a rapidly changing environment that involves a number of risks which could materially affect our business, financial condition or future results, some of which are beyond our control. In addition to the other information set forth in this Quarterly Report on Form 10-Q, the risks and uncertainties that we believe are most important for you to consider are discussed in Part I-Item 1A under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the SEC on March 9, 2020. The risk factors set forth below are risk factors containing changes, which may be material, from the risk factors previously disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, as filed with the SEC.

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

We are not profitable and have incurred losses in each period since our inception in 2007. For the three months ended March 31, 2020, and 2019, we reported net losses of $12.2 million and $15.8 million, respectively. As of March 31, 2020, we had an accumulated deficit of $298.9 million.

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

As of March 31, 2020, we had cash, cash equivalents, restricted cash, and marketable securities of $37.6 million. We believe that our existing cash, cash equivalents, restricted cash and marketable securities will be sufficient to meet our cash commitments for at least the next 12 months after the date that our interim condensed financial statements are issued. The process of drug development can be costly and the timing and outcomes of clinical trials is uncertain. The assumptions upon which we have based our estimates are routinely evaluated and may be subject to change. The actual amount of our expenditures will vary depending upon a number of factors including but not limited to the design, timing and duration of future clinical trials, the progress of our research and development programs, the infrastructure to support a commercial enterprise, the cost of a commercial product launch and the level of financial resources available.

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

We are subject to risks and uncertainties as a result of the COVID-19 pandemic

Our business could be adversely affected by the effects of health pandemics or epidemics, including the recent COVID-19 outbreak, which was declared by the World Health Organization as a global pandemic, and is resulting in travel and other restrictions to reduce the spread of the disease, including a Massachusetts executive order and several other state and local orders across the country, which, among other things, direct individuals to shelter at their places of residence, direct businesses and governmental agencies to cease non-essential operations at physical locations, prohibit certain non-essential gatherings, and order cessation of non-essential travel. As a result of these recent developments, we have implemented work-from-home policies for our employees. The effects of the state executive order, local shelter-in-place orders, government-imposed quarantines and our work-from-home policies may negatively impact productivity, disrupt our business and delay our clinical programs and timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course. These and similar, and perhaps more severe, disruptions in our operations could negatively impact our business, operating results and financial condition.

In addition, our clinical trials may be affected by the COVID-19 pandemic. We may face difficulties retaining patients in the open-label extension period of the MIN-101C07 study of roluperidone and may have difficultly enrolling or retaining patients in future clinical trials if patients are affected by the COVID-19 virus or are unable to travel to the clinical trial sites or obtain study medication. Our clinical trials may further be delayed due to prioritization of hospital resources toward the COVID-19 pandemic, and some patients may not be able to comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services. Similarly, our ability to recruit and retain principal investigators and site staff who, as healthcare providers, may have heightened exposure to the COVID-19 virus, could be delayed or disrupted, which would adversely impact our clinical trial operations. As a result, we could experience delays in the completion of our trials, which could result in a material adverse impact on our clinical trial plans and timelines.

Furthermore, the COVID-19 pandemic has caused a broad negative impact globally on capital markets and economies worldwide, which could have a negative impact on us economically. While the potential economic impact brought by, and the duration of, the COVID-19 pandemic, may be difficult to assess or predict, it is currently resulting in significant disruption of global financial markets. This disruption, if sustained or recurrent, could have a material adverse effect on our operating results, our ability to raise capital needed to develop and commercialize products and our overall financial condition. In addition, a recession or market correction resulting from the spread of the coronavirus could materially affect the value of our common stock.

The extent of the impact of the COVID-19 pandemic on our business is uncertain and difficult to predict, as the pandemic continues to rapidly evolve. The ultimate impact of the COVID-19 pandemic or a similar health pandemic or epidemic is highly uncertain and subject to change. We do not yet know the extent of potential delays or impacts on our business, our clinical trials, healthcare systems or the global economy as a whole. These effects could have a material impact on our operations, and we will continue to monitor the COVID-19 pandemic closely.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

We did not sell any unregistered securities during the three months ended March 31, 2020.

Issuer Purchases of Equity Securities

We did not repurchase any securities during the three months ended March 31, 2020.

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

333-195169

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s registration statement on Form S-1/A filed with the SEC on November 4, 2019)	001-36517

31.1	Certification of Chief Executive Officer (Principal Executive Officer) pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer (Principal Financial Officer) pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1+	Certification of Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) pursuant to Section 906 of Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Date: May 4, 2020