Form 10-Q
period 2020-06-30
Minerva Neurosciences, Inc.
filed 2020-08-03
CIK 1598646

f

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

The number of shares of Registrant’s Common Stock, $0.0001 par value per share, outstanding as of July 29, 2020 was 41,204,869.

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

This Quarterly Report on Form 10-Q contains forward-looking statements. These forward-looking statements reflect our plans, estimates and beliefs. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “would” and similar expressions intended to identify forward-looking statements. Forward-looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Because of these risks and uncertainties, the forward-looking events and circumstances discussed in this report may not transpire. These risks and uncertainties include, but are not limited to, the risks included in this Quarterly Report on Form 10-Q under Part II, Item IA, “Risk Factors.”

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

PART I – Financial Information

Item 1 – Financial Statements

MINERVA NEUROSCIENCES, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
	2020	2019
Assets
Current assets
Cash and cash equivalents	$32,252,075	$21,412,623
Marketable securities	2,996,324	24,441,520
Restricted cash	100,000	100,000
Prepaid expenses and other current assets	542,746	1,182,483
Total current assets	35,891,145	47,136,626

Equipment, net	7,278	16,011
Other noncurrent assets	14,808	14,808
Operating lease right-of-use assets	184,020	261,952
In-process research and development	15,200,000	15,200,000
Goodwill	14,869,399	14,869,399
Total assets	$66,166,650	$77,498,796

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$3,138,559	$2,317,004
Accrued expenses and other current liabilities	4,079,649	4,139,163
Operating leases	184,777	172,901
Total current liabilities	7,402,985	6,629,068
Deferred taxes	1,803,356	1,803,356
Deferred revenue	—	41,175,600
Noncurrent operating leases	16,288	111,229
Total liabilities	9,222,629	49,719,253
Commitments and contingencies (Note 8)

Stockholders’ equity
Preferred stock; $0.0001 par value; 100,000,000 shares authorized; none issued or outstanding as of June 30, 2020 and December 31, 2019, respectively	—	—
Common stock; $0.0001 par value; 125,000,000 shares authorized; 40,644,839 and 39,084,121 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	4,065	3,908
Additional paid-in capital	326,297,963	314,511,853
Accumulated deficit	(269,358,007)	(286,736,218)
Total stockholders’ equity	56,944,021	27,779,543
Total liabilities and stockholders’ equity	$66,166,650	$77,498,796

See accompanying notes to condensed consolidated financial statements.

MINERVA NEUROSCIENCES, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues
Collaborative revenue	$41,175,600	$—	$41,175,600	$—
Total revenues	41,175,600	—	41,175,600	—
Expenses
Research and development	$5,766,984	$8,319,612	$13,849,494	$19,925,809
General and administrative	5,900,518	4,584,361	10,089,586	9,290,035
Total expenses	11,667,502	12,903,973	23,939,080	29,215,844
Gain (loss) from operations	29,508,098	(12,903,973)	17,236,520	(29,215,844)

Foreign exchange losses	(3,661)	(6,718)	(13,053)	(13,031)
Investment income	24,939	434,220	154,744	925,204
Net income (loss)	$29,529,376	$(12,476,471)	$17,378,211	$(28,303,671)

Net income (loss) per share, basic	$0.75	$(0.32)	$0.44	$(0.73)
Weighted average shares outstanding, basic	39,483,187	39,025,471	39,330,389	38,996,949
Net income (loss) per share, diluted	$0.73	$(0.32)	$0.43	$(0.73)
Weighted average shares outstanding, diluted	40,278,071	39,025,471	40,144,996	38,996,949

See accompanying notes to condensed consolidated financial statements.

MINERVA NEUROSCIENCES, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-In Capital	Deficit	Total
Balances at January 1, 2019	38,937,971	$3,894	$304,813,603	$(214,552,728)	$90,264,769
Exercise of stock options	87,500	9	524,991	—	525,000
Stock-based compensation	—	—	2,461,699	—	2,461,699
Net loss	—	—	—	(15,827,200)	(15,827,200)
Balances at March 31, 2019	39,025,471	3,903	307,800,293	(230,379,928)	77,424,268
Stock-based compensation	—	—	2,320,392	—	2,320,392
Net loss	—	—	—	(12,476,471)	(12,476,471)
Balances at June 30, 2019	39,025,471	$3,903	$310,120,685	$(242,856,399)	$67,268,189

Balances at January 1, 2020	39,084,121	$3,908	$314,511,853	$(286,736,218)	$27,779,543
Exercise of stock options	135,013	14	797,615	—	797,629
Stock-based compensation	—	—	2,198,187	—	2,198,187
Net loss	—	—	—	(12,151,165)	(12,151,165)
Balances at March 31, 2020	39,219,134	$3,922	$317,507,655	$(298,887,383)	$18,624,194
Issuance of common stock in a public offering	1,361,956	136	5,178,324	—	5,178,460
Costs related to issuance of common stock	—	—	(219,517)	—	(219,517)
Exercise of stock options	63,749	7	346,019	—	346,026
Stock-based compensation	—	—	3,485,482	—	3,485,482
Net income	—	—	—	29,529,376	29,529,376
Balances at June 30, 2020	$40,644,839	$4,065	$326,297,963	$(269,358,007)	$56,944,021

See accompanying notes to condensed consolidated financial statements.

MINERVA NEUROSCIENCES, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$17,378,211	$(28,303,671)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	8,733	8,734
Accretion of marketable securities premium	(83,098)	(501,227)
Amortization of right-of-use assets	77,932	70,143
Stock-based compensation expense	5,683,669	4,782,091
Changes in operating assets and liabilities
Prepaid expenses and other current assets	639,737	452,516
Accounts payable	821,555	1,142,122
Accrued expenses and other current liabilities	(59,514)	2,676,073
Operating lease liabilities, current	11,876	26,052
Deferred revenue	(41,175,600)	—
Operating lease liabilities, noncurrent	(94,941)	(83,065)
Net cash used in operating activities	(16,791,440)	(19,730,232)

Cash flows from investing activities:
Proceeds from the maturity and redemption of marketable securities	25,400,000	30,000,000
Purchase of marketable securities	(3,871,706)	(33,184,947)
Net cash provided (used in) by investing activities	21,528,294	(3,184,947)

Cash flows from financing activities:
Proceeds from sales of common stock in public offering	5,178,460	—
Fees paid in connection with public offering	(219,517)	—
Proceeds from exercise of stock options	1,143,655	525,000
Net cash provided by financing activities	6,102,598	525,000
Net increase (decrease) in cash, cash equivalents and restricted cash	10,839,452	(22,390,179)

Cash, cash equivalents and restricted cash
Beginning of period	21,512,623	50,334,871
End of period	$32,352,075	$27,944,692
Reconciliation of the Condensed Consolidated Statements of Cash Flows to the Condensed Consolidated Balance Sheets
Cash and cash equivalents	$32,252,075	$27,844,692
Restricted cash	100,000	100,000
Total cash, cash equivalents and restricted cash	$32,352,075	$27,944,692

See accompanying notes to condensed consolidated financial statements.

MINERVA NEUROSCIENCES, INC.

Notes to Condensed Consolidated Financial Statements

As of June 30, 2020 and for the Six Months Ended June 30, 2020 and 2019

(Unaudited)

NOTE 1 — NATURE OF OPERATIONS AND LIQUIDITY

Nature of Operations

Minerva Neurosciences, Inc. (“Minerva” or the “Company”) is a clinical-stage biopharmaceutical company focused on the development and commercialization of a portfolio of product candidates to treat patients suffering from central nervous system diseases. The Company’s lead product candidate is roluperidone (also known as MIN-101), a compound the Company is developing for the treatment of negative symptoms in patients with schizophrenia, and MIN-301, a compound the Company is developing for the treatment of Parkinson’s disease. In addition, the Company possesses a potential royalty stream from seltorexant (also known as MIN-202 or JNJ-42847922), a compound that is being developed by Janssen Pharmaceutica NV (“Janssen”) for the treatment of insomnia disorder and major depressive disorder (“MDD”).

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

Liquidity

The accompanying interim condensed consolidated financial statements have been prepared as though the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has limited capital resources and has incurred recurring operating losses and negative cash flows from operations in each year since inception. As of June 30, 2020, the Company has an accumulated deficit of approximately $269.4 million and net cash used in operating activities was approximately $16.8 million during the six months ended June 30, 2020. Management expects to continue to incur operating losses and negative cash flows from operations. The Company has financed its operations to date from proceeds from the sale of common stock, warrants, loans and convertible promissory notes.

As of June 30, 2020, the Company had cash, cash equivalents, restricted cash, and marketable securities of $35.3 million. The Company believes that its existing cash, cash equivalents, restricted cash and marketable securities will be sufficient to meet its cash commitments for at least the next 12 months after the date that the interim condensed consolidated financial statements are issued. As a result of the roluperidone Phase 3 study not achieving a statistically significant improvement on its primary and secondary endpoints, we have significantly decreased our operating plan spending levels. We plan to maintain the lower level of spending while we are completing additional detailed analyses of data from this trial, following which we plan to request a meeting with the U.S. FDA to consult about the potential next steps in the development of roluperidone. Therefore, the year-to-date cash used is not representative of the future cash commitments and spending for the next 12 months after the date that the interim condensed financial statements are issued. The process of drug development can be costly and the timing and outcomes of clinical trials is uncertain. The assumptions upon which the Company has based its estimates are routinely evaluated and may be subject to change. The actual amount of the Company’s expenditures will vary depending upon a number of factors including but not limited to the design, timing and duration of future clinical trials, the progress of the Company’s research and development programs, the infrastructure to support a commercial enterprise, the cost of a commercial product launch, and the level of financial resources available. The Company has the ability to adjust its operating plan spending levels based on the timing of future clinical trials, which will be predicated upon adequate funding to complete the trials. During June 2020, as described in Note 6, the Company issued and sold 1,361,956 shares of the Company's common stock under the Sales Agreement. The shares were sold at an average price of $3.802 per share for aggregate net proceeds to the Company of approximately $5.0 million, after deducting sales commissions and offering costs payable by the Company. During the period from July 1, 2020 through July 29, 2020, the Company issued and sold 678,434 shares of the Company's common stock under the Sales Agreement. The shares were sold at an average price of $3.6168 per share for aggregate net proceeds to the Company of approximately $2.4 million, after deducting sales commissions and offering costs payable by the Company.

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

Significant Risks and Uncertainties

The Company’s business could be adversely affected by the effects of the ongoing COVID-19 pandemic, which continues to have a negative impact on the local, regional, national and global scale. In response to the pandemic, a number of jurisdictions in which the Company or its service providers operate implemented shelter-in-place or similar type restrictions, which limited on-site activity to certain service providers. Additionally, the Company’s headquarters are located in Massachusetts, which implemented such restrictions. In response, the Company implemented work-from-home policies for its employees, which continue to be in effect. While certain jurisdictions, including Massachusetts have begun a phased re-opening of businesses and governmental agencies, there remain limitations on the physical operations of businesses and prohibitions on certain non-essential gatherings, and it is unclear if such phased re-openings will continue or be rolled back, and there is uncertainty about when, if, or how the Company’s workforce may return. The effects of the state executive order, local shelter-in-place orders, government-imposed quarantines and the Company’s work-from-home policies, including the uncertainty about their duration, may negatively impact productivity, disrupt our business and delay the clinical programs and timelines.

While the COVID-19 pandemic has not had a material adverse impact on the Company’s operations to date, this disruption, if sustained or recurrent, could have a material adverse effect on the Company’s operating results, its ability to raise capital needed to develop and commercialize products and the Company’s overall financial condition. In addition, a recession or market correction resulting from the spread of the coronavirus could materially affect the value of the Company’s common stock. The impact of the COVID-19 pandemic may also exacerbate other risks discussed in this Quarterly Report on Form 10-Q. Refer to Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q for a complete description of the material risks that the Company currently faces.

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim reporting and the requirements of the Securities and Exchange Commission (“SEC”) in accordance with Regulation S-X, Rule 8-03. Under those rules, certain notes and financial information that are normally required for annual financial statements can be condensed or omitted. In the opinion of the Company’s management, the accompanying financial statements contain all adjustments (consisting of items of a normal and recurring nature) necessary to present fairly the financial position as of June 30, 2020, the results of operations for the three and six months ended June 30, 2020 and 2019 and cash flows for the six months ended June 30, 2020 and 2019. The results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of the results to be expected for the full year. When preparing financial statements in conformity with GAAP, management must make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates. The consolidated balance sheet as of December 31, 2019 was derived from the audited annual financial statements. The accompanying unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2019 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 9, 2020.

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

Restricted cash

Cash accounts with any type of restriction are classified as restricted. The Company maintained restricted cash balances as collateral for corporate credit cards in the amount of $0.1 million at each of June 30, 2020 and December 31, 2019.

Marketable securities

Marketable securities consist of corporate and U.S. government debt securities maturing in two months or less. Based on the Company’s intentions regarding its marketable securities, all marketable securities are classified as held-to-maturity and are carried under the amortized cost approach. The Company’s investments in marketable securities are classified as Level 2 within the fair value hierarchy. As of June 30, 2020, remaining final maturities of marketable securities ranged from July 2020 to August 2020, with a weighted average remaining maturity of approximately one month. The following tables provide the amortized cost basis, aggregate fair value, unrealized gains/losses, and the net carrying value of investments in held-to-maturity securities as of June 30, 2020 and December 31, 2019:

	June 30, 2020
	Amortized	Aggregate	Unrealized	Unrealized	Net Carrying
	Cost	Fair Value	Gains	Losses	Value
Marketable securities:
Commercial paper	$2,996,324	$2,996,324	$—	$—	$2,996,324
Marketable securities total	$2,996,324	$2,996,324	$—	$—	$2,996,324

	December 31, 2019
	Amortized	Aggregate	Unrealized	Unrealized	Net Carrying
	Cost	Fair Value	Gains	Losses	Value
Marketable securities:
Corporate bonds/notes	$2,701,114	$2,700,678	$436	$—	$2,701,114
Commercial paper	19,245,921	19,245,921	—	—	19,245,921
U.S. government agency securities	2,494,485	2,495,675	—	(1,190)	2,494,485
Marketable securities total	$24,441,520	$24,442,274	$436	$(1,190)	$24,441,520

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

The amounts capitalized are being accounted for as indefinite-lived intangible assets, subject to impairment testing, until completion or abandonment of research and development efforts associated with the project. An IPR&D asset is considered abandoned when it ceases to be used (that is, research and development efforts associated with the asset have ceased, and there are no plans to sell or license the asset or derive defensive value from the asset). At that point, the asset is considered to be disposed of and is written off. Upon successful completion of each project, the Company will make a determination about the then remaining useful life of the intangible asset and begin amortization. The Company tests its indefinite-lived intangibles, IPR&D assets, for impairment annually on November 30 and more frequently if events or changes in circumstances indicate that it is more likely than not that the asset is impaired. When testing indefinite-lived intangibles for impairment, the Company may assess qualitative factors for its indefinite-lived intangibles to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the asset is impaired. Alternatively, the Company may bypass this qualitative assessment for some or all of its indefinite-lived intangibles and perform the quantitative impairment test that compares the fair value of the indefinite-lived intangible asset with the asset’s carrying amount. There was no impairment of IPR&D for the three and six months ended June 30, 2020 or 2019.

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

Income (loss) per share

Basic income (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding for the period. Diluted income (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the earnings of the entity. The treasury stock method is used to determine the dilutive effect of the Company’s stock options and warrants.

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

Long-lived assets

The Company reviews the recoverability of all long-lived assets, including the related useful lives, whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset might not be recoverable. If required, the Company compares the estimated undiscounted future net cash flows to the related asset’s carrying value to determine whether there has been an impairment. If an asset is considered impaired, the asset is written down to fair value, which is based either on discounted cash flows or appraised values in the period the impairment becomes known. The Company believes that all long-lived assets are recoverable, and no impairment was deemed necessary at June 30, 2020 and 2019.

Goodwill

The Company tests its goodwill for impairment annually, or whenever events or changes in circumstances indicate an impairment may have occurred, by comparing its reporting unit’s carrying value to its fair value. Impairment may result from, among other things, deterioration in the performance of the acquired business, adverse market conditions, adverse changes in applicable laws or regulations and a variety of other circumstances. If the Company determines that an impairment has occurred, it is required to record a write-down of the carrying value and charge the impairment as an operating expense in the period the determination is made. In evaluating the recoverability of the carrying value of goodwill, the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the acquired assets. Changes in strategy or market conditions could significantly impact those judgments in the future and require an adjustment to the recorded balances. The Company tests its goodwill for impairment as of November 30. There was no impairment of goodwill for the six months ended June 30, 2020 and 2019.

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

When the Company enters into an arrangement that meets the definition of a collaboration under ASC 808, Collaborative Arrangements, the Company recognizes revenue as research and development is performed and its respective share of the expenses are incurred. The Company assesses whether the arrangement contains multiple elements or deliverables, which may include (1) licenses to the Company's technology, (2) research and development activities performed for the collaboration partner, and (3) participation on Joint Steering Committees. Payments may include non-refundable, upfront payments, milestone payments upon achieving significant development events, and royalties on future sales. Each required deliverable is evaluated to determine whether it qualifies as a separate unit of accounting based on whether the deliverable has “stand-alone value” to the customer. The arrangement’s consideration is then allocated to each separate unit of accounting based on the relative selling price of each deliverable. The estimated selling price of each deliverable is determined using the following hierarchy of values: (i) vendor-specific objective evidence of fair value, (ii) third-party evidence of selling price, and (iii) best estimate of selling price. The best estimate of selling price reflects the Company’s best estimate of what the selling price would be if the deliverable was regularly sold by the Company on a stand-alone basis. The consideration allocated to each unit of accounting is then recognized as the related goods or services are delivered, limited to the consideration that is not contingent upon future deliverables. Supply or service transactions may involve the charge of a nonrefundable initial fee with subsequent periodic payments for future products or services. The up-front fees, even if nonrefundable, are recognized as revenue as the products and/or services are delivered and performed over the term of the arrangement. During the three and six months ended June 30, 2020, the Company recognized $41.2 million in collaborative revenue as a result of opting out of its agreement with Janssen (see Note 5).

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

NOTE 3 — ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following:

	June 30, 2020	December 31, 2019
Research and development costs and other accrued expenses	$2,089,634	$3,824,950
Accrued Severance	788,923	—
Accrued bonus	832,148	—
Professional fees	253,466	314,213
Vacation pay	115,478	—
	$4,079,649	$4,139,163

NOTE 4 — NET INCOME (LOSS) PER SHARE OF COMMON STOCK

Basic income (loss) per share is calculated by dividing the net income (loss) by the weighted average number of shares of common stock outstanding. Diluted income per share is computed by dividing the net income by the weighted average number of shares of common stock outstanding, plus potential outstanding common stock for the period. Potential outstanding common stock includes stock options and shares underlying RSUs, but only to the extent that their inclusion is dilutive. The following table sets forth the computation of basic and diluted loss per share for common stockholders:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income (loss)	$29,529,376	$(12,476,471)	$17,378,211	$(28,303,671)

Weighted average shares of common stock outstanding - basic	39,483,187	39,025,471	39,330,389	38,996,949
Dilutive effect	794,884	—	814,607	—
Weighted average shares of common stock outstanding - diluted	40,278,071	39,025,471	40,144,996	38,996,949

Net income (loss) per ordinary share:
Basic	$0.75	$(0.32)	$0.44	$(0.73)
Diluted	$0.73	$(0.32)	$0.43	$(0.73)

The following securities outstanding at June 30, 2020 and 2019 have been excluded from the calculation of weighted average shares outstanding as their effect on the calculation of loss per share is antidilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Common stock options	6,528,386	8,508,672	6,528,386	8,508,672
Restricted stock units	48,650	127,300	48,650	127,300
Common stock warrants	40,790	40,790	40,790	40,790

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

The Company has accounted for the Agreement as a joint risk-sharing collaboration in accordance with ASC 808, Collaborative Arrangements.

In June 2017, the Company entered into an amendment (“the Amendment”) to the Agreement, which became effective on August 29, 2017. Under the Amendment, Janssen waived its right to royalties on seltorexant insomnia sales in the Minerva Territory and made an upfront payment to the Company of $30 million and agreed to waive development payments from the Company until completion of the Phase 2b development milestone, referred to as “Decision Point 4”.

Top-line results have been reported from three Phase 2b trials and one Phase 1b trial with seltorexant.

On June 30, 2020, the Company exercised its right to opt out of the Agreement with Janssen pursuant to a Settlement Agreement with Janssen dated June 24, 2020 (the “Settlement Agreement”), which became effective upon exercise of the opt out, pursuant to which the Company and Janssen resolved certain disputes under the Agreement. Under the Settlement Agreement, the Company agreed not to assert that Decision Point 4 has not been reached, Janssen waived the requirement that opt-out occur after Decision Point 4 in order for the Company to receive a royalty on sales of seltorexant after opt-out, and the Company and Janssen agreed to waive any payments to the other with respect to development costs for seltorexant. As a result of the exercise of its right to opt out of the Agreement with Janssen, the Agreement is deemed to have been terminated effective as of October 2, 2019. The Company will now collect a royalty on worldwide sales of seltorexant in all indications in the mid-single digits, with no further financial obligations to Janssen.

As a result of opting out of the Agreement with Janssen, the Company recognized $41.2 million in collaborative revenue during the second quarter of 2020 which had previously been included on the balance sheet under deferred revenue. The $41.2 million in collaborative revenue represents the $30 million payment made by Janssen and $11.2 million in previously accrued collaborative expenses forgiven by Janssen upon the effective date of the Amendment. The Company does not have any future performance obligations under the agreement and will recognize any future royalty revenues in the periods of the sale of the related products.

NOTE 6 — STOCKHOLDERS’ EQUITY

At-the-Market Equity Offering Program

On August 10, 2018, the Company entered into an Open Market Sale Agreement (the “Sales Agreement”) with Jefferies, LLC, (“Jefferies”), pursuant to which the Company may offer and sell, from time to time, through Jefferies, up to $50.0 million in shares of the Company's common stock, by any method permitted by law deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended. During June 2020, the Company issued and sold 1,361,956 shares of the Company's common stock under the Sales Agreement. The shares were sold at an average price of $3.802 per share for aggregate net proceeds to the Company of approximately $5.0 million, after deducting sales commissions and offering costs payable by the Company.

Term Loan Warrants

In connection with the Company’s former Loan and Security Agreement with Oxford Finance LLC and Silicon Valley Bank (the “Lenders”), which provided for term loans to the Company in an aggregate principal amount of up to $15 million in two tranches on January 15, 2016, the Company issued the Lenders warrants to purchase 40,790 shares of common stock at a per share exercise price of $5.516. The warrants are immediately exercisable upon issuance, and other than in connection with certain mergers or acquisitions, will expire on the ten-year anniversary of the date of issuance. The fair value of the warrants was estimated at $0.2 million using a Black-Scholes model and assuming: (i) expected volatility of 100.8%, (ii) risk free interest rate of 1.83%, (iii) an expected life of 10 years and (iv) no dividend payments. The fair value of the warrants was included as a discount to the term loans drawn at such time and also as a component of additional paid-in capital and were amortized to interest expense over the term of the loan. Although the term loans were repaid in August 2018, all related warrants were outstanding and exercisable as of June 30, 2020.

NOTE 7 — STOCK AWARD PLAN AND STOCK-BASED COMPENSATION

In December 2013, the Company adopted the 2013 Equity Incentive Plan (as subsequently amended and restated, the “Plan”), which provides for the issuance of options, stock appreciation rights, stock awards and stock units. Pursuant to Nasdaq listing rules, the Company issued inducement awards in December 2017 to the Company’s President outside of the Plan in the form of an option to purchase 775,000 shares of the Company’s common stock and a RSU award to purchase 40,000 shares of the Company’s common stock. In June 2020, the Company increased the aggregate number of shares of common stock authorized for issuance under the Plan by 2,000,000 shares. Stock option activity for employees and non-employees for the six months ended June 30, 2020 is as follows:

	Shares Issuable Pursuant to Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Terms (years)	Total Intrinsic Value (in thousands)
Outstanding January 1, 2020	9,040,328	$6.98	7.3	$7,420

Granted	2,108,344	$6.86
Exercised	(198,762)	$5.75
Forfeited	(534,687)	$7.85
Expired	(105,356)	$9.63
Outstanding June 30, 2020	10,309,867	$6.90	7.3	$29
Exercisable June 30, 2020	6,259,560	$6.74	6.3	$—
Available for future grant	574,822

The weighted average grant-date fair value of stock options outstanding on June 30, 2020 was $4.36 per share. Total unrecognized compensation costs related to non-vested stock options at June 30, 2020 were approximately $13.6 million and are expected to be recognized within future operating results over a weighted-average period of 2.37 years. The total intrinsic value of the options exercised during the six months ended June 30, 2020, and 2019 was approximately $0.9 million and $0.2 million, respectively.

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

The Company uses the Black-Scholes model to estimate the fair value of stock options granted. For stock options granted during the six months ended June 30, 2020 and 2019, the Company utilized the following assumptions:

	Six Months Ended June 30,
	2020	2019
Expected term (years)	5.50-5.88	5.5
Risk free interest rate	0.37%-0.42%	1.91-1.96%
Volatility	68%-69%	74-77%
Dividend yield	0%	0%
Weighted average grant date fair value per share of common stock	$1.61	$3.26

RSU activity under the Plan for the six months ended June 30, 2020 is as follows:

		Weighted- Average
		Grant Date
	RSUs	Fair Value
Unvested January 1, 2020	68,650	$11.29
Granted	—	$—
Vested	(10,000)	$6.05
Forfeited	(10,000)	$6.05
Unvested June 30, 2020	48,650	$13.45

RSUs awarded to employees generally vest one-fourth per year over four years from the anniversary of the date of grant, provided the employee remains continuously employed with the Company. Shares of the Company’s stock are delivered to the employee upon vesting, subject to payment of applicable withholding taxes. The fair value of RSUs is equal to the closing price of the Company’s common stock on the date of grant. Total unrecognized compensation costs related to non-vested RSUs at June 30, 2020 was approximately $0.3 million and is expected to be recognized within future operating results over a period of 0.5 years. The total fair value of shares vested during the six months ended June 30, 2020 and 2019 was approximately $61 thousand and zero, respectively. The following table presents stock-based compensation expense included in the Company’s consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Research and development	$694,540	$653,718	$1,376,153	$1,353,981
General and administrative	2,790,942	1,666,674	4,307,516	3,428,110
Total	$3,485,482	$2,320,392	$5,683,669	$4,782,091

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

The following table contains a summary of the Sublease costs recognized under ASC 842 and other information pertaining to the Company’s operating Sublease for the six months ended June 30, 2020:

Six Months Ended June 30, 2020
Sublease cost
Operating Sublease cost	$89,635
Total Sublease cost	$89,635

Other information
Operating cash flows used for operating Sublease	$94,768
Weighted average remaining Sublease term	1.1 years
Weighted average discount rate	10%

Future minimum Sublease payments under the Company’s non-cancelable operating Sublease as of June 30, 2020 and December 31, 2019 are as follows:

Future Operating Sublease Payments	Six Months Ended June 30, 2020
2020 (excluding the six months ended June 30, 2020)	$97,235
2021	114,018
Thereafter	—
Total Sublease payments	$211,253
Less: imputed interest	(10,188)
Total operating Sublease liabilities at June 30, 2020	$201,065

Future Operating Sublease Payments	Year Ended December 31, 2019
2020	$192,004
2021	114,018
Thereafter	—
Total Sublease payments	$306,022
Less: imputed interest	(21,892)
Total operating Sublease liabilities at December 31, 2019	$284,130

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

NOTE 11 — SUBSEQUENT EVENTS

During the period from July 1, 2020 through July 29, 2020, the Company issued and sold 678,434 shares of the Company's common stock under the Sales Agreement. The shares were sold at an average price of $3.6168 per share for aggregate net proceeds to the Company of approximately $2.4 million, after deducting sales commissions and offering costs payable by the Company.

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

Our product portfolio and potential indications include: roluperidone (also known as MIN-101) for the treatment of negative symptoms in patients with schizophrenia, and MIN-301 for the treatment of Parkinson’s disease. We believe our product candidates have significant potential to improve the lives of a large number of affected patients and their families who are currently not well-served by available therapies.

In addition, the Company possesses a potential royalty stream from seltorexant (also known as MIN-202 or JNJ-42847922), a compound that is being developed by Janssen for the treatment of insomnia disorder and MDD.

On June 30, 2020, we exercised our right to opt out of the co-development and license agreement as amended with Janssen Pharmaceutica, N.V, or Janssen, as contemplated by that certain settlement agreement with Janssen dated June 24, 2020, which became effective upon exercise of the opt out. Under the settlement agreement, we resolved certain disputes with Janssen under the co-development and license agreement related to the development of seltorexant (also known as MIN-202 or JNJ-42847922), a drug intended for the treatment of insomnia disorder and adjunctive treatment of MDD. As a result of the exercise of our opt-out right, the co-development and license agreement was deemed to have been terminated effective as of October 2, 2019, and we are eligible to collect a royalty on worldwide sales of seltorexant, if any, in all indications in the mid-single digits, with no financial obligations to Janssen. As a result of the opt-out, during the second quarter of 2020 we recognized approximately $41.2 million in collaborative revenue, which we had previously included on our balance sheet under deferred revenue.

We have not received regulatory approvals to commercialize any of our product candidates, and we have not generated any revenue from the sales or license of our product candidates. We have incurred significant operating losses every year since inception. We expect to incur net losses and negative cash flow from operating activities for the foreseeable future in connection with the clinical development and the potential regulatory approval, infrastructure development and commercialization of our product candidates.

Clinical Updates

Roluperidone (MIN-101)

Phase 3 Clinical Trial

On May 29, 2020, we announced that the Phase 3 trial of roluperidone to treat negative symptoms in schizophrenia did not meet its primary (reduction in PANSS Marder Negative Symptoms Factor Score, or NSFS) and key secondary (improvement in the Personal and Social Performance Scale Total Score, or PSP) endpoints.

In total, 515 patients were enrolled into the trial, and 513 patients received treatment and were included in the safety and Intent-To-Treat population. The trial was conducted in the United States, Europe and Israel. There were 172 patients who received placebo, 172 patients who received roluperidone 32 mg, and 171 patients who received roluperidone 64 mg. Demographic and baseline disease characteristics were comparable across all treatment arms.

The results for both roluperidone doses versus placebo across both the primary and the key secondary endpoints to Week 12 were corrected for multiplicity using the truncated Hochberg procedure.

The primary objective of the trial was to evaluate the change from baseline to Week 12 of NSFS with 32 mg and 64 mg doses of roluperidone compared to placebo in patients diagnosed with schizophrenia presenting with moderate to severe negative symptoms. Neither the 32 mg nor 64 mg dose of roluperidone showed a statistically significant separation from placebo at Week 12 (32 mg: p ≤0.256, effect size [ES]=0.1; 64 mg: p ≤0.064, ES=0.2).

Furthermore, neither dose showed a statistically significant separation from placebo on the key secondary endpoint, the change from baseline at Week 12 in PSP (32 mg: p ≤0.542, ES=0.1; 64 mg: nominal p ≤0.021, ES=0.3).

Although limited inferences can be drawn from this data, unadjusted statistically significant separations from placebo were observed in NSFS at Week 4 for both doses (32 mg: nominal p ≤0.036, ES=0.2; 64 mg: nominal p ≤0.007, ES=0.3), and at Week 8 for the 64 mg dose (nominal p ≤0.027, ES=0.3), and the 64 mg dose was statistically significantly different from placebo as measured by change in PSP at all other assessment timepoints (Week 4, nominal p ≤0.005, ES=0.3; Week 8: nominal p ≤0.018, ES=0.3).

Overall, subgroup analyses by region (United States and rest of the world) and by age groups were similar.

Roluperidone was generally well tolerated, and the incidences of patients who reported treatment‑emergent adverse events over the duration of 12 weeks of treatment were 37% for the 64 mg group, 42% for the 32 mg group, and 33% for placebo. Only 42 patients discontinued from the study due to adverse events, 16 (9%) in 64 mg arm, 18 (10%) in 32 mg arm, and 8 (5%) in placebo arm. Two treatment-unrelated deaths were reported in the 32 mg treatment arm.

Patients admitted into the trial had a documented diagnosis of schizophrenia for at least one year and been symptomatically stable for at least six months with moderate to severe negative symptoms (>20 on the PANSS negative symptom subscore) and stable positive symptoms. Patients without moderate to severe symptoms of excitement/hyperactivity, suspiciousness/persecution, hostility, uncooperativeness, or poor impulse control were recruited. We believe these eligibility criteria represent the real-world patient population who may benefit when the drug is used in clinical practice. In addition, patients treated with psychotropic agents needed to undergo a wash-out period of a few days before receiving study drug. These parameters were applied in screening the population enrolled in the Phase 2b trial.

We believe the results obtained in the Phase 3 study expand upon the outcome of the Phase 2b study that showed improvements in the primary endpoint and in multiple secondary endpoints. We believe the Phase 3 study’s inability to achieve statistically significant (adjusted for multiplicity) improvement at Week 12 on its primary and secondary endpoints may be primarily due to a larger than expected placebo effect. Results obtained with the 64 mg dose included an early onset of effect and functional improvement as measured by PSP and suggest that roluperidone merits continued investigation for the treatment of negative symptoms in patients with schizophrenia. We are completing additional detailed analyses of data from this trial, following which we plan to request a meeting with the U.S. FDA to consult about the potential next steps in the development of roluperidone.

Seltorexant (MIN-202)

Opt-out of Phase 3 development

On June 30, 2020, we exercised our right to opt out of our agreement with Janssen for the future Phase 3 development and commercialization of seltorexant (MIN-202). As a result, we are now eligible to collect a royalty on worldwide sales of seltorexant in all indications in the mid-single digits, with no financial obligations to Janssen.

We believe that this will enable us to retain a meaningful financial interest in the future revenue stream of a compound that may have significant commercial potential, while eliminating the financial obligations related to a substantial Phase 3 clinical program encompassing MDD and insomnia. Furthermore, this decision, coupled with a reduction in headcount supporting commercialization preparations, will help align our financial and human resources with our focus on establishing a path to approval for our lead compound, roluperidone, which is in Phase 3 development.

Our opt-out also eliminates our obligation to pay previous invoices from Janssen relating to our 40% share of Phase 3 development costs in all indications. Upon opt-out, we recognized in full approximately $41.2 million of deferred revenue as collaborative revenue as we do not have any future performance obligations under the agreement.

Janssen has proposed a Phase 3 development program for seltorexant with a target indication of “adjunctive treatment of MDD (aMDD) in patients with insomnia symptoms” and clinical trials to support that target indication. Because the Phase 3 development program for seltorexant is in its preliminary stage, the potential effect of the COVID-19 pandemic on this program is uncertain and difficult to predict.

Financial Overview

Revenue. None of our product candidates have been approved for commercialization and we have not recognized any revenue in connection with the sale or license of our product candidates.

Collaborative Revenue. As a result of opting out of our co-development and license agreement with Janssen, we recognized the deferred revenue on our balance sheet as we do not have any future performance obligations under the agreement.

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

Foreign Exchange (Losses) Gains. Foreign exchange (losses) gains are comprised primarily of losses and gains of foreign currency transactions related to clinical trial expenses denominated in Euros. Because our current clinical trials are conducted in Europe, we incur certain expenses in Euros and record these expenses in U.S. Dollars at the time the liability is incurred. Changes in the applicable foreign currency rate between the date an expense is recorded and the payment date is recorded as a foreign currency loss or gain. We expect to continue to incur future expenses denominated in Euros as certain of our planned clinical trials are expected to be conducted in Europe.

Investment Income. Investment income consists of income earned on our cash equivalents and marketable securities.

Results of Operations

Comparison of Three Months Ended June 30, 2020 versus June 30, 2019

Collaborative Revenue

Collaborative Revenue was $41.2 million for the three months ended June 30, 2020 compared to zero for the same period in 2019, an increase of $41.2 million. The increase in collaborative revenue was the result of opting out of our co-development and license agreement with Janssen and we recognized the revenue as we do not have any future performance obligations under the agreement.

Research and Development Expenses

Total research and development expenses were $5.8 million for the three months ended June 30, 2020 compared to $8.3 million for the same period in 2019, a decrease of approximately $2.5 million. The decrease in research and development expenses primarily reflects lower development expenses for the Phase 3 clinical trial of roluperidone and the completion of the Phase 2b clinical trial of MIN-117 in December 2019. We expect research and development expenses to decrease during 2020 as compared to 2019 since we completed the MIN-117 clinical trial as well as the 12-week, double-blind portion of the Phase 3 clinical trial of roluperidone.

General and Administrative Expenses

Total general and administrative expenses were $5.9 million for the three months ended June 30, 2020 compared to $4.6 million for the same period in 2019, an increase of approximately $1.3 million. The increase in general and administrative expenses was primarily due to an increase in non-cash stock-based compensation expenses and severance benefits.

Foreign Exchange Losses

Foreign exchange losses were $4 thousand for the three months ended June 30, 2020 compared to a loss of $7 thousand for the same period in 2019, a decreased loss of $3 thousand. The loss was primarily due to clinical activities denominated in Euros.

Investment Income

Investment income was $25 thousand for the three months ended June 30, 2020 compared to $434 thousand for the same period in 2019, a decrease of $409 thousand. The decrease was due to investment income on lower balances of cash equivalents and marketable securities.

Comparison of Six Months Ended June 30, 2020 versus June 30, 2019

Collaborative Revenue

Collaborative Revenue was $41.2 million for the six months ended June 30, 2020 compared to zero for the same period in 2019, an increase of $41.2 million. The increase in collaborative revenue was the result of opting out of our co-development and license agreement with Janssen and we recognized the revenue as we do not have any future performance obligations under the agreement.

Research and Development Expenses

Total research and development expenses were $13.8 million for the six months ended June 30, 2020 compared to $19.9 million for the same period in 2019, a decrease of approximately $6.1 million. The decrease in research and development expenses primarily reflects lower development expenses for the Phase 3 clinical trial of roluperidone and the completion of the Phase 2b clinical trial of MIN-117 in December 2019. We expect research and development expenses to decrease during 2020 as compared to 2019 since we completed the MIN-117 clinical trial as well as the 12-week, double-blind portion of the Phase 3 clinical trial of roluperidone.

General and Administrative Expenses

Total general and administrative expenses were $10.1 million for the six months ended June 30, 2020 compared to $9.3 million for the same period in 2019, an increase of approximately $0.8 million. The increase in general and administrative expenses was primarily due to an increase in non-cash stock-based compensation expenses and severance benefits.

Foreign Exchange Losses

Foreign exchange losses were $13 thousand for the six months ended June 30, 2020 and 2019.

Investment Income

Investment income was $0.2 million for the six months ended June 30, 2020 compared to $0.9 million for the same period in 2019, a decrease of $0.7 million. The decrease was due to investment income on lower balances of cash equivalents and marketable securities.

Liquidity and Capital Resources

Sources of Liquidity

As of June 30, 2020, we had an accumulated deficit of approximately $269.4 million. We anticipate that we will continue to incur net losses for the foreseeable future as we continue the development and potential commercialization of our product candidates and to support our operations as a public company. At June 30, 2020, we had approximately $35.3 million in cash, cash equivalents, restricted cash, and marketable securities. We believe that our existing cash, cash equivalents, restricted cash and marketable securities will be sufficient to meet our cash commitments for at least the next 12 months after the date that the interim condensed financial statements are issued. As a result of the roluperidone Phase 3 study not achieving a statistically significant improvement on its primary and secondary endpoints, we have significantly decreased our operating plan spending levels. We plan to maintain the lower level of spending while we are completing additional detailed analyses of data from this trial, following which we plan to request a meeting with the U.S. FDA to consult about the potential next steps in the development of roluperidone. Therefore, the year-to-date cash used is not representative of the future cash commitments and spending for the next 12 months after the date that the interim condensed financial statements are issued. The process of drug development can be costly and the timing and outcomes of clinical trials is uncertain. The assumptions upon which we have based our estimates are routinely evaluated and may be subject to change. The actual amount of our expenditures will vary depending upon a number of factors including but not limited to the design, timing and duration of future clinical trials, the progress of our research and development programs, the infrastructure to support a commercial enterprise, the cost of a commercial product launch and the level of financial resources available. We have the ability to adjust our operating plan spending levels based on the timing of future clinical trials which will be predicated upon adequate funding to complete the trials.

Sources of Funds

At-the-Market Equity Offering Program

On August 10, 2018, we entered into an Open Market Sale Agreement (the “Sales Agreement”) with Jefferies, LLC, (“Jefferies”), pursuant to which we may offer and sell, from time to time, through Jefferies, up to $50.0 million in shares of our common stock, by any method permitted by law deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended. During June 2020, we issued and sold 1,361,956 shares of our common stock under the Sales Agreement. The shares were sold at an average price of $3.802 per share for aggregate net proceeds to us of approximately $5.0 million, after deducting sales commissions and offering costs payable by us.

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

On June 30, 2020, the Company exercised its right to opt out of the Agreement with Janssen pursuant to a Settlement Agreement with Janssen dated June 24, 2020 (the “Settlement Agreement”), which became effective upon exercise of the opt out, pursuant to which the Company and Janssen resolved certain disputes under Agreement. Under the Settlement Agreement, the Company agreed not to assert that Decision Point 4 has not been reached, Janssen waived the requirement that opt-out occur after Decision Point 4 in order for the Company to receive a royalty on sales of seltorexant after opt-out, and the Company and Janssen agreed to waive any payments to the other with respect to development costs for seltorexant. As a result of the exercise of its right to opt out of the Agreement with Janssen, the Agreement is deemed to have been terminated effective as of October 2, 2019. The Company will now collect a royalty on worldwide sales of seltorexant in all indications in the mid-single digits, with no financial obligations to Janssen.

Uses of Funds

To date, we have not generated any revenue from sales of products and have only generated collaborative revenue due to opting out of our license and co-development agreement with Janssen. We do not know when, or if, we will generate any revenue from sales of our products or when, or if, we will receive any royalty payments from Janssen on future sales of seltorexant. We do not expect to generate significant revenue from product sales unless and until we obtain regulatory approval of and commercialize any of our product candidates. At the same time, we expect our expenses to increase in connection with our ongoing development activities, particularly as we continue the research, development and clinical trials of, and seek regulatory approval for, our product candidates. We also expect to continue to incur costs associated with operating as a public company. In addition, subject to obtaining regulatory approval of any of our product candidates, we expect to incur significant commercialization expenses for product sales, marketing, manufacturing and distribution.

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

Cash Flows

The tables below set forth our significant sources and uses of cash for the periods.

	Six Months Ended June 30,
	2020	2019
	(dollars in millions)
Net cash provided by (used in):
Operating activities	$(16.8)	$(19.7)
Investing activities	21.5	(3.2)
Financing activities	6.1	0.5
Net increase (decrease) in cash	$10.8	$(22.4)

Net Cash Used in Operating Activities

Net cash used in operating activities of approximately $16.8 million during the six months ended June 30, 2020 was primarily due to our net income of $17.4 million, stock-based compensation expense of $5.7 million, a $0.9 increase in accounts payable, and a decrease in prepaid expense of $0.6 million, partially offset by a decrease in deferred revenue of $41.2 million, a $0.1 million decrease in accrued expenses, and amortization of investments of $0.1 million.

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

Net Cash Provided by (Used in) Investing Activities

Net cash provided by investing activities of approximately $21.5 million during the six months ended June 30, 2020 was primarily due to the maturity and redemption of marketable securities of $25.4 million, partially offset by the purchase of marketable securities of $3.9 million.

Net cash used in investing activities of approximately $3.2 million during the six months ended June 30, 2019 was primarily due to the purchase of marketable securities of $33.2 million, partially offset by the maturity and redemption of marketable securities of $30.0 million.

Net Cash Provided by Financing Activities

Net cash provided by financing activities of $6.1 million during the six months ended June 30, 2020 was due to the gross proceeds from the June 2020 at the market stock offering of $5.2 million less costs of $0.2 million, and proceeds from the exercise of common stock options of $1.1 million.

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

Critical Accounting Policies and Estimates

In our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, our most critical accounting policies and estimates upon which our financial status depends were identified as those relating to stock-based compensation; research and development costs; in-process research and development; goodwill; income taxes; net operating losses and tax credit carryforwards; and impairment of long-lived assets. We reviewed our policies and determined that those policies remain our most critical accounting policies for the six months ended June 30, 2020.

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

Our management, with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2020. Based on the evaluation of our disclosure controls and procedures as of June 30, 2020, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

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

We are a clinical development-stage biopharmaceutical company. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval or become commercially viable. As an early stage company, we have limited experience and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly the biopharmaceutical area. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. Our recent collaborative revenue was due to the recognition of deferred revenue as a result of opting out of an agreement, and is not a recurring source of revenue.

As of June 30, 2020, we had an accumulated deficit of $269.4 million.

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

Our operations have consumed substantial amounts of cash since inception. As of June 30, 2020, we had cash, cash equivalents, restricted cash, and marketable securities of $35.3 million. We believe that our existing cash, cash equivalents, restricted cash and marketable securities will be sufficient to meet our cash commitments for at least the next 12 months after the date that our interim condensed financial statements are issued. The process of drug development can be costly and the timing and outcomes of clinical trials is uncertain. The assumptions upon which we have based our estimates are routinely evaluated and may be subject to change. The actual amount of our expenditures will vary depending upon a number of factors including but not limited to the design, timing and duration of future clinical trials, the progress of our research and development programs, the infrastructure to support a commercial enterprise, the cost of a commercial product launch and the level of financial resources available.

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

We are subject to risks and uncertainties as a result of the ongoing COVID-19 pandemic, and could be subject to risks from further health pandemics or epidemics, as well as uncertainty regarding returning to work and phased re-openings.

Our business could be adversely affected by the effects of health pandemics or epidemics, including the ongoing COVID-19 pandemic, which continues to have a negative impact on the local, regional, national and global scale. In response to the pandemic, a number of jurisdictions in which we or our service providers operate implemented shelter-in-place or similar type restrictions, which limited on-site activity to certain service providers. Additionally, our headquarters are located in Massachusetts, which implemented such restrictions. In response, we implemented work-from-home policies for our employees, which continue to be in effect. While certain jurisdictions, including Massachusetts have begun a phased re-opening of businesses and governmental agencies, there remain limitations on the physical operations of businesses and prohibitions on certain non-essential gatherings, and it is unclear if such phased re-openings will continue or be rolled back, and there is uncertainty about when, if, or how our workforce may return. The effects of the state executive order, local shelter-in-place orders, government-imposed quarantines and our work-from-home policies, including the uncertainty about their duration, may negatively impact productivity, disrupt our business and delay our clinical programs and timelines. The magnitude of these negative effects will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course, and our ability to respond with minimal disruptions to the evolving restrictions, reopenings, and any future curtailment. These and similar, and perhaps more severe, disruptions in our operations in response to the ongoing COVID-19 pandemic and any future health pandemics or epidemics could negatively impact our business, operating results and financial condition.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

We did not sell any unregistered securities during the six months ended June 30, 2020.

Issuer Purchases of Equity Securities

We did not repurchase any securities during the six months ended June 30, 2020.

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

10.1

Open Market Sale Agreement, dated as of August 10, 2018, by and between Minerva Neurosciences, Inc. and Jefferies LLC (incorporated by reference to Exhibit 1.2 to the Registrant’s registration statement on Form S-3 filed with the SEC on August 10, 2018)

10.2	Settlement Agreement, dated as of June 24, 2020, by and between Minerva Neurosciences, Inc. and Janssen Pharmaceutica, N.V.

10.3†	Amended and Restated 2013 Equity Incentive Plan

31.1	Certification of Chief Executive Officer (Principal Executive Officer) pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer (Principal Financial Officer) pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1+	Certification of Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) pursuant to Section 906 of Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from Minerva Neuroscience’s Quarterly Report on Form 10-Q for the three months ended June 30, 2020 is formatted in Inline XBRL and it is contained in Exhibit 101

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

†	Indicates management contract or compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MINERVA NEUROSCIENCES, INC.

By:
/s/ Geoffrey Race
Geoffrey Race
Chief Financial Officer (Principal Financial Officer) (On behalf of the Registrant)

Date: August 3, 2020