Form 10-Q
period 2020-09-30
Minerva Neurosciences, Inc.
filed 2020-11-02
CIK 1598646

f

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

The number of shares of Registrant’s Common Stock, $0.0001 par value per share, outstanding as of October 28, 2020 was 42,674,491.

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

This Quarterly Report on Form 10-Q contains forward-looking statements. These forward-looking statements reflect our plans, estimates and beliefs. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “would” and similar expressions intended to identify forward-looking statements. Forward-looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Because of these risks and uncertainties, the forward-looking events and circumstances discussed in this report may not transpire. These risks and uncertainties include, but are not limited to, the risks included in this Quarterly Report on Form 10-Q under Part II, Item IA, “Risk Factors” and in our Annual Report on Form 10-K for the year ended December 31, 2019 under Part I, Item IA, “Risk Factors.”

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

PART I – Financial Information

Item 1 – Financial Statements

MINERVA NEUROSCIENCES, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
	2020	2019
Assets
Current assets
Cash and cash equivalents	$32,515,833	$21,412,623
Marketable securities	—	24,441,520
Restricted cash	100,000	100,000
Prepaid expenses and other current assets	2,374,294	1,182,483
Total current assets	34,990,127	47,136,626

Equipment, net	2,911	16,011
Other noncurrent assets	14,808	14,808
Operating lease right-of-use assets	143,465	261,952
In-process research and development	15,200,000	15,200,000
Goodwill	14,869,399	14,869,399
Total assets	$65,220,710	$77,498,796

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$701,585	$2,317,004
Accrued expenses and other current liabilities	4,535,910	4,139,163
Operating leases	156,956	172,901
Total current liabilities	5,394,451	6,629,068
Deferred taxes	1,803,356	1,803,356
Deferred revenue	—	41,175,600
Noncurrent operating leases	—	111,229
Total liabilities	7,197,807	49,719,253
Commitments and contingencies (Note 8)

Stockholders’ equity
Preferred stock; $0.0001 par value; 100,000,000 shares authorized; none issued or outstanding as of September 30, 2020 and December 31, 2019, respectively	—	—
Common stock; $0.0001 par value; 125,000,000 shares authorized; 42,674,491 and 39,084,121 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	4,267	3,908
Additional paid-in capital	335,489,256	314,511,853
Accumulated deficit	(277,470,620)	(286,736,218)
Total stockholders’ equity	58,022,903	27,779,543
Total liabilities and stockholders’ equity	$65,220,710	$77,498,796

See accompanying notes to condensed consolidated financial statements.

MINERVA NEUROSCIENCES, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues
Collaborative revenue	$—	$—	$41,175,600	$—
Total revenues	—	—	41,175,600	—
Expenses
Research and development	$4,638,614	$9,674,310	$18,488,108	$29,600,119
General and administrative	3,451,667	4,607,462	13,541,253	13,897,497
Total expenses	8,090,281	14,281,772	32,029,361	43,497,616
(Loss) gain from operations	(8,090,281)	(14,281,772)	9,146,239	(43,497,616)

Foreign exchange losses	(27,496)	(4,766)	(40,549)	(17,797)
Investment income	5,164	324,535	159,908	1,249,739
Net (loss) income	$(8,112,613)	$(13,962,003)	$9,265,598	$(42,265,674)

Net (loss) income per share, basic	$(0.19)	$(0.36)	$0.23	$(1.08)
Weighted average shares outstanding, basic	41,917,923	39,025,471	40,199,196	39,006,561
Net (loss) income per share, diluted	$(0.19)	$(0.36)	$0.23	$(1.08)
Weighted average shares outstanding, diluted	41,917,923	39,025,471	40,477,801	39,006,561

See accompanying notes to condensed consolidated financial statements.

MINERVA NEUROSCIENCES, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-In Capital	Deficit	Total
Balances at January 1, 2019	38,937,971	$3,894	$304,813,603	$(214,552,728)	$90,264,769
Exercise of stock options	87,500	9	524,991	—	525,000
Stock-based compensation	—	—	2,461,699	—	2,461,699
Net loss	—	—	—	(15,827,200)	(15,827,200)
Balances at March 31, 2019	39,025,471	3,903	307,800,293	(230,379,928)	77,424,268
Stock-based compensation	—	—	2,320,392	—	2,320,392
Net loss	—	—	—	(12,476,471)	(12,476,471)
Balances at June 30, 2019	39,025,471	3,903	310,120,685	(242,856,399)	67,268,189
Stock-based compensation	—	—	2,221,189	—	2,221,189
Net loss	—	—	—	(13,962,003)	(13,962,003)
Balances at September 30, 2019	39,025,471	$3,903	$312,341,874	$(256,818,402)	$55,527,375

Balances at January 1, 2020	39,084,121	$3,908	$314,511,853	$(286,736,218)	$27,779,543
Exercise of stock options	135,013	14	797,615	—	797,629
Stock-based compensation	—	—	2,198,187	—	2,198,187
Net loss	—	—	—	(12,151,165)	(12,151,165)
Balances at March 31, 2020	39,219,134	$3,922	$317,507,655	$(298,887,383)	$18,624,194
Issuance of common stock in a public offering	1,361,956	136	5,178,324	—	5,178,460
Costs related to issuance of common stock	—	—	(219,517)	—	(219,517)
Exercise of stock options	63,749	7	346,019	—	346,026
Stock-based compensation	—	—	3,485,482	—	3,485,482
Net income	—	—	—	29,529,376	29,529,376
Balances at June 30, 2020	40,644,839	$4,065	$326,297,963	$(269,358,007)	$56,944,021
Issuance of common stock in a public offering	2,019,652	201	7,371,408	—	7,371,609
Costs related to issuance of common stock	—	—	(236,149)	—	(236,149)
Vesting of restricted stock units	10,000	1	(1)
Stock-based compensation	—	—	2,056,035	—	2,056,035
Net income	—	—	—	(8,112,613)	(8,112,613)
Balances at September 30, 2020	42,674,491	$4,267	$335,489,256	$(277,470,620)	$58,022,903

See accompanying notes to condensed consolidated financial statements.

MINERVA NEUROSCIENCES, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$9,265,598	$(42,265,674)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	13,100	13,100
Accretion of marketable securities premium	(86,774)	(661,830)
Amortization of right-of-use assets	118,487	106,600
Stock-based compensation expense	7,739,704	7,003,280
Changes in operating assets and liabilities
Prepaid expenses and other current assets	(1,191,811)	529,112
Accounts payable	(1,615,419)	3,530,784
Accrued expenses and other current liabilities	396,747	2,588,818
Operating lease liabilities, current	(15,945)	31,631
Deferred revenue	(41,175,600)	—
Operating lease liabilities, noncurrent	(111,229)	(127,175)
Net cash used in operating activities	(26,663,142)	(29,251,354)

Cash flows from investing activities:
Proceeds from the maturity and redemption of marketable securities	28,400,000	65,845,000
Purchase of marketable securities	(3,871,706)	(49,447,545)
Net cash provided by investing activities	24,528,294	16,397,455

Cash flows from financing activities:
Proceeds from sales of common stock in public offering	12,550,069	—
Fees paid in connection with public offering	(455,666)	—
Proceeds from exercise of stock options	1,143,655	525,000
Net cash provided by financing activities	13,238,058	525,000
Net increase (decrease) in cash, cash equivalents and restricted cash	11,103,210	(12,328,899)

Cash, cash equivalents and restricted cash
Beginning of period	21,512,623	50,334,871
End of period	$32,615,833	$38,005,972
Reconciliation of the Condensed Consolidated Statements of Cash Flows to the Condensed Consolidated Balance Sheets
Cash and cash equivalents	$32,515,833	$37,905,972
Restricted cash	100,000	100,000
Total cash, cash equivalents and restricted cash	$32,615,833	$38,005,972

See accompanying notes to condensed consolidated financial statements.

MINERVA NEUROSCIENCES, INC.

Notes to Condensed Consolidated Financial Statements

As of September 30, 2020 and for the Nine Months Ended September 30, 2020 and 2019

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

Liquidity

The accompanying interim condensed consolidated financial statements have been prepared as though the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has limited capital resources and has incurred recurring operating losses and negative cash flows from operations in each year since inception. As of September 30, 2020, the Company has an accumulated deficit of approximately $277.5 million and net cash used in operating activities was approximately $26.7 million during the nine months ended September 30, 2020. Management expects to continue to incur operating losses and negative cash flows from operations. The Company has financed its operations to date from proceeds from the sale of common stock, warrants, loans and convertible promissory notes.

As of September 30, 2020, the Company had cash, cash equivalents, and restricted cash of $32.6 million. The Company believes that its existing cash, cash equivalents, and restricted cash will be sufficient to meet its cash commitments for at least the next 12 months after the date that the interim condensed consolidated financial statements are issued. As a result of the roluperidone Phase 3 study not achieving a statistically significant improvement on its primary and secondary endpoints, we have significantly decreased our operating plan spending levels. We plan to maintain the lower level of spending while we are preparing for our Type C meeting with the U.S. Food and Drug Administration (“FDA”) in mid-November 2020 to discuss the potential next steps in the development and regulatory approval of roluperidone. Therefore, the year-to-date cash used is not representative of the future cash commitments and spending for the next 12 months after the date that the interim condensed financial statements are issued. The process of drug development can be costly and the timing and outcomes of clinical trials is uncertain. The assumptions upon which the Company has based its estimates are routinely evaluated and may be subject to change. The actual amount of the Company’s expenditures will vary depending upon a number of factors including but not limited to the design, timing and duration of future clinical trials, the progress of the Company’s research and development programs, the infrastructure to support a commercial enterprise, the cost of a commercial product launch, and the level of financial resources available. The Company has the ability to adjust its operating plan spending levels based on the timing of future clinical trials, which will be predicated upon adequate funding to complete the trials. During the nine months ended September 30, 2020, the Company issued and sold 3,381,608 shares of the Company's common stock under the Open Market Sale Agreement (the “Sales Agreement”) with Jefferies, LLC (“Jefferies”). The shares were sold at an average price of $3.7113 per share for aggregate net proceeds to the Company of approximately $12.1 million, after deducting sales commissions and offering costs payable by the Company.

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

Significant Risks and Uncertainties

The Company’s business could be adversely affected by the effects of the ongoing COVID-19 pandemic, which continues to have a negative impact on the local, regional, national and global scale. In response to the pandemic, a number of jurisdictions in which the Company or its service providers operate implemented shelter-in-place or similar type restrictions, which limited on-site activity to certain service providers. Additionally, the Company’s headquarters are located in Massachusetts, which implemented such restrictions. In response, the Company implemented work-from-home policies for its employees, which continue to be in effect. While certain jurisdictions, including Massachusetts, have begun a phased re-opening of businesses and governmental agencies, there remain limitations on the physical operations of businesses and prohibitions on certain non-essential gatherings, and it is unclear if such phased re-openings will continue or be rolled back, and there is uncertainty about when, if, or how the Company’s workforce may return. The effects of the state executive order, local shelter-in-place orders, government-imposed quarantines and the Company’s work-from-home policies, including the uncertainty about their duration, may negatively impact productivity, disrupt our business and delay the clinical programs and timelines.

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

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim reporting and the requirements of the Securities and Exchange Commission (“SEC”) in accordance with Regulation S-X, Rule 8-03. Under those rules, certain notes and financial information that are normally required for annual financial statements can be condensed or omitted. In the opinion of the Company’s management, the accompanying financial statements contain all adjustments (consisting of items of a normal and recurring nature) necessary to present fairly the financial position as of September 30, 2020, the results of operations for the three and nine months ended September 30, 2020 and 2019 and cash flows for the nine months ended September 30, 2020 and 2019. The results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the results to be expected for the full year. When preparing financial statements in conformity with GAAP, management must make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates. The consolidated balance sheet as of December 31, 2019 was derived from the audited annual financial statements. The accompanying unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2019 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 9, 2020.

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

Restricted cash

Cash accounts with any type of restriction are classified as restricted. The Company maintained restricted cash balances as collateral for corporate credit cards in the amount of $0.1 million at each of September 30, 2020 and December 31, 2019.

Marketable securities

Marketable securities consisted of corporate and U.S. government debt securities. Based on the Company’s intentions regarding its marketable securities, all marketable securities were classified as held-to-maturity and were carried under the amortized cost approach. The Company’s investments in marketable securities were classified as Level 2 within the fair value hierarchy. As of September 30, 2020, all marketable securities have matured or been redeemed. The following table provides the amortized cost basis, aggregate fair value, unrealized gains/losses, and the net carrying value of investments in held-to-maturity securities as of December 31, 2019:

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

The amounts capitalized are being accounted for as indefinite-lived intangible assets, subject to impairment testing, until completion or abandonment of research and development efforts associated with the project. An IPR&D asset is considered abandoned when it ceases to be used (that is, research and development efforts associated with the asset have ceased, and there are no plans to sell or license the asset or derive defensive value from the asset). At that point, the asset is considered to be disposed of and is written off. Upon successful completion of each project, the Company will make a determination about the then remaining useful life of the intangible asset and begin amortization. The Company tests its indefinite-lived intangibles, IPR&D assets, for impairment annually on November 30 and more frequently if events or changes in circumstances indicate that it is more likely than not that the asset is impaired. When testing indefinite-lived intangibles for impairment, the Company may assess qualitative factors for its indefinite-lived intangibles to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the asset is impaired. Alternatively, the Company may bypass this qualitative assessment for some or all of its indefinite-lived intangibles and perform the quantitative impairment test that compares the fair value of the indefinite-lived intangible asset with the asset’s carrying amount. There was no impairment of IPR&D for the three and nine months ended September 30, 2020 or 2019.

Impairment of MIN-117 In-process Research and Development Asset.

As a result of the Company’s Phase 2b trial of MIN-117 in adult patients suffering from moderate to severe MDD not meeting its primary and key secondary endpoints and the Company’s decision not to further the clinical development of MIN-117 in MDD, the Company determined that the MIN-117 IPR&D was fully impaired and recognized a $19.0 million expense, which was included as a component of research and development expense, during the year ended December 31, 2019.

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

Long-lived assets

The Company reviews the recoverability of all long-lived assets, including the related useful lives, whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset might not be recoverable. If required, the Company compares the estimated undiscounted future net cash flows to the related asset’s carrying value to determine whether there has been an impairment. If an asset is considered impaired, the asset is written down to fair value, which is based either on discounted cash flows or appraised values in the period the impairment becomes known. The Company believes that all long-lived assets are recoverable, and no impairment was deemed necessary at September 30, 2020 and 2019.

Goodwill

The Company tests its goodwill for impairment annually, or whenever events or changes in circumstances indicate an impairment may have occurred, by comparing its reporting unit’s carrying value to its fair value. Impairment may result from, among other things, deterioration in the performance of the acquired business, adverse market conditions, adverse changes in applicable laws or regulations and a variety of other circumstances. If the Company determines that an impairment has occurred, it is required to record a write-down of the carrying value and charge the impairment as an operating expense in the period the determination is made. In evaluating the recoverability of the carrying value of goodwill, the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the acquired assets. Changes in strategy or market conditions could significantly impact those judgments in the future and require an adjustment to the recorded balances. The Company tests its goodwill for impairment as of November 30. There was no impairment of goodwill for the nine months ended September 30, 2020 and 2019.

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

When the Company enters into an arrangement that meets the definition of a collaboration under ASC 808, Collaborative Arrangements, the Company recognizes revenue as research and development is performed and its respective share of the expenses are incurred. The Company assesses whether the arrangement contains multiple elements or deliverables, which may include (1) licenses to the Company's technology, (2) research and development activities performed for the collaboration partner, and (3) participation on Joint Steering Committees. Payments may include non-refundable, upfront payments, milestone payments upon achieving significant development events, and royalties on future sales. Each required deliverable is evaluated to determine whether it qualifies as a separate unit of accounting based on whether the deliverable has “stand-alone value” to the customer. The arrangement’s consideration is then allocated to each separate unit of accounting based on the relative selling price of each deliverable. The estimated selling price of each deliverable is determined using the following hierarchy of values: (i) vendor-specific objective evidence of fair value, (ii) third-party evidence of selling price, and (iii) best estimate of selling price. The best estimate of selling price reflects the Company’s best estimate of what the selling price would be if the deliverable was regularly sold by the Company on a stand-alone basis. The consideration allocated to each unit of accounting is then recognized as the related goods or services are delivered, limited to the consideration that is not contingent upon future deliverables. Supply or service transactions may involve the charge of a nonrefundable initial fee with subsequent periodic payments for future products or services. The up-front fees, even if nonrefundable, are recognized as revenue as the products and/or services are delivered and performed over the term of the arrangement. During the nine months ended September 30, 2020, the Company recognized $41.2 million in collaborative revenue as a result of opting out of its agreement with Janssen (see Note 5).

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

NOTE 3 — ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following:

	September 30, 2020	December 31, 2019
Research and development costs and other accrued expenses	$3,108,394	$3,824,950
Accrued Severance	49,386	—
Accrued bonus	1,200,633	—
Professional fees	66,049	314,213
Vacation pay	111,448	—
	$4,535,910	$4,139,163

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net (loss) income	$(8,112,613)	$(13,962,003)	$9,265,598	$(42,265,674)

Weighted average shares of common stock outstanding - basic	41,917,923	39,025,471	40,199,196	39,006,561
Dilutive effect	—	—	278,605	—
Weighted average shares of common stock outstanding - diluted	41,917,923	39,025,471	40,477,801	39,006,561

Net (loss) income per ordinary share:
Basic	$(0.19)	$(0.36)	$0.23	$(1.08)
Diluted	$(0.19)	$(0.36)	$0.23	$(1.08)

The following securities outstanding at September 30, 2020 and 2019 have been excluded from the calculation of weighted average shares outstanding as their effect on the calculation of loss per share is antidilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Common stock options	9,347,054	8,508,672	6,357,500	8,508,672
Restricted stock units	48,650	127,300	48,650	127,300
Common stock warrants	40,790	40,790	40,790	40,790

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

NOTE 6 — STOCKHOLDERS’ EQUITY

At-the-Market Equity Offering Program

On August 10, 2018, the Company entered into the Sales Agreement with Jefferies pursuant to which the Company may offer and sell, from time to time, through Jefferies, up to $50.0 million in shares of the Company's common stock, by any method permitted by law deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended. During the nine months ended September 30, 2020, the Company issued and sold 3,381,608 shares of the Company's common stock under the Sales Agreement. The shares were sold at an average price of $3.7113 per share for aggregate net proceeds to the Company of approximately $12.1 million, after deducting sales commissions and offering costs payable by the Company.

Term Loan Warrants

In connection with the Company’s former Loan and Security Agreement with Oxford Finance LLC and Silicon Valley Bank (the “Lenders”), which provided for term loans to the Company in an aggregate principal amount of up to $15 million in two tranches on January 15, 2016, the Company issued the Lenders warrants to purchase 40,790 shares of common stock at a per share exercise price of $5.516. The warrants are immediately exercisable upon issuance, and other than in connection with certain mergers or acquisitions, will expire on the ten-year anniversary of the date of issuance. The fair value of the warrants was estimated at $0.2 million using a Black-Scholes model and assuming: (i) expected volatility of 100.8%, (ii) risk free interest rate of 1.83%, (iii) an expected life of 10 years and (iv) no dividend payments. The fair value of the warrants was included as a discount to the term loans drawn at such time and also as a component of additional paid-in capital and were amortized to interest expense over the term of the loan. Although the term loans were repaid in August 2018, all related warrants were outstanding and exercisable as of September 30, 2020.

NOTE 7 — STOCK AWARD PLAN AND STOCK-BASED COMPENSATION

In December 2013, the Company adopted the 2013 Equity Incentive Plan (as subsequently amended and restated, the “Plan”), which provides for the issuance of options, stock appreciation rights, stock awards and stock units. Pursuant to Nasdaq listing rules, the Company issued inducement awards in December 2017 to the Company’s President outside of the Plan in the form of an option to purchase 775,000 shares of the Company’s common stock and a RSU award to purchase 40,000 shares of the Company’s common stock. As of September 30, 2020, all remaining inducement awards have been canceled or expired. In June 2020, the Company increased the aggregate number of shares of common stock authorized for issuance under the Plan by 2,000,000 shares. Stock option activity for employees and non-employees for the nine months ended September 30, 2020 is as follows:

	Shares Issuable Pursuant to Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Terms (years)	Total Intrinsic Value (in thousands)
Outstanding January 1, 2020	9,040,328	$6.98	7.3	$7,420

Granted	2,148,344	$6.80
Exercised	(198,762)	$5.75
Forfeited	(1,537,500)	$7.20
Expired	(105,356)	$9.63
Outstanding September 30, 2020	9,347,054	$6.90	7.0	$—
Exercisable September 30, 2020	5,543,155	$6.75	5.9	$—
Available for future grant	859,510

The weighted average grant-date fair value of stock options outstanding on September 30, 2020 was $4.32 per share. Total unrecognized compensation costs related to non-vested stock options at September 30, 2020 were approximately $11.8 million and are expected to be recognized within future operating results over a weighted-average period of 2.18 years. The total intrinsic value of the options exercised during the nine months ended September 30, 2020, and 2019 was approximately $0.9 million and $0.2 million, respectively.

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

The Company uses the Black-Scholes model to estimate the fair value of stock options granted. For stock options granted during the nine months ended September 30, 2020 and 2019, the Company utilized the following assumptions:

	Nine Months Ended September 30,
	2020	2019
Expected term (years)	5.5-6.25	5.5
Risk free interest rate	0.37-0.42%	1.91-1.96%
Volatility	68-71%	74-77%
Dividend yield	0%	0%
Weighted average grant date fair value per share of common stock	$1.62	$3.26

RSU activity under the Plan for the nine months ended September 30, 2020 is as follows:

		Weighted- Average
		Grant Date
	RSUs	Fair Value
Unvested January 1, 2020	68,650	$11.29
Granted	—	$—
Vested	(10,000)	$6.05
Forfeited	(10,000)	$6.05
Unvested September 30, 2020	48,650	$13.45

RSUs awarded to employees generally vest one-fourth per year over four years from the anniversary of the date of grant, provided the employee remains continuously employed with the Company. Shares of the Company’s stock are delivered to the employee upon vesting, subject to payment of applicable withholding taxes. The fair value of RSUs is equal to the closing price of the Company’s common stock on the date of grant. Total unrecognized compensation costs related to non-vested RSUs at September 30, 2020 was approximately $0.1 million and is expected to be recognized within future operating results over a period of 0.2 years. The total fair value of shares vested during the nine months ended September 30, 2020 and 2019 was approximately $61 thousand and zero, respectively. The following table presents stock-based compensation expense included in the Company’s consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Research and development	$813,443	$651,835	$2,189,595	$2,005,816
General and administrative	1,242,592	1,569,354	5,550,109	4,997,464
Total	$2,056,035	$2,221,189	$7,739,704	$7,003,280

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

The following table contains a summary of the Sublease costs recognized under ASC 842 and other information pertaining to the Company’s operating Sublease for the nine months ended September 30, 2020:

Nine Months Ended September 30, 2020
Sublease cost
Operating Sublease cost	$134,452
Total Sublease cost	$134,452

Other information
Operating cash flows used for operating Sublease	$143,139
Weighted average remaining Sublease term	0.8 years
Weighted average discount rate	10%

Future minimum Sublease payments under the Company’s non-cancelable operating Sublease as of September 30, 2020 and December 31, 2019 are as follows:

Future Operating Sublease Payments	Nine Months Ended September 30, 2020
2020 (excluding the nine months ended September 30, 2020)	$48,864
2021	114,018
Thereafter	—
Total Sublease payments	$162,882
Less: imputed interest	(5,926)
Total operating Sublease liabilities at September 30, 2020	$156,956

Future Operating Sublease Payments	Year Ended December 31, 2019
2020	$192,004
2021	114,018
Thereafter	—
Total Sublease payments	$306,022
Less: imputed interest	(21,892)
Total operating Sublease liabilities at December 31, 2019	$284,130

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

In addition, we possess a potential royalty stream from seltorexant (also known as MIN-202 or JNJ-42847922), a compound under development by Janssen Pharmaceutica, N.V., or Janssen, for the treatment of insomnia disorder and major depressive disorder (“MDD”).

On June 30, 2020, we exercised our right to opt out of the co-development and license agreement as amended with Janssen, as contemplated by the settlement agreement dated June 24, 2020, which became effective upon exercise of the opt out. Under the settlement agreement, we resolved certain disputes with Janssen under the co-development and license agreement related to the development of seltorexant. As a result of the exercise of our opt-out right, the co-development and license agreement was deemed to have been terminated effective as of October 2, 2019, and we are eligible to collect a royalty on future worldwide sales of seltorexant, if any, in all indications in the mid-single digits, with no financial obligations to Janssen. As a result of the opt-out, during the second quarter of 2020 we recognized approximately $41.2 million in collaborative revenue, which we had previously included on our balance sheet under deferred revenue.

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

In total, 515 patients were enrolled into the trial, and 513 patients received treatment and were included in the safety and Intent-To-Treat population. The trial was conducted in the United States, Europe and Israel. There were 172 patients who received placebo, 170 patients who received roluperidone 32 mg, and 171 patients who received roluperidone 64 mg. Demographic and baseline disease characteristics were comparable across all treatment arms.

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

We believe the results obtained in the Phase 3 study expand upon the outcome of the Phase 2b study that showed improvements in the primary endpoint and in multiple secondary endpoints. We believe the Phase 3 study’s inability to achieve adjusted statistically significant improvement at Week 12 on its primary and key secondary endpoint may be primarily due to a larger than expected placebo effect. Results obtained with the 64 mg dose included an early onset of effect and functional improvement as measured by PSP and suggest that roluperidone merits continued investigation for the treatment of negative symptoms in patients with schizophrenia.

The open-label phase of the trial is ongoing and participating patients continue to receive 1 of the 2 roluperidone doses. The open-label phase is on schedule to be completed during the first quarter of 2021.

We have completed additional detailed analyses of data from this trial, following which we requested a meeting with the FDA to consult about the potential next steps in the development of roluperidone. On September 2, 2020, the FDA granted us a Type C meeting, which is currently scheduled to take place via teleconference on November 10, 2020. In preparation for this meeting, we have provided the Type C Meeting Package to the FDA that contains detailed analyses of the Phase 3 trial results and background information on roluperidone. It is possible that the FDA could cancel or reschedule this meeting, and we do not expect to receive the official minutes of the meeting until mid or late December 2020.

Seltorexant (MIN-202)

On June 30, 2020, we exercised our right to opt out of our agreement with Janssen for future Phase 3 development and commercialization of seltorexant. Under the agreement terms, we are entitled to collect a royalty on worldwide sales of seltorexant in all indications in the mid-single digits, with no further future financial obligations to Janssen.

In association with the opt out agreement, we recognized $41.2 million of deferred revenue as collaborative revenue during the second quarter of 2020.

Janssen has proposed a Phase 3 development program for seltorexant with a target indication of “adjunctive treatment of MDD (aMDD) in patients with insomnia symptoms” and clinical trials to support that target indication. Because we are no longer participating in the development of seltorexant, we cannot be certain of the effect of the COVID-19 pandemic on this program.

Financial Overview

Revenue. None of our product candidates have been approved for commercialization and we have not recognized any revenue in connection with the sale or license of our product candidates.

Collaborative Revenue. As a result of opting out of our co-development and license agreement with Janssen, we recognized the deferred revenue on our balance sheet in the second quarter of 2020 as we do not have any future performance obligations under the agreement.

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

Results of Operations

Comparison of Three Months Ended September 30, 2020 versus September 30, 2019

Research and Development Expenses

Total research and development expenses were $4.6 million for the three months ended September 30, 2020 compared to $9.7 million for the same period in 2019, a decrease of approximately $5.1 million. The decrease in research and development expenses primarily reflects lower development expenses for the Phase 3 clinical trial of roluperidone and the completion of the Phase 2b clinical trial of MIN-117 in December 2019.

General and Administrative Expenses

Total general and administrative expenses were $3.5 million for the three months ended September 30, 2020 compared to $4.6 million for the same period in 2019, a decrease of approximately $1.1 million. The decrease in general and administrative expenses was primarily due to a decrease in non-cash stock-based compensation expenses and lower commercial expenses.

Foreign Exchange Losses

Foreign exchange losses were $27 thousand for the three months ended September 30, 2020 compared to a loss of $5 thousand for the same period in 2019, an increased loss of $22 thousand. The loss was primarily due to clinical activities denominated in Euros.

Investment Income

Investment income was $5 thousand for the three months ended September 30, 2020 compared to $325 thousand for the same period in 2019, a decrease of $320 thousand. The decrease was due to investment income on lower balances of cash equivalents and marketable securities.

Comparison of Nine Months Ended September 30, 2020 versus September 30, 2019

Collaborative Revenue

Collaborative revenue was $41.2 million for the nine months ended September 30, 2020 compared to zero for the same period in 2019, an increase of $41.2 million. The increase in collaborative revenue was the result of opting out of our co-development and license agreement with Janssen and corresponding recognition of revenue as we do not have any future performance obligations under the agreement.

Research and Development Expenses

Total research and development expenses were $18.5 million for the nine months ended September 30, 2020 compared to $29.6 million for the same period in 2019, a decrease of approximately $11.1 million. The decrease in research and development expenses primarily reflects lower development expenses for the Phase 3 clinical trial of roluperidone and the completion of the Phase 2b clinical trial of MIN-117 in December 2019.

General and Administrative Expenses

Total general and administrative expenses were $13.5 million for the nine months ended September 30, 2020 compared to $13.9 million for the same period in 2019, a decrease of approximately $0.4 million. The decrease in general and administrative expenses was primarily due to lower commercial expenses.

Foreign Exchange Losses

Foreign exchange losses were $41 thousand for the nine months ended September 30, 2020 compared to gains of $18 thousand for the same period in 2019, an increased loss of $23 thousand. The loss was primarily due to clinical activities denominated in Euros.

Investment Income

Investment income was $0.2 million for the nine months ended September 30, 2020 compared to $1.2 million for the same period in 2019, a decrease of $1 million. The decrease was due to investment income on lower balances of cash equivalents and marketable securities.

Liquidity and Capital Resources

Sources of Liquidity

As of September 30, 2020, we had an accumulated deficit of approximately $277.5 million. We anticipate that we will continue to incur net losses for the foreseeable future as we continue the development and potential commercialization of our product candidates and to support our operations as a public company. At September 30, 2020, we had approximately $32.6 million in cash, cash equivalents, and restricted cash. We believe that our existing cash, cash equivalents, and restricted cash will be sufficient to meet our cash commitments for at least the next 12 months after the date that the interim condensed financial statements are issued. As a result of the roluperidone Phase 3 study not achieving a statistically significant improvement on its primary and secondary endpoints, we have significantly decreased our operating plan spending levels. We plan to maintain the lower level of spending while we are preparing for our Type C meeting with the U.S. FDA on November 10, 2020 to discuss the potential next steps in the development and regulatory approval of roluperidone. Therefore, the year-to-date cash used is not representative of the future cash commitments and spending for the next 12 months after the date that the interim condensed financial statements are issued. The process of drug development can be costly and the timing and outcomes of clinical trials is uncertain. The assumptions upon which we have based our estimates are routinely evaluated and may be subject to change. The actual amount of our expenditures will vary depending upon a number of factors including but not limited to the design, timing and duration of future clinical trials, the progress of our research and development programs, the infrastructure to support a commercial enterprise, the cost of a commercial product launch and the level of financial resources available. We have the ability to adjust our operating plan spending levels based on the timing of future clinical trials which will be predicated upon adequate funding to complete the trials.

Sources of Funds

At-the-Market Equity Offering Program

On August 10, 2018, we entered into the Sales Agreement with Jefferies pursuant to which we may offer and sell, from time to time, through Jefferies, up to $50.0 million in shares of our common stock, by any method permitted by law deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended. During the nine months ended September 30, 2020, we issued and sold 3,381,608 shares of our common stock under the Sales Agreement. The shares were sold at an average price of $3.7113 per share for aggregate net proceeds to us of approximately $12.1 million, after deducting sales commissions and offering costs payable by us.

Termination of Co-Development and License Agreement with Janssen

On June 30, 2020, we exercised our right to opt out of the Agreement with Janssen pursuant to a Settlement Agreement with Janssen dated June 24, 2020, which became effective upon exercise of the opt out, pursuant to which we and Janssen resolved certain disputes under the Agreement. Under the Settlement Agreement, we agreed not to assert that Decision Point 4 has not been reached, Janssen waived the requirement that opt-out occur after Decision Point 4 in order for us to receive a royalty on sales of seltorexant after opt-out, and we and Janssen agreed to waive any payments to the other with respect to development costs for seltorexant. As a result of our exercise of the opt out, the Agreement was deemed to have been terminated effective as of October 2, 2019. We will collect a royalty on future worldwide sales, if any, of seltorexant in all indications in the mid-single digits, with no financial obligations to Janssen.

Uses of Funds

To date, we have not generated any revenue from sales of products and have only generated collaborative revenue due to opting out of our license and co-development agreement with Janssen. We do not know when, or if, we will generate any revenue from sales of our products or when, or if, we will receive royalty payments from Janssen on future sales of seltorexant, if any. We do not expect to generate significant revenue from product sales unless and until we obtain regulatory approval of and commercialize any of our product candidates. At the same time, we expect our expenses to increase in connection with our ongoing development activities, particularly as we continue the research, development and clinical trials of, and seek regulatory approval for, our product candidates. We also expect to continue to incur costs associated with operating as a public company. In addition, subject to obtaining regulatory approval of any of our product candidates, we expect to incur significant commercialization expenses for product sales, marketing, manufacturing and distribution.

Until such time, if ever, as we can generate substantial revenue from product sales, we expect to finance our cash needs through a combination of equity offerings, debt financings, government or other third‑party funding, commercialization, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of our common stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Additional debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through government or other third‑party funding, commercialization, marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us. There can be no assurance that such additional funding, if available, can be obtained on terms acceptable to us, and the uncertainty and volatility in the capital markets caused by the continuing COVID-19 pandemic may negatively impact the availability and cost of capital. If we are unable to obtain additional financing, future operations would need to be scaled back or discontinued. We believe that our existing cash, cash equivalents, and restricted cash will be sufficient to meet our cash commitments for at least the next 12 months after the date that the interim condensed financial statements are issued. The timing of future capital requirements depends upon many factors including the size and timing of future clinical trials, the timing and scope of any strategic partnering activity and the progress of other research and development activities.

Cash Flows

The tables below set forth our significant sources and uses of cash for the periods.

	Nine Months Ended September 30,
	2020	2019
	(dollars in millions)
Net cash provided by (used in):
Operating activities	$(26.7)	$(29.2)
Investing activities	24.5	16.4
Financing activities	13.3	0.5
Net increase (decrease) in cash	$11.1	$(12.3)

Net Cash Used in Operating Activities

Net cash used in operating activities of approximately $26.7 million during the nine months ended September 30, 2020 was primarily due to our net income of $9.3 million, stock-based compensation expense of $7.7 million, and a $0.4 million increase in accrued expenses, partially offset by a decrease in deferred revenue of $41.2 million, a $1.7 decrease in accounts payable, and an increase prepaid expense of $1.2 million.

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

Net Cash Provided by Investing Activities

Net cash provided by investing activities of approximately $24.5 million during the nine months ended September 30, 2020 was primarily due to the maturity and redemption of marketable securities of $28.4 million, partially offset by the purchase of marketable securities of $3.9 million.

Net cash provided by investing activities of approximately $16.4 million during the nine months ended September 30, 2019 was primarily due to the maturity and redemption of marketable securities of $65.8 million, partially offset by the purchase of marketable securities of $49.4 million.

Net Cash Provided by Financing Activities

Net cash provided by financing activities of $13.3 million during the nine months ended September 30, 2020 was due to gross proceeds received from the ‘at the market’ stock offering of $12.6 million less costs of $0.4 million, and proceeds from the exercise of common stock options of $1.1 million.

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

Critical Accounting Policies and Estimates

In our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, our most critical accounting policies and estimates upon which our financial status depends were identified as those relating to stock-based compensation; research and development costs; in-process research and development; goodwill; income taxes; net operating losses and tax credit carryforwards; and impairment of long-lived assets. We reviewed our policies and determined that those policies remain our most critical accounting policies for the nine months ended September 30, 2020.

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

Our management, with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2020. Based on the evaluation of our disclosure controls and procedures as of September 30, 2020, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

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

As of September 30, 2020, we had an accumulated deficit of $277.5 million.

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

Our operations have consumed substantial amounts of cash since inception. As of September 30, 2020, we had cash, cash equivalents, and restricted cash of $32.6 million. We believe that our existing cash, cash equivalents, and restricted cash will be sufficient to meet our cash commitments for at least the next 12 months after the date that our interim condensed financial statements are issued. The process of drug development can be costly and the timing and outcomes of clinical trials is uncertain. The assumptions upon which we have based our estimates are routinely evaluated and may be subject to change. The actual amount of our expenditures will vary depending upon a number of factors including but not limited to the design, timing and duration of future clinical trials, the progress of our research and development programs, the infrastructure to support a commercial enterprise, the cost of a commercial product launch and the level of financial resources available.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

We did not sell any unregistered securities during the nine months ended September 30, 2020.

Issuer Purchases of Equity Securities

We did not repurchase any securities during the nine months ended September 30, 2020.

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

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s registration statement on Form S-1/A filed with the SEC on November 4, 2019)

10.1	Remy Luthringer Retention Benefits Letter Agreement (redacted)

10.2	Geoff Race Retention Benefits Letter Agreement (redacted)

10.3	Jay Saoud Retention Benefits Letter Agreement (redacted)

10.4	Devin Smith Retention Benefits Letter Agreement (redacted)

10.5	Frederick Ahlholm Retention Benefits Letter Agreement (redacted)

10.6	Joseph Reilly Retention Benefits Letter Agreement (redacted)

10.7	Michael Davidson Retention Benefits Letter Agreement (redacted)

31.1	Certification of Chief Executive Officer (Principal Executive Officer) pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer (Principal Financial Officer) pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1+	Certification of Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) pursuant to Section 906 of Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from Minerva Neuroscience’s Quarterly Report on Form 10-Q for the three months ended September 30, 2020 is formatted in Inline XBRL and it is contained in Exhibit 101

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

MINERVA NEUROSCIENCES, INC.

By:
/s/ Geoffrey Race
Geoffrey Race
Chief Financial Officer Chief Business Officer (Principal Financial Officer) (On behalf of the Registrant)

Date: November 2, 2020