Form 10-K
period 2020-12-31
Minerva Neurosciences, Inc.
filed 2021-03-08
CIK 1598646

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate value of the Company’s Common Stock held by non-affiliates of the Company was approximately $141.1 million as of June 30, 2020, when the last reported sales price was $3.61 per share.

The number of shares of Registrant’s Common Stock outstanding as of March 4, 2021 was 42,721,566.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement relating to the 2021 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A with the Securities and Exchange Commission are incorporated by reference into Part III of this Report. Such proxy statement will be filed with the Securities and Exchange Commission not later than 120 days following the end of the Registrant’s fiscal year ended December 31, 2020.

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

Summary of Risks Associated with Our Business

The summary of risks below provides an overview of the principal risks that we are exposed to in the normal course of our business activities. The below summary of risks is not exhaustive, and such summary should be considered in addition to the other risks described elsewhere in this report:

•	We have incurred significant losses since our inception. We expect to continue to incur losses over the next several years and we will require additional capital to finance our operations;
•	We are subject to risks and uncertainties as a result of the ongoing COVID-19 pandemic;
•	Changes in estimates regarding fair value of intangible assets may result in an adverse impact on our results of operations;
•

We cannot give any assurance that any of our product candidates will receive regulatory approval in a timely manner or at all. The results of clinical trials conducted at sites outside the U.S. may not be accepted by the FDA and the results of clinical trials conducted at sites in the U.S. may not be accepted by international regulatory authorities;

•

If we experience delays in clinical testing, we will be delayed in commercializing our product candidates, our costs may increase and our business may be harmed. If we are unable to enroll subjects in clinical trials, we will be unable to complete these trials on a timely basis or at all. Our clinical trials may fail to demonstrate adequately the safety and efficacy of our product candidates, which could prevent or delay regulatory approval and commercialization, and also increase costs;

•

We may expend our limited resources to pursue a particular product candidate or indication and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success;

•

Even if we complete the necessary clinical trials, we cannot predict when or if we will obtain marketing approval to commercialize a product candidate or the approval may be for a narrower indication than we expect. We have no experience in advancing product candidates beyond Phase 3, which makes it difficult to assess our ability to develop and commercialize our product candidates;

•

Even if our product candidates receive regulatory approval, they may still face future development and regulatory difficulties, including ongoing regulatory obligations and continued regulatory review. Additionally, our product candidates, if approved, could be subject to labeling and other restrictions and market withdrawal and we may be subject to administrative sanctions or penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our products;

•	The regulatory pathway for our product candidate, MIN-301, has not yet been determined. Depending on the pathway, we may be subject to different regulatory requirements;
•	If the market opportunities for any product that we or our collaborators develop are smaller than we believe, our revenue may be adversely affected and our business may suffer;
•	We face substantial competition, which may result in others discovering, developing or commercializing products before or more successfully than we do;
•	Recently enacted and future legislation may increase the difficulty and cost for us to commercialize our product candidates and affect the prices we may obtain;

•

Our business and operations would suffer in the event of system failures. If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial condition, results of operations or cash flows, which may adversely affect investor confidence in us and, as a result, the value of our common stock. Our disclosure controls and procedures may not prevent or detect all errors or acts of fraud;

•

We currently rely and continue to expect to rely on third parties to conduct our future clinical trials. The failure of these third parties to successfully carry out their contractual duties or meet expected deadlines could substantially harm our business;

•

We contract with third parties for the manufacturing of our product candidates for pre-clinical and clinical testing and expect to continue to do so for commercialization. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or products, or such quantities at an acceptable cost;

•	We depend on collaborations with certain of our licensing partners, and could be seriously harmed if our license agreements are terminated or breached;
•

Substantial potential future milestone payments to the Company depend on the development and commercialization of seltorexant, and we may be obligated to make related payments to certain of our contractual partners even if certain of our other contractual partners breach their obligations to pay us;

•	We may not be successful in establishing new collaborations, which could adversely affect our ability to develop future product candidates and commercialize future products;
•

One or more of our owned or licensed patents directed to our proprietary products or technologies may expire or have limited commercial life before the proprietary product or technology is approved for marketing in a relevant jurisdiction;

•

We have in-licensed or acquired a portion of our intellectual property necessary to develop our product candidates, and if we fail to comply with our obligations under any of these arrangements, we could lose such intellectual property rights;

•	We may become involved in lawsuits to protect or enforce our patents or other intellectual property, which could be expensive, time consuming and unsuccessful;
•	We cannot predict what the market price of our common stock will be and, as a result, it may be difficult for you to sell your shares of our common stock;
•	Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval;
•	Sales of a substantial number of shares of our common stock by our existing stockholders in the public market could cause our stock price to fall;
•	Securities litigation could result in substantial damages and may divert management’s time and attention from our business; and
•

We have never paid dividends on our capital stock, and because we do not anticipate paying any cash dividends in the foreseeable future, capital appreciation, if any, of our common stock will be your sole source of gain on an investment in our common stock.

Part I

ITEM 1.	Business

Overview

We are a clinical-stage biopharmaceutical company focused on the development and commercialization of proprietary product candidates to treat patients suffering from central nervous system (“CNS”) diseases. Leveraging our scientific insights and clinical experience, we have acquired or in-licensed compounds that we believe have innovative mechanisms of actions and therapeutic profiles that potentially address the unmet needs of patients with these diseases.

We are developing roluperidone (f/k/a MIN-101) for the treatment of negative symptoms in patients with schizophrenia and MIN-301 for the treatment of Parkinson’s disease. In addition, we previously co-developed seltorexant (f/k/a MIN-202 or JNJ-42847922) with Janssen Pharmaceutica NV (“Janssen”) for the treatment of insomnia disorder and adjunctive treatment of Major Depressive Disorder (“MDD”). During 2020, we exercised our right to opt out of a joint development agreement with Janssen for the future development of seltorexant. As a result, we will be entitled to collect royalties in the mid-single digits on potential future sales of seltorexant worldwide in certain indications, with no further financial obligations to Janssen. In January 2021, we sold our rights to these potential royalties to Royalty Pharma plc (“Royalty Pharma”).

We believe our product candidates have significant potential to improve the lives of a large number of affected patients and their families who are currently not well-served by available therapies. According to Datamonitor, an independent market research firm, in 2020 approximately 2.9 million people suffered from schizophrenia and 2.1 million suffered from Parkinson’s disease in the United States (“U.S.”), Japan and the five major European Union (“EU”) markets of France, Germany, Italy, Spain and the United Kingdom. There is no approved treatment to address negative symptoms in patients with schizophrenia in the U.S., which is a significant driver of the cost burden of that disease. An estimated 69% of treated patients with schizophrenia have predominant/persistent negative symptoms. Negative symptoms also exist in other CNS diseases beyond schizophrenia, the existing treatments for which we believe are poorly addressed in a broad range of indications such as Alzheimer’s disease, Parkinson’s disease and depression.

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
•

Prepare for the commercialization of our lead product, roluperidone, which will potentially be the first product approved to treat negative symptoms in patients with schizophrenia in the U.S. and, in the longer term as a potential treatment for other neuro-degenerative brain disorders in which negative symptoms represent a significant debilitating, unmet need;

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

Our History

Minerva Neurosciences, Inc. was formed in November 2013 from the merger of Cyrenaic Pharmaceuticals, Inc. and Sonkei Pharmaceuticals, Inc. These two predecessor companies had exclusively licensed roluperidone and another compound from Mitsubishi Tanabe Pharma Corporation, or MTPC. In February 2014 we acquired Mind-NRG Sarl, or Mind-NRG, which owns exclusive rights to develop and commercialize MIN-301 globally. In addition, in February 2014 we entered into a co-development and license agreement with Janssen, one of the Janssen Pharmaceutical Companies of Johnson & Johnson, in connection with the co-development and commercialization of seltorexant. During 2020, we exercised our right to opt out of the agreement with Janssen. As a result, we will be entitled to collect royalties in the mid-single digits on potential future sales of seltorexant worldwide in certain indications, with no further financial obligations to Janssen. In January 2021, we sold our rights to these potential royalties to Royalty Pharma.

We have not received regulatory approvals to commercialize any of our product candidates, and we have not generated any revenue from the sales or license of our product candidates. We have incurred significant operating losses since inception. We expect to incur net losses and negative cash flow from operating activities for the foreseeable future in connection with the clinical development and the potential regulatory approval, infrastructure development and commercialization of our product candidates

Our Clinical-Stage Programs

Roluperidone (MIN-101)

Introduction

Roluperidone is a compound that has been shown to block serotonin, sigma, and α‑adrenergic receptors that are involved in the regulation of mood, cognition, sleep and anxiety. We are developing roluperidone to treat patients with schizophrenia. Roluperidone has been designed to block a specific subtype of serotonin receptor called 5-HT2A. When 5-HT2A is blocked, certain symptoms of schizophrenia, such as hallucinations, delusions, agitation and thought and movement disorders, as well as the side effects associated with antipsychotic treatments, can be minimized. Additionally, blocking 5-HT2A promotes slow wave sleep, a sleep stage often disrupted in patients with schizophrenia. Roluperidone has also been designed to block a specific subtype of sigma receptor called sigma2, which is involved in movement control, psychotic symptom control and learning and memory. Blocking sigma2, along with blocking the α‑adrenergic subtypes α1A, and to a lesser extent α1B, also increases calcium levels in neurons in the brain, which can improve memory. Pre-clinical findings provide evidence of the effect of roluperidone on Brain-Derived Neurotrophic Factor (“BDNF”), which has been associated with neurogenesis, neuroplasticity, neuroprotection, synapse regulation, learning and memory.

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

Beyond schizophrenia, we believe roluperidone may possess therapeutic utility in brain disorders where negative symptoms are a core feature of the disease associated with a range of poor clinical outcomes. These potential indications include apathy in dementia, for which we have filed an Investigational New Drug (“IND”) application, the majority of schizophrenia spectrum and other psychotic disorders, autism spectrum disorders, Alzheimer’s disease, Parkinson’s disease and depression.

Clinical and Regulatory Developments

Type C Meeting

On November 30, 2020 we received official meeting minutes from our November 10, 2020 Type C meeting with the U.S. Food and Drug Administration (“FDA”) regarding the development of roluperidone for treatment of negative symptoms of schizophrenia. The objective of this meeting was to obtain FDA input regarding the roluperidone data package and its readiness to support a New Drug Application (NDA) submission. The two main topics addressed during the meeting were:

1.	Readiness for submission of NDA

We requested confirmation from FDA that, based on the totality of evidence, the data from the MIN-101C03 (“Phase 2b”) and MIN-101C07 (“Phase 3”) studies constitute substantial evidence of the effectiveness of the 64 milligrams (“mg”) dose of roluperidone for the treatment of negative symptoms of schizophrenia and would warrant review of an NDA submission.

FDA advised that the Phase 2b study is problematic because it did not use the commercial formulation of roluperidone and was conducted solely outside of the United States. In addition, FDA commented that the Phase 3 study does not appear to be capable of supporting substantial evidence of effectiveness, because neither dose of roluperidone showed a statistically significant separation from placebo at Week 12 in the intent-to-treat (“ITT”) analysis set. FDA cautioned that an NDA submission based on the current data from the Phase 2b and Phase 3 studies would be highly unlikely to be filed and that, at a minimum, there would be substantial review issues due to the lack of two adequate and well-controlled trials to support efficacy claims for this indication.

FDA acknowledged that the data from the Phase 2b and Phase 3 studies appear to show promising signals and encouraged us to continue the development of roluperidone for treatment of negative symptoms of schizophrenia, which FDA confirmed is an unmet need.

We believe FDA’s comments can be addressed based on published regulatory guidance and precedents. We have comparable pharmacokinetic data for the formulations used in Phase 2b and Phase 3 and intend to perform a pivotal bioequivalence study in healthy volunteers to bridge the two formulations as well as at least one new formulation designed in conjunction with our commercial supply partner, Catalent, Inc., to facilitate large scale manufacturing. In addition, we believe the Phase 3 study has shown that U.S. data and ex-U.S. data are comparable, and that many precedents exist where drugs were approved by FDA based solely on ex-U.S. data. We believe that, in the Phase 3 study, results from the modified ITT (“mITT”) analysis set that excludes patients with implausible behavioral and physiological data from one site (17 of a total of 513 patients) address the lack of separation at Week 12.

2.	FDA’s consideration of both ITT and mITT data analyses from Phase 3 study

In the briefing book for the Type C meeting, we highlighted that the exclusion of implausible behavioral and physiological data from 17 patients at one site forms the basis of the mITT analysis set as outlined in the Statistical Analysis Plan submitted to FDA before unblinding the study.

For the mITT analysis set, the 64 mg dose of roluperidone achieved a nominal statistically significant result (p-value ≤ 0.044) on the primary endpoint, the Marder Negative Symptoms Factor Score (“NSFS”) of the Positive and Negative Syndrome Scale (“PANSS”). The details of both the ITT and mITT results for the primary (“NSFS”) and key secondary endpoint, the Personal and Social Performance (PSP) total score, can be found in the table below.

Roluperidone Phase 3: ITT and mITT NSFS & PSP total score change from baseline scores and p-values
Timepoint	Intent-to-Treat			Modified Intent-to-Treat (Excluding patients from 1 site)
Timepoint	Placebo (N=172)	64 mg Roluperidone (N=171)	p-value	Placebo (N=167)	64 mg Roluperidone (N=162)	p-value
Primary Endpoint: Marder Negative Symptoms Factor Score
Week 2	-1.6 (0.22)	-1.9 (0.22)	NS	-1.6 (0.22)	-1.9 (0.22)	0.311
Week 4	-2.0 (0.26)	-2.9 (0.26)	0.007	-2.0 (0.26)	-3.0 (0.27)	0.005
Week 8	-2.9 (0.30)	-3.8 (0.32)	0.027	-2.9 (0.31)	-3.9 (0.32)	0.021
Week 12	-3.5 (0.34)	-4.3 (0.38)	0.064	-3.5 (0.35)	-4.5 (0.35)	0.044
Key Secondary Endpoint: Personal and Social Performance Total Score
Week 4	1.3 (0.56)	3.2 (0.56)	0.005	1.2 (0.58)	3.3 (0.59)	0.004
Week 8	2.8 (0.66)	4.8 (0.66)	0.019	2.8 (0.68)	4.9 (0.68)	0.014
Week 12	3.9 (0.73)	6.1 (0.73)	0.021	3.8 (0.75)	6.2 (0.77)	0.017

FDA advised that their consideration of both the mITT and ITT results would be a matter of review and that in principle all sites should be included in the primary analysis set, and FDA cannot determine at this time whether data from the referenced site should be removed without a thorough evaluation. FDA indicated that we should include justification for exclusion of these data in the future NDA package and provide primary results both with and without these data.

In addition to the two main agenda items described above, the use of the PSP total score in the label and the adequacy of the PANSS and PSP instruments and related constructs to assess the efficacy of roluperidone were also discussed with the FDA. We intend to provide requested literature to support both instruments’ psychometric properties to FDA.

Future development of roluperidone

We intend to continue development and NDA activities consistent with FDA’s December 2019 draft guidance titled “Demonstrating Substantial Evidence of Effectiveness for Human Drug and Biological Products.” As stated in this draft guidance document, where the target indication is an unmet need such as negative symptoms in schizophrenia, the FDA is allowed to consider one adequate and well-controlled study and confirmatory evidence as an alternative to two adequate and well-controlled studies to establish effectiveness.

Patient evaluation in the open-label extension phase of the Phase 3 trial of roluperidone was achieved on February 15, 2021, with a total of 202 patients completing this phase. Data are expected to be available in the first half of 2021. We intend to initiate a pivotal bioequivalence study in approximately 48 healthy volunteers comparing the formulations employed in the Phase 2b and Phase 3 trials as well as at least one new formulation designed in conjunction with our commercial supply partner, Catalent, Inc., to facilitate large scale manufacturing. In addition, we are moving forward with activities we believe are necessary to support the submission of a NDA for this compound.

Following the completion of the bioequivalence study, we plan to request a pre-NDA meeting with the FDA to discuss certain matters including data from the Phase 3 open-label extension, data from the pivotal bioequivalence study and potential NDA submission of roluperidone for the treatment of negative symptoms of schizophrenia

Phase 3 Trial Results

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

In total, 515 patients were enrolled into the trial, and 513 patients received treatment and were included in the ITT and safety populations. The trial was conducted in the United States, Europe and Israel. There were 172 patients who received placebo, 170 patients who received roluperidone 32 mg, and 171 patients who received roluperidone 64 mg. Demographic and baseline disease characteristics were comparable across all treatment arms.

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

Although limited inferences can be drawn from these data, unadjusted statistically significant separations from placebo were observed in NSFS at Week 4 for both doses (32 mg: nominal p ≤0.036, ES=0.2; 64 mg: nominal p ≤0.007, ES=0.3), and at Week 8 for the 64 mg dose (nominal p ≤0.027, ES=0.3), and the 64 mg dose was statistically significantly different from placebo as measured by change in PSP at all other assessment timepoints (Week 4, nominal p ≤0.005, ES=0.3; Week 8: nominal p ≤0.019, ES=0.3).

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

Patient evaluation in the open-label extension phase of the Phase 3 trial of roluperidone was achieved on February 15, 2021, with a total of 202 patients (61%) completing this phase. Data are expected to be available in the first half of 2021.

Chemistry, Manufacturing and Controls program

The chemistry, manufacturing and controls (“CMC”) scale-up program for roluperidone is ongoing to ensure consistency between the drug batches used during Phase 3 testing and those that will be available for potential marketing and commercialization and subsequent regulatory submission and review of an NDA for roluperidone. The CMC program requires validation of all aspects of the manufacturing processes required to result in a drug product that consistently meets approved quality standards.

In September 2019 we entered into a long-term commercial supply agreement for roluperidone with Catalent, Inc. (“Catalent”), a leading global provider of advanced delivery technologies, development, and manufacturing solutions for drugs, biologics, gene therapies, and consumer health products. Under the terms of the agreement, Catalent will manufacture and package the finished dose form of roluperidone at its facility in Schorndorf, Germany. To date, Catalent has worked with us to enable the transfer from pilot to commercial-scale production. This has included analytical methods transfer and validation, process optimization, stability studies, and registration batch manufacturing, as well as packaging studies and the assessment of the influence of formulation factors on the product’s critical quality attributes as required by Quality by Design process.

Drug-Drug Interaction Studies

We completed certain pharmacology trials that include a Drug-Drug Interaction study, which comprise a standard part of the NDA. We have studied interactions separately with molecules inhibiting two subtypes of the cytochrome P450 (CYP2D6 and CYP3A4). The data from this study show minimal to no interaction with the strong CYP3A4 inhibitor, and some interaction (< 1.6-fold increase in exposure) with the moderate CYP2D6 inhibitor.

Dose Escalation Study with formulation employed in Phase 3 clinical trial

We completed a prospective, double-blind, placebo-controlled, randomized single-escalating dose study in healthy subjects to evaluate the investigational drug roluperidone as monotherapy administered at nine ascending doses (16, 32, 64, 96, 128, 160, 192, 224 and 256 mg). The highest dose tested is 4 multiples of the highest dose (64 mg) used in the Phase 3 trial.

The trial included a total of 90 subjects. 72 received 9 different doses of roluperidone, and 18 received placebo. All subjects who were dosed completed the study as planned except for one male subject who received placebo and subsequently withdrew his consent.

We believe the findings from the trial suggest an expanded therapeutic window and a significantly improved safety margin for roluperidone. Furthermore, we believe these data suggest the potential for future testing of roluperidone in schizophrenic patients with an exacerbation of psychosis at higher doses than those used in the Phase 3 trial.

Brain-Derived Neurotrophic Factor (“BDNF”) Findings

We completed non-clinical studies that provide evidence of the effect of roluperidone on Brain-Derived Neurotrophic Factor (“BDNF”) and on Glial Cell-Derived Neurotrophic Factor (“GDNF”). BDNF is the most widely distributed member of neurotrophins in the brain and has been associated with neurogenesis, neuroplasticity, neuroprotection, synaptic regulation and learning and memory. Its involvement in schizophrenia has also been described. GDNF is another neurotrophin known to promote the survival of different types of brain cells and has been shown to be essential for the maintenance and survival of dopamine neurons.

Data from this study were presented at the 2019 Congress of the Schizophrenia International Research Society on April 11, 2019. These findings demonstrate that administration of roluperidone significantly increased BDNF release by astrocytes and hippocampal neurons obtained from the cerebral cortex of newborn rats, as well as the release of GDNF in cultured astrocytes. Furthermore, data showed that roluperidone enhanced BDNF gene expression at drug concentrations comparable to those observed in humans at tested doses. Based on these results, we believe that the effect of roluperidone on BDNF and GDNF may indicate its potential for disease modification and improved neuroplasticity, in addition to its observed effects on the serotoninergic 5-HT2A, sigma2, and α1A- and α1B- adrenergic neurotransmitter pathways.

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

In January 2014 we renegotiated the structure of the license for roluperidone such that we are required to make milestone payments upon the achievement of one development milestone totaling $0.5 million and certain commercial milestones, which could total up to $47.5 million, in the aggregate, as well as the tiered royalty payments described above. In addition, in the event that we sell the rights to the license, MTPC will be entitled to a percentage of milestone payments in the low teens and a percentage of royalties received by us in the low double digits. This license agreement has a term of the later of 12 years from the launch of the product in each country in our territory, or the expiration of our obligation to pay royalties, upon which we will have a fully paid-up, non-exclusive, perpetual, irrevocable license. Our obligation to pay royalties continues, on a country-by-country basis, until the expiration of the last-to-expire patent that covers roluperidone in each country in our territory.

Seltorexant (MIN-202)

Seltorexant is an innovative selective orexin 2 receptor antagonist that we co-developed with Janssen for the treatment of insomnia and aMDD. Insomnia is the repeated difficulty with sleep initiation, maintenance or quality that occurs despite adequate time and opportunity for sleep, resulting in daytime impairment. Insomnia can be the primary condition for patients or a secondary symptom of, and contributor to, another medical or psychiatric condition, such as MDD or schizophrenia.

On June 30, 2020, we exercised our right to opt out of our agreement with Janssen for the future Phase 3 development and commercialization of seltorexant. Under the opt-out agreement, we will be entitled to collect royalties in the mid-single digits on potential future sales of seltorexant worldwide in certain indications, with no further financial obligations to Janssen. In January 2021, we sold our rights to these potential royalties to Royalty Pharma.

In October 2019 we announced top-line results from a Phase 2b clinical trial in which flexibly dosed seltorexant (20 mg or 40 mg) was compared to flexibly dosed quetiapine XR (150 mg or 300 mg) for adjunctive treatment of patients with MDD. There were 102 patients enrolled, each with MDD not responding adequately to SSRIs and SNRIs. The primary endpoint was all cause discontinuation of therapy over 6 months. Mood improvement, measured using the MADRS, and safety and tolerability were evaluated. The primary intent of this exploratory trial was to generate data to assist with the planning of Phase 3 studies; it was not powered to detect statistical significance. Quetiapine XR was used as a comparator, because it is the only medication approved for the adjunctive treatment of MDD in both the U.S. and Europe.

In May 2019 we announced positive top-line results from a Phase 2b trial of seltorexant as adjunctive therapy to antidepressants in adult patients with MDD who have responded inadequately to antidepressant therapy, including selective serotonin reuptake inhibitors (“SSRIs”) and/or serotonin-norepinephrine reuptake inhibitors (“SNRIs”). We believe these results represent the first clinical observation in a large, late-stage study that a selective orexin molecule can achieve a positive effect as an adjunctive treatment in patients with MDD who have an inadequate response to SSRIs and SNRIs. We believe these findings, if confirmed in Phase 3 studies, will suggest a novel approach to treating MDD with an improved safety profile compared to existing therapies. Approximately 60%-70% of patients diagnosed and treated with first-line therapies, including SSRIs and/or SNRIs, do not experience adequate treatment response, and seltorexant potentially represents a unique opportunity to improve treatment response rates safely in most of these patients.

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

Non-clinical Development

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

Optimization of the bioanalytical method was accomplished during 2020 following the completion of a rat pharmacokinetic study. The new bioanalytical method facilitates the detection of MIN-301 concentrations at very low levels which we believe will enable our further non-clinical testing of this compound.

Competition

Roluperidone: Competition in the Pharmaceutical Market for the Treatment of Schizophrenia

Current drug therapies for the treatment of schizophrenia mainly target the positive symptoms of the disease. When patients present positive symptoms and require treatment, they are typically given either conventional “first-generation” antipsychotic medication, such as GlaxoSmithKline’s Thorazine Sanofi-Aventis’ Largactil (chlorpromazine) and Janssen’s Haldol (haloperidol), or second-generation “atypical antipsychotics,” such as Novartis’ Clozaril (clozapine), Janssen’s Risperdal (risperidone), AstraZeneca’s Seroquel (quetiapine), Eli Lilly’s Zyprexa (olanzapine) and Bristol-Myers Squibb’s Abilify (aripiprazole).

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

Specific compounds under late-stage development that include negative symptoms as a target include Acadia Pharmaceuticals’ Pimavanserin, a selective serotonin 5HT2A inverse agonist (“SSIA”) that is approved for the treatment of hallucinations and delusions associated with Parkinson’s disease psychosis. A phase 3 to evaluate the efficacy and safety of Pimavanserin as adjunctive treatment for the negative symptoms of schizophrenia was initiated in August 2020. In January 2019, Lundbeck indicated they would begin proof-of-concept studies for Lu AF11167, a PDE-10 inhibitor for the treatment of persistent negative symptoms in schizophrenia. In August 2020, Lundbeck announced they were discontinuing the trial based on the results of a futility interim analysis, which concluded that the trial was unlikely to achieve statistical significance on its primary endpoint, mean change from baseline to week 12 on the Brief Negative Symptom Scale (BNSS).

Other products in clinical development, as a monotherapy or as an adjunctive treatment, whose targets include negative symptoms, (although not necessarily defined as a primary outcome of their clinical trials) are Roche’s RO6889450/RG-7906, Neurocrine’s NBI-1065844 (formerly Takeda’s TAK-83), SyneuRx’s NaBen, Avanir Pharmaceuticals’ AVP-786, and Karuna Therapeutics’ KarXT. In addition, a number of academic groups are conducting studies with existing compounds for the treatment of negative symptoms of schizophrenia.

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

For small molecules, such as roluperidone and seltorexant, the data and marketing exclusivity period is generally five years in the U.S. and ten years in the EU, measured from the FDA and EU approval dates, respectively. If MIN-301 is approved as a biologic product, it may be eligible for a data and marketing exclusivity period of twelve years in the U.S. and ten years in the EU. The data and marketing exclusivity periods in the U.S. may be extended by 6 months of pediatric exclusivity if a qualifying pediatric study is performed or in the EU by 12 months if approval for a new indication is obtained during the initial 8 year data exclusivity period and there are no existing therapies for that indication, or there are existing therapies for that indication, but there is a significant clinical benefit to using the drug for which the extra market protection is sought.

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

Commercialization

Except for most of Asia, we have global commercialization rights for roluperidone. We also own worldwide rights for MIN-301. We believe that it will be possible for us to access European and, in the case of roluperidone and MIN-301, other priority markets including the United States, Asia, and Latin America, through a focused, specialized sales force where the population dynamics would prove efficient. We may enter into sales, distribution or other marketing arrangements with third parties for priority markets or limited to certain territories for any of our drug candidates that obtain marketing approval.

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

Government Regulation and Product Approval

Clinical Trials and Marketing Authorization in the European Union

In Europe, a clinical trial application, or CTA, must currently be submitted to the competent national regulatory authority and to independent ethics committees in each country in which we intend to conduct clinical trials. Once the CTA is approved in accordance with that country’s requirements, clinical trial development may proceed in that country. Under the new Regulation on Clinical Trials, there will be a centralized application procedure where one national authority takes the lead in reviewing the application and the other national authorities have only a limited involvement. Any substantial changes to the trial protocol or other information submitted with the clinical trial applications must be notified to or approved by the relevant competent authorities and ethics committees. In all cases, the clinical trials must be conducted in accordance with good clinical practices and other applicable regulatory requirements and medicines used in clinical trials must be manufactured in accordance with good manufacturing practices. A clinical trial may only be undertaken subject to certain conditions. The relevant ethics committee must give its opinion, before a clinical trial commences, on any issue requested. Clinical trials information must be entered into a European database. There are strict requirements in relation to the labeling and packaging of our product candidates, the verification of compliance with the provisions on good clinical and manufacturing practice and the notification of adverse events and serious adverse reactions.

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

Additionally, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. congressional inquiries and proposed federal and proposed and enacted state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. At the state level, legislatures are passing increasing amounts of legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

Healthcare Reform

The United States and some foreign jurisdictions are considering enacting or have enacted a number of additional legislative and regulatory proposals designed to change the healthcare system in ways that could affect our ability to sell our products profitably.

In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives, including the Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively, the ACA, which substantially changed healthcare financing and delivery by both governmental and private insurers, and significantly impacted the pharmaceutical industry. The ACA contains provisions that may potentially reduce the profitability of products, including, for example, increased rebates for products sold to Medicaid programs, extension of Medicaid rebates to Medicaid managed care plans, mandatory discounts for certain Medicare Part D beneficiaries and annual fees based on pharmaceutical companies’ share of sales to federal health care programs. There have been judicial and congressional challenges to the ACA, as well as to repeal or replace certain aspects of the ACA. It is unclear how efforts to repeal and replace the ACA will impact the ACA. We expect that healthcare reform measures that may be adopted in the future may result in more rigorous coverage criteria and lower reimbursement, and in additional downward pressure on the price that may be charged for any of our product candidates, if approved.

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

Human Capital Resources

Employees

As of December 31, 2020, we had 11 full-time employees. In addition, we are or have engaged with a number of consultants and companies, including Pharma Partnering in Research & Strategy SAS, or PPRS, that provide expertise in the key functions involved with the development of our products. None of our employees is subject to a collective bargaining agreement and we consider our relationship with our employees to be good.

Talent Acquisition and Development

We believe the skills and experience of our employees are an essential driver of our business and important to our future prospects. We face intense competition for qualified individuals from numerous pharmaceutical and biotechnology companies, universities, governmental entities and other research institutions, and we believe that our future success will depend in part on our continued ability to attract and retain highly skilled employees. To attract qualified applicants and retain our employees, we offer our employees what we believe to be competitive salaries, comprehensive benefit packages, equity compensation awards, and discretionary bonuses based on a combination of seniority, individual performance and corporate performance.

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

As of December 31, 2020, we had an accumulated deficit of $284.8 million.

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

Our operations and the historic operations of Sonkei and Mind-NRG have consumed substantial amounts of cash since inception. As of December 31, 2020, we had cash, cash equivalents, and restricted cash of $25.5 million. We believe that our existing cash, cash equivalents, and restricted cash will be sufficient to meet our cash commitments for at least the next 12 months after the date that the year-end condensed financial statements are issued. The process of drug development can be costly and the timing and outcomes of clinical trials is uncertain. The assumptions upon which we have based our estimates are routinely evaluated and may be subject to change. The actual amount of our expenditures will vary depending upon a number of factors including but not limited to the design, timing and duration of future clinical trials, the progress of our research and development programs, the infrastructure to support a commercial enterprise, the cost of a commercial product launch, and the level of financial resources available.

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

In addition, our clinical trials may be affected by the COVID-19 pandemic. We may face difficulties enrolling or retaining patients in future clinical trials if patients are affected by the COVID-19 virus or are unable to travel to the clinical trial sites or obtain study medication. Our clinical trials may further be delayed due to prioritization of hospital resources toward the COVID-19 pandemic, and some patients may not be able to comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services. Similarly, our ability to recruit and retain principal investigators and site staff who, as healthcare providers, may have heightened exposure to the COVID-19 virus, could be delayed or disrupted, which would adversely impact our clinical trial operations. As a result, we could experience delays in the completion of our trials, which could result in a material adverse impact on our clinical trial plans and timelines.

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

Our ability to use net operating losses (“NOL”) carryforwards may be limited.

Our ability to use our federal and state NOL carryforwards to offset potential future taxable income is dependent upon our generation of future taxable income before the expiration dates of the NOL carryforwards, and we cannot predict with certainty when, or whether, we will generate sufficient taxable income to use all of our NOL carryforwards. As of December 31, 2020, we had approximately $102.8 million of federal NOL carryforwards and approximately $98.6 million of state NOL carryforwards. Our federal NOL carryforwards will begin to expire in 2030, if not utilized. Under the Tax Cuts and Jobs Act enacted in 2017 (the “Tax Act”), as modified by the Coronavirus Aid, Relief, and Economic Security Act enacted in 2020 (“CARES Act”), federal NOL carryforwards generated in taxable years beginning after December 31, 2017 may be carried forward indefinitely, but the deductibility of such NOL carryforwards in taxable years beginning after December 31, 2020 is limited to 80% of taxable income. Many states have similar laws. Accordingly, our federal and state NOL carryforwards could expire unused and be unavailable to offset future income tax liabilities.

In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), federal NOL carryforwards may become subject to an annual limitation in the event of certain cumulative changes in our ownership. An “ownership change” pursuant to Section 382 of the Code generally occurs if one or more stockholders or groups of stockholders who own at least 5% of the company’s stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. If substantial changes in ownership have occurred, there could be annual limitations on the amount of NOL carryforwards that can be realized in future periods. It is possible that some or all of our existing or future NOL carryforwards could be limited by the provisions of Section 382 of the Tax Code as a result of future changes in ownership, including as a result of subsequent sales of securities by us or our stockholders. Further, state NOL carryforwards may be similarly limited. Any such disallowances may result in greater tax liabilities than we would incur in the absence of such a limitation and any increased liabilities could adversely affect our business, results of operations, financial condition and cash flow.

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

Whether regulatory approval will be granted is unpredictable and depends upon numerous factors, including the substantial discretion of the regulatory authorities. Moreover, the filing of a marketing application, including a New Drug Application (“NDA”), or Biologics License Application (“BLA”), requires a payment of a significant user fee upon submission. The filing of marketing applications for our product candidates may be delayed due to our lack of financial resources to pay such user fee.

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
•

difficulty retaining subjects who have initiated a clinical trial but may be prone to withdraw due to side effects from the therapy, lack of efficacy or personal issues, which are common among schizophrenia and MDD subjects who we require for our clinical trials of our product candidate roluperidone;

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

We have no experience in advancing product candidates beyond Phase 3, which makes it difficult to assess our ability to develop and commercialize our product candidates.

We have no experience in progressing clinical trials past Phase 3, obtaining regulatory marketing approvals or commercializing product candidates. We merged with Sonkei and acquired Mind-NRG and have limited operating history since the respective merger and acquisition. We may encounter unforeseen expenses, difficulties, complications, delays and other known or unknown factors in pursuing our business objectives. We expect our financial condition and operating results to continue to fluctuate significantly from quarter to quarter and year to year due to a variety of factors, many of which are beyond our control. Accordingly, you should not rely upon the results of any quarterly or annual periods as indications of future operating performance.

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

Before obtaining regulatory approvals for the commercial sale of our product candidates, we must demonstrate through lengthy, complex and expensive pre-clinical testing and clinical trials that our product candidates are both safe and effective for use in each target indication, and failures can occur at any stage of testing. Clinical trials often fail to demonstrate safety and statistically significant efficacy of the product candidate studied for the target indication in later stages of clinical development. For example, a Phase 2b trial in MDD with respect to a drug that we were previously developing, MIN-117, failed to achieve its primary endpoint, and we decided to discontinue development of MIN-117 for MDD. Furthermore, the FDA has expressed certain concerns with respect to roluperidone and our continuing Phase 3 and any future trials with roluperidone may fail to demonstrate safety and efficacy. Regulatory authorities may find that our studies do not support, in combination with other studies, approval of our product candidates for the target indication. In addition, our product candidates may be associated with undesirable side effects or have characteristics that are unexpected, which may result in abandoning their development or regulatory authorities restricting or denying marketing approval. For instance, prior clinical studies indicated that roluperidone and MIN-117 may cause adverse events, including, but not limited to, dizziness, vital sign changes, central nervous system events, cardiac events, including prolongation of the QT/QTc interval, and gastrointestinal events. Most product candidates that commence clinical trials are never approved by the applicable regulatory authorities.

In the case of our product candidate roluperidone, we are seeking to develop a treatment for schizophrenia, which adds a layer of complexity to our clinical trials and may delay regulatory approval. The cause and pathophysiology of schizophrenia are not fully understood, and our results will rely on subjective feedback from patients, caregivers and healthcare providers, which is inherently difficult to evaluate, can be influenced by factors outside of our control and can vary widely from day to day for a particular subject, and from subject to subject and site to site within a clinical study. The placebo effect may also have a more significant impact on our clinical trials.

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

Because we have limited financial and management resources, we focus on a limited number of research programs and product candidates. For instance, at the present time we are prioritizing the clinical trials and development of the most advanced of our product candidates, roluperidone. As a result, we may forego or delay pursuit of opportunities with other product candidates, including MIN-301, or for other indications that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial drugs or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights.

Even if we complete the necessary clinical trials, we cannot predict when or if we will obtain marketing approval to commercialize a product candidate or the approval may be for a narrower indication than we expect.

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

Our product candidates are intended for the treatment of schizophrenia, MDD, and Parkinson’s disease. Our projections of both the number of people who have these disorders or diseases, as well as the subsets of people who have the potential to benefit from treatment with our product candidates and who will pursue such treatment, are based on our beliefs and estimates that may prove to be inaccurate. For instance, with respect to schizophrenia and MDD, our estimates are based on the number of patients that suffer from schizophrenia and MDD, but these disorders are difficult to accurately diagnose and high rates of patients may not seek or continue treatment. Our estimates and beliefs are also based on the potential market of other drugs in development for schizophrenia and MDD, which may prove to be inaccurate and our advantages over such drugs may not be, or may not be perceived to be, as significant as we believe they are. If our estimates prove to be inaccurate, even if our products are approved, we may not be able to successfully commercialize them. In addition, the cause and pathophysiology of schizophrenia and MDD are not fully understood, and additional scientific understanding and future drug or non-drug therapies may make our product candidates obsolete.

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

We plan to seek regulatory approval to commercialize our product candidates in the European Union and the United States. We also expect to seek regulatory approval in additional foreign countries. To market and sell our products in other jurisdictions, we must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval may differ substantially from that required to obtain EMA or FDA approval. The regulatory approval process outside the European Union and United States generally includes risks substantially similar to those associated with obtaining EMA or FDA approval. In addition, in many countries outside the United States, we must secure product price and reimbursement approvals before regulatory authorities will approve the product for sale in that country or within a short time after receiving such marketing approval. Obtaining foreign regulatory approvals and compliance with foreign regulatory requirements could result in significant delays, difficulties and costs for us and could delay or prevent the introduction of our products in certain countries. Further, clinical trials conducted in one country may not be accepted by regulatory authorities in other countries and regulatory approval in one country does not ensure approval in any other country, while a failure or delay in obtaining regulatory approval in one country may have a negative effect on the regulatory approval process in others. Also, regulatory approval for any of our product candidates may be withdrawn. If we fail to comply with the regulatory requirements in international markets or do not receive applicable marketing approvals, our target market will be reduced and our ability to realize the full market potential of our product candidates will be harmed and our business will be adversely affected. We may not obtain foreign regulatory approvals on a timely basis, if at all, especially because some foreign jurisdictions require prior approval of a treatment by the domestic regulatory agency. Our failure to obtain approval of any of our product candidates by regulatory authorities in another country may significantly diminish the commercial prospects of that product candidate and our business prospects could decline.

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

Additionally, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed federal and proposed and enacted state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. At the state level, legislatures are passing increasing amounts of legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Our inability to promptly obtain coverage and profitable reimbursement rates from both government-funded and private payors for any approved products that we develop could have a material adverse effect on our operating results, our ability to raise capital needed to commercialize products and our overall financial condition.

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

For example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or, collectively, the ACA, broadened access to health insurance, reduced or constrained the growth of healthcare spending, enhanced remedies against healthcare fraud and abuse, add imposed new transparency requirements for healthcare and health insurance industries, imposed new taxes and fees on pharmaceutical manufacturers and imposed additional health policy reforms. Since the ACA’s enactment, there have been judicial and Congressional challenges to certain aspects of the ACA, and we expect there will be additional challenges and amendments to the ACA in the future. It is unclear how efforts to repeal and replace the ACA will impact the ACA and our business.

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

We own one Swiss subsidiary, expect to engage in significant cross-border activities, and we will be subject to risks related to international operations, including:

•	different regulatory requirements for maintaining approval of drugs in foreign countries;
•	reduced protection for contractual and intellectual property rights in certain countries;
•	unexpected changes in tariffs, trade barriers and regulatory requirements;
•	economic weakness, including inflation, political instability in particular foreign economies and markets, or public health issues or pandemics, such as the coronavirus;
•	compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;
•	compliance with tax laws of various jurisdictions, including with respect to intercompany transfer pricing arrangements and taxable nexus;
•	foreign currency fluctuations, which could result in increased operating expenses and reduced revenue, and other obligations incident to doing business in another country;
•	workforce uncertainty in countries where labor unrest is more common than in North America;
•	tighter restrictions on privacy and the collection and use of patient data; and
•	business interruptions resulting from geopolitical actions, including war and terrorism, or natural disasters including pandemics, earthquakes, typhoons, floods and fires.

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

As of December 31, 2020, we had 11 full-time employees. As our development and commercialization plans and strategies develop, we expect to need additional managerial, operational, sales, marketing, financial and other resources. Future growth would impose significant added responsibilities on members of management, including:

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

We have adopted a code of business ethics and conduct, but it is not always possible to identify and deter employee and independent contractor misconduct, and the precautions we take to detect and prevent improper activities may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with such laws or regulations. If any such actions are instituted against us, those actions could have a significant impact on our business, including the imposition of civil, criminal and administrative penalties, damages, monetary fines, disgorgement, individual imprisonment, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, contractual damages, reputational harm, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, diminished profits and future earnings and curtailment or restructuring of our operations, any of which could adversely affect our ability to operate.

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

We depend on our collaboration with Mitsubishi Tanabe Pharma Corporation, or MTPC, and could be seriously harmed if our license agreement with MTPC was terminated.

We exclusively license roluperidone from MTPC, with the rights to develop, sell and import roluperidone globally, excluding most of Asia.

Substantial potential future milestone payments from Royalty Pharma depend on the development and commercialization of seltorexant. We may be obligated to make payments to Royalty Pharma even if Janssen breaches its obligations to pay us.

On January 19, 2021, we entered into an agreement with Royalty Pharma under which Royalty Pharma acquired our royalty interest in seltorexant for an upfront payment of $60 million and up to $95 million in future milestone payments that are contingent upon the achievement of certain clinical, regulatory and commercial milestones for seltorexant by Janssen or any other party in the event that Janssen sells seltorexant.

Therefore, we will only realize future payments if Janssen achieves certain milestones over which we have no control. Some or all of the milestones may never be achieved, and we may never receive any such future payments.

In addition, if Janssen breaches its contractual obligations to pay royalties, we will be obligated to Royalty Pharma to provide makeup payments to compensate for the loss of those royalties, which payments could be substantial.

We may not be successful in establishing new collaborations which could adversely affect our ability to develop future product candidates and commercialize future products.

We may also seek to enter into product collaborations in the future, including alliances with other biotechnology or pharmaceutical companies, to enhance and accelerate the development of our future product candidates and the commercialization of any resulting products. We face significant competition in seeking appropriate collaborators and the negotiation process is time-consuming and complex. Moreover, we may not be successful in our efforts to establish collaborations or other alternative arrangements for any future product candidates because our research and development pipeline may be insufficient, our product candidates may be deemed to be at too early of a stage of development for collaboration efforts and/or third parties may view our product candidates as lacking the requisite potential to demonstrate safety and efficacy. As a result, we may have to delay the development of a product candidate and attempt to raise significant additional capital to fund development. Even if we are successful in our efforts to establish collaborations, the terms that we agree upon may not be favorable to us and we may not be able to maintain such collaborations if, for example, development or approval of a product candidate is delayed or sales of an approved product are disappointing.

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

To our knowledge, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially own approximately 36% of our voting stock as of December 31, 2020. Accordingly, these stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. The interests of this group of stockholders may not always coincide with the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.

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

We expect that significant additional capital will be needed in the future to fund our planned operations, including to complete clinical trials for our product candidates. To raise capital, we may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner that we will determine from time to time. If we sell common stock, convertible securities or other equity securities, existing stockholders may be materially diluted by subsequent sales, and new investors could gain rights, preferences and privileges senior to the holders of our common stock.

Pursuant to our Amended and Restated 2013 Equity Incentive Plan, our management is authorized to grant up to 11,031,333 stock options or awards to our employees, directors and consultants, and the number of shares of our common stock reserved for future issuance under the plan will be subject to automatic annual increases in accordance with the terms of the plan. To the extent that new options are granted and exercised or we issue additional shares of common stock in the future, our stockholders may experience additional dilution, which could cause our stock price to fall.

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

Securities litigation could result in substantial damages and may divert management’s time and attention from our business.

In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for us because biopharmaceutical companies have experienced significant stock price volatility in recent years. We are currently a target of this type of litigation. See Part I, Item 3, “Legal Proceedings” in this Annual Report on Form 10-K for information concerning securities litigation recently initiated against us and certain of our executive officers and directors and certain other defendants. We may become the target of additional securities litigation in the future. The outcome of litigation is necessarily uncertain, and we could be forced to expend significant resources in the defense of such suits, and we may not prevail. Monitoring and defending against legal actions is time-consuming for our management and detracts from management’s ability to fully focus our internal resources on our business activities. In addition, we may incur substantial legal fees and costs in connection with any such litigation. We have not established any reserves for any potential liability relating to any such potential lawsuits. It is possible that we could, in the future, incur judgments or enter into settlements of claims for monetary damages. We currently maintain insurance coverage for some of these potential liabilities. Other potential liabilities may not be covered by insurance, insurers may dispute coverage or the amount of insurance may not be enough to cover damages awarded. In addition, certain types of damages may not be covered by insurance, and insurance coverage for all or certain forms of liability may become unavailable or prohibitively expensive in the future. A decision adverse to our interests on one or more legal matters or litigation could result in the payment of substantial damages, or possibly fines, and could have a material adverse effect on our reputation, financial condition and results of operations

Provisions in our corporate charter documents and under Delaware law may prevent or frustrate attempts by our stockholders to change our management and hinder efforts to acquire a controlling interest in us, and the market price of our common stock may be lower as a result.

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

On December 8, 2020 and January 11, 2021, purported stockholders of the Company filed two putative securities class action complaints in the United States District Court for the District of Massachusetts, entitled McCoy v. Minerva Neurosciences, Inc., et al., No. 1:20-cv-12176 and Ao v. Minerva Neurosciences, Inc. et al., No. 1:21-cv-10051, respectively, against the Company and the Company’s Chairman and Chief Executive Officer (collectively, the “Defendants"). The complaints are nearly identical and allege that the Defendants made material false and/or misleading statements regarding the development of the Company’s drug candidate roluperidone purportedly causing losses to investors who acquired the Company’s common stock between May 15, 2017 and November 30, 2020. The complaints do not quantify any alleged damages but, in addition to attorneys' fees and costs, plaintiffs seek to recover damages on behalf of themselves and others who acquired the Company’s stock during the putative class period at allegedly inflated prices and purportedly suffered financial harm as a result. On February 8, 2021, three putative lead plaintiffs filed motions to consolidate the cases and to appoint a lead plaintiff. Two of the putative lead plaintiffs withdrew their motions on February 22, 2021. The defendants’ response to the complaints is stayed pending consolidation and resolution of the lead plaintiff motions. We dispute these claims and intend to defend the matter vigorously. Given the uncertainty of litigation, the preliminary stage of the case, and the legal standards that must be met for, among other things, class certification and success on the merits, we cannot estimate the reasonably possible loss or range of loss that may result from this action.

ITEM 4.	Mine Safety Disclosures

Not applicable.

Part II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock has been traded on the Nasdaq Global Market under the symbol “NERV” since our initial public offering on July 1, 2014.

At March 4, 2021, there were approximately 117 holders of record of our common stock. We believe that the number of beneficial owners of our common stock at that date was substantially greater.

Our equity plan information required by this Item is incorporated by reference to the information in Part III, Item 12 of this Annual Report on Form 10-K.

Recent Sales of Unregistered Securities

During the year ended December 31, 2020, we did not issue or sell any unregistered securities not previously disclosed in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

Issuer Purchases of Equity Securities

We did not repurchase any securities during the quarter ended December 31, 2020.

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

Overview

We are a clinical-stage biopharmaceutical company focused on the development and commercialization of proprietary product candidates to treat patients suffering from CNS diseases. Leveraging our scientific insights and clinical experience, we have acquired or in-licensed compounds that we believe have innovative mechanisms of actions and therapeutic profiles that potentially address the unmet needs of patients with these diseases.

We are developing roluperidone (f/k/a MIN-101) for the treatment of negative symptoms in patients with schizophrenia and MIN-301 for the treatment of Parkinson’s disease. In addition, we previously co-developed seltorexant (f/k/a MIN-202 or JNJ-42847922) with Janssen for the treatment of insomnia disorder and adjunctive treatment of MDD. During 2020, we exercised our right to opt out of a joint development agreement with Janssen for the future development of seltorexant. As a result, we will be entitled to collect royalties in the mid-single digits on potential future sales of seltorexant worldwide in certain indications, with no further financial obligations to Janssen. In January 2021, we sold our rights to these potential royalties to Royalty Pharma.

Clinical and Regulatory Updates

In May 2020 we announced top level results from our Phase 3 trial of roluperidone to treat negative symptoms in schizophrenia which was conducted in the United States, Europe and Israel. In total, 515 patients were enrolled into the trial and 513 patients received treatment however the trial failed to meet its primary and key secondary endpoints. Patient evaluation in the open-label extension phase of the Phase 3 trial of roluperidone was achieved on February 15, 2021, with a total of 202 patients completing this phase. Data are expected to be available in the first half of 2021.

In November 2020 we met with the FDA regarding the development of roluperidone for the treatment of negative symptoms of schizophrenia. We plan to continue to communicate with FDA regarding their comments and continue to move forward with the clinical pharmacology, non-clinical, and CMC work needed to support an NDA submission. We anticipate requesting a pre-NDA meeting with FDA to discuss our NDA submission plans based on our clinical efficacy and safety data

We have not received regulatory approvals to commercialize any of our product candidates, and we have not generated any revenue from the sales or license of our product candidates. We have incurred significant operating losses every year since inception. We expect to incur net losses and negative cash flow from operating activities for the foreseeable future in connection with the clinical development and the potential regulatory approval, infrastructure development and commercialization of our product candidates.

Financial Overview

Revenue

None of our product candidates have been approved for commercialization and we have not received any revenue in connection with the sale or license of our product candidates.

During 2020 we exercised our right to opt out of the joint development agreement with Janssen for the future development of seltorexant. As a result, we have no future obligations under the agreement and recognized approximately $41.2 million in collaborative revenue, which we had previously included on our balance sheet under deferred revenue.

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

The historic direct costs relating to each of our product candidates are summarized as follows (in thousands):

	Year Ended December 31,
	2020	2019
Roluperidone(1)	$17,955	$26,353
MIN-117(2)	490	29,007
MIN-301	568	118
Total	$19,013	$55,478

(1)

The $8.4 million decrease in expense for the year ended December 31, 2020 versus 2019 reflects the completion of the Phase 3 core study of roluperidone. Patient evaluation in the open-label extension portion of this study has been completed and data are expected to be available in the first half of 2021.

(2)

The $28.5 million decrease in MIN-117 expense for the year ended December 31, 2020 versus 2019 reflects the completion of a Phase 2b study. The study failed to meet its primary endpoints and, as a result, the 2019 expense includes a $19.0 million charge for the impairment of the related in-process research and development.

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

Interest Expense

Interest expense consists of interest incurred under our former loan with Oxford Finance LLC (“Oxford”), and Silicon Valley Bank (“SVB”). During the years ended December 31, 2020 and 2019, there was no debt outstanding and no interest expense recorded.

Net Operating Losses and Tax Carryforwards

As of December 31, 2020, we had approximately $102.8 million of federal net operating loss carryforwards. These federal net operating loss carryforwards will begin to expire at various dates beginning in 2030, if not utilized. As of December 31, 2020, we had approximately $98.6 million of state net operating loss carryforwards. During the year ended December 31, 2020, no state operating loss carryforwards had expired.

Results of Operations

Comparison of the Years Ended December 31, 2020 and December 31, 2019 (in thousands):

	Year Ended December 31,
	2020	2019
Revenues
Collaborative revenue	$41,176	$—
Total revenues	41,176	—
Expenses
Research and development	22,040	58,124
General and administrative	17,289	17,741
Total expenses	39,329	75,865
Gain (loss) from operations	1,847	(75,865)

Foreign exchange losses	(67)	(29)
Investment income	161	1,456
Gain (loss) before income taxes	1,941	(74,438)
Benefit for income taxes	—	(2,255)
Net Income (loss)	$1,941	$(72,183)

Collaborative Revenue

Collaborative revenue was $41.2 million and $0.0 for the years ended December 31, 2020 and 2019, respectively. The increase in collaborative revenue was the result of our exercising our right to opt out of the co-development agreement with Janssen during 2020. As a result of the opt out we have no further performance obligations and recognized the $41.2 million, which had been previously included on our balance sheet under deferred revenue.

Research and Development Expenses

Research and development expenses were $22.0 million and $58.1 million for the years ended December 31, 2020 and 2019, respectively, a decrease of $36.1 million. The decrease in research and development expenses was primarily due to (i) a $19.0 million charge for the impairment of the in-process research and development related to MIN-117 in December 2019, (ii) approximately $11.0 million from the completion of the Phase 2b clinical trial of MIN-117 in December 2019 and (iii) the completion in May 2020 of the core study portion of the Phase 3 clinical trial of roluperidone. Patient evaluation in the open-label extension portion of this study has been completed and data are expected to be available in the first half of 2021. Non-cash stock compensation expense included in research and development expenses was $3.0 million and $2.6 million for the years ended December 31, 2020 and 2019, respectively.

General and Administrative Expenses

General and administrative expenses were $17.3 million and $17.7 million for the years ended December 31, 2020 and 2019, respectively, a decrease of approximately $0.4 million. The decrease in general and administrative expenses was primarily due to approximately $1.1 million in lower pre-commercial expenses in 2020, offset by higher insurance costs of approximately $0.9 million. Non-cash stock compensation expense included in general and administrative expenses was $6.7 million and $6.5 million for the years ended December 31, 2020 and 2019, respectively.

Foreign Exchange Losses

Foreign exchange losses were $67 thousand and $29 thousand for the years ended December 31, 2020 and 2019, respectively, an increase of $38 thousand. The loss was primarily due to a higher level of clinical activities in 2020 denominated in Euros.

Investment Income

Investment income was $0.2 million and $1.5 million for the years ended December 31, 2020 and 2019, respectively, a decrease of $1.3 million. The decrease was primarily due to lower average balances for cash equivalents and marketable securities during 2020.

Benefit for Income Taxes

Benefit for income taxes was zero and $2.3 million for the years ended December 31, 2020 and 2019, respectively, a decrease of $2.3 million. The $2.3 million benefit was a result of lowering the deferred tax liability due to the impairment of the MIN-117 IPR&D asset during 2019.

Liquidity and Capital Resources

As of December 31, 2020, we had an accumulated deficit of approximately $284.8 million. We anticipate that we will continue to incur net losses for the foreseeable future as we continue the development and potential commercialization of our product candidates and to support our operations as a public company. At December 31, 2020, we had approximately $25.5 million in cash, cash equivalents, and restricted cash. In January 2021 Royalty Pharma acquired our royalty interest in seltorexant for an upfront payment of $60 million and up to $95 million in additional milestone payments. The future milestone payments to us will be contingent on the achievement of certain clinical, regulatory and commercialization milestones for seltorexant by Janssen. Seltorexant is currently in Phase 3 development for the treatment of MDD with insomnia symptoms by Janssen. We believe that with the upfront payment of $60 million, our existing cash, cash equivalents, and restricted cash will be sufficient to meet our cash commitments for at least the next 12 months after the date that the financial statements are issued.

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

Sources of Funds

At-the-Market Equity Offering Program

In August 2018 we entered into the Sales Agreement with Jefferies LLC pursuant to which we may offer and sell, from time to time, through Jefferies, up to $50.0 million in shares of our common stock, by any method permitted by law deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended. During the year ended December 31, 2020, we issued and sold 3,381,608 shares of our common stock under the Sales Agreement. The shares were sold at an average price of $3.7113 per share for aggregate net proceeds to us of approximately $12.1 million, after deducting sales commissions and offering costs payable by us.

Seltorexant Royalties

We previously co-developed seltorexant with Janssen for the treatment of insomnia disorder and adjunctive treatment of MDD. During 2020, we exercised our right to opt out of a joint development agreement with Janssen for the future development of seltorexant. As a result, we will be entitled to collect royalties in the mid-single digits on potential future sales of seltorexant worldwide in certain indications, with no further financial obligations to Janssen.

On January 19, 2021, we entered into an agreement with Royalty Pharma under which Royalty Pharma has acquired our royalty interest in seltorexant for an upfront payment of $60 million and up to $95 million in future milestone payments, contingent upon the achievement of certain clinical, regulatory and commercial milestones for seltorexant by Janssen or any other party in the event that Janssen sells seltorexant.

Uses of Funds

To date, we have not generated any revenue from sales of products. We have only generated collaborative revenue due to opting out of our license and co-development agreement with Janssen, and have only generated revenue from the one-time sale of our royalty interests in seltorexant to Royalty Pharma. We do not know when, or if, we will generate any revenue from sales of our products, or from the potential future royalty streams associated with the sale of our royalty interests in seltorexant to Royalty Pharma. We do not expect to generate significant revenue from product sales unless and until we obtain regulatory approval of and commercialize any of our product candidates. At the same time, we expect our expenses to increase in connection with our ongoing development activities, particularly as we continue the research, development and clinical trials of, and seek regulatory approval for, our product candidates. We also expect to continue to incur costs associated with operating as a public company. In addition, subject to obtaining regulatory approval of any of our product candidates, we expect to incur significant commercialization expenses for product sales, marketing, manufacturing and distribution.

Until such time, if ever, as we can generate substantial revenue from product sales, we expect to finance our cash needs through a combination of equity offerings, debt financings, government or other third party funding, commercialization, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of our common stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Additional debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through government or other third party funding, commercialization, marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us. There can be no assurance that such additional funding, if available, can be obtained on terms acceptable to us, and the uncertainty and volatility in the capital markets caused by the continuing COVID-19 pandemic may negatively impact the availability and cost of capital. If we are unable to obtain additional financing, future operations would need to be scaled back or discontinued. We believe that our existing cash, cash equivalents, and restricted cash will be sufficient to meet our cash commitments for at least the next 12 months after the date that the financial statements are issued. The timing of future capital requirements depends upon many factors including the size and timing of future clinical trials, the timing and scope of any strategic partnering activity and the progress of other research and development activities.

Cash Flows

The tables below set forth our significant sources and uses of cash for the periods set forth below.

	Year Ended December 31,
	2020	2019
	(dollars in millions)
Net cash (used in) provided by:
Operating activities	$(33.8)	$(43.4)
Investing activities	24.5	14.1
Financing activities	13.2	0.5
Net increase (decrease) in cash	$3.9	$(28.8)

Net Cash Used in Operating Activities

Net cash used in operating activities of approximately $33.8 million during the year ended December 31, 2020 was primarily due to decreases in deferred revenue of $41.2 million, accrued expenses of $2.1 million and accounts payable of $1.3 million, and an increase of prepaid expense of $0.8 million. The cash used was partially offset by our net income of $1.9 million and stock-based compensation expense of $9.7 million.

Net cash used in operating activities of approximately $43.4 million during the year ended December 31, 2019 was primarily due to our net loss of $72.2 million, a decrease of $2.2 million in deferred taxes, and amortization of investments of $0.8 million, partially offset by an impairment expense of in process research and development assets of $19.0 million, stock-based compensation expense of $9.2 million, an increase in accrued expenses $2.3 million, a decrease in prepaid expenses of $0.7 million, and an increase in accounts payable of $0.6 million.

Net Cash Provided by Investing Activities

Net cash provided by investing activities of approximately $24.5 million during the year ended December 31, 2020 was primarily due to the maturity and redemption of marketable securities of $28.4 million, partially offset by the purchase of marketable securities of $3.9 million.

Net cash provided by investing activities of approximately $14.1 million during the year ended December 31, 2019 was primarily due to the maturity and redemption of marketable securities of $75.2 million, partially offset by the purchase of marketable securities of $61.1 million.

Net Cash Provided by (Used In) Financing Activities

Net cash provided by financing activities of $13.2 million during the year ended December 31, 2020 was due to gross proceeds received from the ‘at the market’ stock offering of $12.6 million less costs of $0.5 million, and proceeds from the exercise of common stock options of $1.1 million.

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

In-process Research and Development

In-process research and development, or IPR&D, assets represent capitalized incomplete research projects that we acquired through business combinations. Such assets are initially measured at their acquisition date fair values. The initial fair values of the research projects is recorded as intangible assets on the balance sheet, rather than expensed, regardless of whether these assets have an alternative future use.

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

Potential triggering events that could indicate whether an impairment to the IPR&D may have occurred include: clinical trial results where the compound under investigation did not meet pre‑established criteria or clinical endpoints, failure to obtain regulatory approval, the inability to fund future clinical trials, failure to obtain patent protection, adverse changes in the regulatory environment, the approval of competing therapies or compounds, adverse changes in applicable laws or regulations and a variety of other circumstances. The impairment of IPR&D could have a material adverse impact on our financial condition. In order to determine whether an impairment has occurred, management must evaluate the events and incorporate multiple assumptions including: costs associated with continuing the development program, competing therapies or compounds, potential market size, estimated future cash flows and other factors. When testing indefinite-lived intangibles for impairment, we may assess qualitative factors for our indefinite-lived intangibles to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the asset is impaired. Alternatively, we may bypass this qualitative assessment for some or all of our indefinite-lived intangibles and perform the quantitative impairment test that compares the fair value of the indefinite-lived intangible asset with the asset’s carrying amount. We test our IPR&D for impairment as of November 30. There was no impairment of the Mind-NRG IPR&D asset for the years ended December 31, 2020 or 2019.

Impairment of MIN-117 In-process Research and Development Asset.

As a result of our Phase 2b trial of MIN-117 in adult patients suffering from moderate to severe MDD not meeting its primary and key secondary endpoints and our decision not to further the clinical development of MIN-117 in MDD, we determined that the MIN-117 IPR&D was fully impaired and recognized a $19.0 million expense, which was included as a component of research and development expense, during the year ended December 31, 2019.

Goodwill

We test our goodwill for impairment annually, or whenever events or changes in circumstances indicate an impairment may have occurred, by comparing our reporting unit’s carrying value to its fair value. Impairment may result from, among other things, deterioration in the performance of the acquired business, adverse market conditions, adverse changes in applicable laws or regulations and a variety of other circumstances. If we determine that an impairment has occurred, we are required to record a write-

down of the carrying value and charge the impairment as an operating expense in the period the determination is made. In evaluating the recoverability of the carrying value of goodwill, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the acquired assets. Changes in strategy or market conditions could significantly impact those judgments in the future and require an adjustment to the recorded balances. We test our goodwill for impairment as of November 30. There was no impairment of goodwill for the years ended December 31, 2020 or 2019.

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

We use a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. We have elected to treat interest and penalties, to the extent they arise, as a component of income taxes. There was no interest or penalties related to income taxes for the years ended December 31, 2020 or 2019. Income tax years beginning in 2012 for federal and state purposes are generally subject to examination by taxing authorities, although net operating losses from all prior years are subject to examinations and adjustments for at least three years following the year in which the tax attributes are utilized.

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

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Minerva Neurosciences, Inc. and subsidiaries (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of operations, stockholders' equity, and cash flows, for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

In-Process Research and Development — Refer to Note 2 to the financial statements

Critical Audit Matter Description

The Company has in-process research and development assets (“IPR&D”) that are indefinite-lived intangible assets. As of December 31, 2020, the carrying value of the Company’s IPR&D was $15 million and has not changed since 2019. To assess the IPR&D carrying value for impairment, management estimates the fair value of IPR&D annually on its elected assessment date of November 30, 2020, using a multi-period excess earnings method, which is a specific discounted cash flow method. The determination of the fair value requires management to make significant estimates related to the discount rate used in the model and for the estimated timing of commercialization of the drugs. Changes in these assumptions could have a significant impact on the fair value of the IPR&D and a significant change in fair value could cause a significant impairment.

We identified IPR&D as a critical audit matter because of the significant estimates and assumptions management makes related to the commercialization dates of the drugs and selection of the discount rates to determine the fair value of the IPR&D. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate the selection of the discount rates and the reasonableness of management’s forecast of the commercialization dates for IPR&D.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the selection of the discount rates and forecast of the commercialization dates for IPR&D included the following, among others:

•	We evaluated the reasonableness and consistency of management’s selection and application of the models used to perform the annual impairment evaluation.
•	With the assistance of our fair value specialists, we:
–	Evaluated the valuation model to ensure it is consistent with the selected valuation methodologies and assumptions.
–	Tested the mathematical accuracy of the models used by management.
–	Evaluated the reasonableness of the discount rates by:
▪	Testing the source information underlying the determination of the discount rates and the mathematical accuracy of the calculation.
▪	Developing a range of independent estimates and comparing those to the discount rates selected by management.
•	We evaluated the reasonableness of management’s forecasts of commercialization dates by:
–	Comparing management’s forecasts with internal communications to management and the Board of Directors.
–	Considering the impact of changes in the regulatory environment on management’s forecasts.
–	Comparing management’s forecasts with industry data.

/s/ DELOITTE & TOUCHE LLP

Boston, Massachusetts

March 8, 2021

We have served as the Company's auditor since 2013.

MINERVA NEUROSCIENCES, INC.

Consolidated Balance Sheets

	December 31,	December 31,
	2020	2019
Assets
Current assets
Cash and cash equivalents	$25,356,952	$21,412,623
Marketable securities	—	24,441,520
Restricted cash	100,000	100,000
Prepaid expenses and other current assets	1,983,264	1,182,483
Total current assets	27,440,216	47,136,626

Equipment, net	—	16,011
Other noncurrent assets	14,808	14,808
Operating lease right-of-use assets	101,786	261,952
In-process research and development	15,200,000	15,200,000
Goodwill	14,869,399	14,869,399
Total assets	$57,626,209	$77,498,796

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$995,614	$2,317,004
Accrued expenses and other current liabilities	2,053,409	4,139,163
Operating leases	111,229	172,901
Total current liabilities	3,160,252	6,629,068
Deferred taxes	1,803,356	1,803,356
Deferred revenue	—	41,175,600
Noncurrent operating leases	—	111,229
Total liabilities	4,963,608	49,719,253
Commitments and contingencies (Note 9)

Stockholders’ equity
Preferred stock; $.0001 par value; 100,000,000 shares authorized; none issued or outstanding as of December 31, 2020 and 2019, respectively	—	—
Common stock; $.0001 par value; 125,000,000 shares authorized; 42,721,566 and 39,084,121 shares issued and outstanding as of December 31, 2020 and 2019, respectively	4,272	3,908
Additional paid-in capital	337,453,776	314,511,853
Accumulated deficit	(284,795,447)	(286,736,218)
Total stockholders’ equity	52,662,601	27,779,543
Total liabilities and stockholders’ equity	$57,626,209	$77,498,796

See accompanying notes to the consolidated financial statements.

MINERVA NEUROSCIENCES, INC.

Consolidated Statements of Operations

	Year Ended December 31,
	2020	2019
Revenues
Collaborative revenue	$41,175,600	$—
Total revenues	41,175,600	—
Expenses
Research and development	22,039,440	58,124,354
General and administrative	17,289,413	17,740,742
Total expenses	39,328,853	75,865,096
Gain (loss) from operations	1,846,747	(75,865,096)

Foreign exchange losses	(67,183)	(28,545)
Investment income	161,207	1,456,019
Gain (loss) before income taxes	1,940,771	(74,437,622)
Benefit for income taxes	—	(2,254,132)
Net Income (loss)	$1,940,771	$(72,183,490)

Net income (loss) per share, basic	$0.05	$(1.85)
Weighted average shares outstanding, basic	40,823,717	39,014,302
Net income (loss) per share, diluted	$0.05	$(1.85)
Weighted average shares outstanding, diluted	40,916,871	39,014,302

See accompanying notes to the consolidated financial statements.

MINERVA NEUROSCIENCES, INC.

Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-In Capital	Deficit	Total
Balances at January 1, 2019	38,937,971	$3,894	$304,813,603	$(214,552,728)	$90,264,769
Exercise of stock options	87,500	8	524,991	—	524,999
Vesting of restricted stock units	58,650	6	(6)	—	—
Stock-based compensation	—	—	9,173,265	—	9,173,265
Net loss	—	—	—	(72,183,490)	(72,183,490)
Balances at December 31, 2019	39,084,121	$3,908	$314,511,853	$(286,736,218)	$27,779,543
Issuance of common stock in a public offering	3,381,608	338	12,549,731	—	12,550,069
Costs related to issuance of common stock	—	—	(455,666)	—	(455,666)
Exercise of stock options	198,762	20	1,143,635	—	1,143,655
Vesting of restricted stock units	57,075	6	(6)	—	—
Stock-based compensation	—	—	9,704,229	—	9,704,229
Net income	—	—	—	1,940,771	1,940,771
Balances at December 31, 2020	42,721,566	$4,272	$337,453,776	$(284,795,447)	$52,662,601

See accompanying notes to the consolidated financial statements.

MINERVA NEUROSCIENCES, INC.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$1,940,771	$(72,183,490)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Impairment of in-process research and development	—	19,000,000
Depreciation and amortization	16,011	17,467
Accretion of marketable securities premium	(86,774)	(764,057)
Amortization of right-of-use assets	160,166	144,040
Stock-based compensation expense	9,704,229	9,173,265
Deferred taxes	—	(2,254,132)
Changes in operating assets and liabilities
Prepaid expenses and other current assets	(800,781)	723,266
Accounts payable	(1,321,390)	517,338
Accrued expenses and other current liabilities	(2,085,754)	2,329,631
Operating lease liabilities, current	(61,672)	37,351
Deferred revenue	(41,175,600)	—
Operating lease liabilities, noncurrent	(111,229)	(172,902)
Net cash used in operating activities	(33,822,023)	(43,432,223)

Cash flows from investing activities:
Purchases of marketable securities	(3,871,706)	(61,094,024)
Proceeds from the maturity and redemption of marketable securities	28,400,000	75,179,000
Net cash provided by investing activities	24,528,294	14,084,976

Cash flows from financing activities:
Proceeds from sales of common stock in public offering	12,550,069	—
Fees paid in connection with public offering	(455,666)	—
Proceeds from exercise of stock options	1,143,655	524,999
Net cash provided by financing activities	13,238,058	524,999
Net increase (decrease) in cash, cash equivalents, and restricted cash	3,944,329	(28,822,248)

Cash, cash equivalents, and restricted cash
Beginning of period	21,512,623	50,334,871
End of period	$25,456,952	$21,512,623
Supplemental disclosure of cash flow information
Cash paid for interest	$—	$—
Reconciliation of the Condensed Consolidated Statements of Cash Flows to the Condensed Consolidated Balance Sheets
Cash and cash equivalents	$25,356,952	$21,412,623
Restricted cash	$100,000	$100,000
Total cash, cash equivalents, and restricted cash	$25,456,952	$21,512,623

See accompanying notes to the consolidated financial statements.

MINERVA NEUROSCIENCES, INC.

Notes To Consolidated Financial Statements

December 31, 2020 and 2019

NOTE 1 — NATURE OF OPERATIONS AND LIQUIDITY

Nature of Operations

Minerva Neurosciences, Inc. (“Minerva” or the “Company”) is a clinical-stage biopharmaceutical company focused on the development and commercialization of product candidates to treat patients suffering from central nervous system diseases (“CNS”). The Company’s lead product candidate is roluperidone (f/k/a MIN-101), a compound the Company is developing for the treatment of negative symptoms in patients with schizophrenia, and MIN-301, a compound the Company is developing for the treatment of Parkinson’s disease. In addition, Minerva has been co-developing seltorexant (f/k/a MIN-202 or JNJ-42847922) with Janssen Pharmaceutica NV (“Janssen”) for the treatment of insomnia disorder and adjunctive treatment of Major Depressive Disorder (“MDD”). During 2020 Minerva exercised its right to opt out of the joint development agreement with Janssen for the future development of seltorexant. As a result, the Company will be entitled to collect a royalty on worldwide sales of seltorexant in certain indications in the mid-single digits, with no further financial obligations to Janssen. In January 2021, the Company sold its rights to these potential royalties to Royalty Pharma.

The Company holds the license to roluperidone from Mitsubishi Tanabe Pharma Corporation (“MTPC”) with the rights to develop, sell and import roluperidone globally, excluding most of Asia. The Company also has exclusive rights to develop and commercialize MIN-301.

Liquidity

The accompanying financial statements have been prepared as though the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has limited capital resources and has incurred recurring operating losses and negative cash flows from operations since inception. As of December 31, 2020, the Company has an accumulated deficit of approximately $284.8 million and net cash used in operating activities was approximately $33.8 million during the year ended December 31, 2020. Management expects to continue to incur operating losses and negative cash flows from operations. The Company has financed its operations to date from proceeds from the sale of common stock, warrants, loans and convertible promissory notes.

As of December 31, 2020, the Company had cash, cash equivalents, and restricted cash of $25.5 million. In January 2021, Royalty Pharma acquired Minerva’s royalty interest in seltorexant for an upfront payment of $60 million and up to $95 million in additional milestone payments. The future milestone payments to Minerva will be contingent on the achievement of certain clinical, regulatory and commercialization milestones for seltorexant by Janssen. Seltorexant is currently in Phase 3 development for the treatment of major depressive disorder (MDD) with insomnia symptoms by Janssen. The Company believes that with the upfront payment of $60 million, its existing cash, cash equivalents, and restricted cash will be sufficient to meet its cash commitments for at least the next 12 months after the date that the financial statements are issued. The process of drug development can be costly and the timing and outcomes of clinical trials is uncertain. The assumptions upon which the Company has based its estimates are routinely evaluated and may be subject to change. The actual amount of the Company’s expenditures will vary depending upon a number of factors including but not limited to the design, timing and duration of future clinical trials, the progress of the Company’s research and development programs, the infrastructure to support a commercial enterprise, the cost of a commercial product launch, and the level of financial resources available. The Company has the ability to adjust its operating plan spending levels based on the timing of future clinical trials, which will be predicated upon adequate funding to complete the trials.

During the 12 months ended December 31, 2020, the Company issued and sold 3,381,608 shares of the Company's common stock under the Open Market Sale Agreement (the “Sales Agreement”) with Jefferies, LLC (“Jefferies”). The shares were sold at an average price of $3.7113 per share for aggregate net proceeds to the Company of approximately $12.1 million, after deducting sales commissions and offering costs payable by the Company.

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

Significant Risks and Uncertainties

Litigation

On December 8, 2020 and January 11, 2021, purported stockholders of the Company filed two putative securities class action complaints in the United States District Court for the District of Massachusetts, entitled McCoy v. Minerva Neurosciences, Inc., et al., No. 1:20-cv-12176 and Ao v. Minerva Neurosciences, Inc. et al., No. 1:21-cv-10051, respectively, against the Company and the Company’s Chairman and Chief Executive Officer (collectively, the “Defendants"). The complaints are nearly identical and allege that the Defendants made material false and/or misleading statements regarding the development of the Company’s drug candidate roluperidone purportedly causing losses to investors who acquired the Company’s common stock between May 15, 2017 and November 30, 2020. The complaints do not quantify any alleged damages but, in addition to attorneys' fees and costs, plaintiffs seek to recover damages on behalf of themselves and others who acquired the Company’s stock during the putative class period at allegedly inflated prices and purportedly suffered financial harm as a result. On February 8, 2021, three putative lead plaintiffs filed motions to consolidate the cases and to appoint a lead plaintiff. Two of the putative lead plaintiffs withdrew their motions on February 22, 2021. The defendants’ response to the complaints is stayed pending consolidation and resolution of the lead plaintiff motions. We dispute these claims and intend to defend the matter vigorously. Given the uncertainty of litigation, the preliminary stage of the case, and the legal standards that must be met for, among other things, class certification and success on the merits, we cannot estimate the reasonably possible loss or range of loss that may result from this action.

COVID-19 Pandemic

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

While the COVID-19 pandemic has not had a material adverse impact on the Company’s operations to date, this disruption, if sustained or recurrent, could have a material adverse effect on the Company’s operating results, its ability to raise capital needed to develop and commercialize products and the Company’s overall financial condition. In addition, a recession or market correction resulting from the spread of the coronavirus could materially affect the value of the Company’s common stock. The impact of the COVID-19 pandemic may also exacerbate other risks discussed in this Annual Report on Form 10-K. Refer to Item 1A. “Risk Factors” in this Annual Report on Form 10-K for a complete description of the material risks that the Company currently faces.

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

Restricted cash

Cash accounts with any type of restriction are classified as restricted. The Company maintained restricted cash balances as collateral for corporate credit cards in the amount of $0.1 million at December 31, 2020 and 2019.

Marketable securities

Marketable securities consisted of corporate and U.S. government debt securities. Based on the Company’s intentions regarding its marketable securities, all marketable securities were classified as held-to-maturity and were carried under the amortized cost approach. The Company’s investments in marketable securities were classified as Level 2 within the fair value hierarchy. As of December 31, 2020, all marketable securities have matured or been redeemed. The following table provides the amortized cost basis, aggregate fair value, unrealized gains/losses, and the net carrying value of investments in held-to-maturity securities as of December 31, 2019:

	December 31, 2019
	Amortized Cost	Aggregate Fair Value	Unrealized Gains	Unrealized Losses	Net Carrying Value
Marketable securities:
Corporate bonds/notes	$2,701,114	$2,700,678	$436	$—	$2,701,114
Commercial paper	19,245,921	19,245,921	—	—	19,245,921
U.S. government agency securities	2,494,485	2,495,675	—	(1,190)	2,494,485
Marketable securities total	$24,441,520	$24,442,274	$436	$(1,190)	$24,441,520

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

In-process research and development

In-process research and development (“IPR&D”) assets represent capitalized incomplete research projects that the Company acquired through business combinations. Such assets are initially measured at their acquisition date fair values. The initial fair values of the research projects are recorded as intangible assets on the balance sheet, rather than expensed, regardless of whether these assets have an alternative future use.

The amounts capitalized are being accounted for as indefinite-lived intangible assets, subject to impairment testing, until completion or abandonment of research and development efforts associated with the project. An IPR&D asset is considered abandoned when it ceases to be used (that is, research and development efforts associated with the asset have ceased, and there are no plans to sell or license the asset or derive defensive value from the asset). At that point, the asset is considered to be disposed of and is written off. Upon successful completion of each project, the Company will make a determination about the then remaining useful life of the intangible asset and begin amortization. The Company tests its indefinite-lived intangibles, IPR&D assets, for impairment annually on November 30 and more frequently if events or changes in circumstances indicate that it is more likely than not that the asset is impaired. When testing indefinite-lived intangibles for impairment, the Company may assess qualitative factors for its indefinite-lived intangibles to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the asset is impaired. Alternatively, the Company may bypass this qualitative assessment for some or all of its indefinite-lived intangibles and perform the quantitative impairment test that compares the fair value of the indefinite-lived intangible asset with the asset’s carrying amount. There was no impairment of the Mind-NRG IPR&D asset for the years ended December 31, 2020 or 2019.

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

Income (loss) per share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding for the period. Diluted net income (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the earnings of the entity. The treasury stock method is used to determine the dilutive effect of the Company’s stock options and warrants.

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

The Company uses a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. The Company has elected to treat interest and penalties, to the extent they arise, as a component of income tax expense. There was no interest or penalties related to income taxes for the years ended December 31, 2020 or 2019. Income tax years beginning in 2012 for federal and state purposes are generally subject to examination by taxing authorities, although net operating losses from all prior years are subject to examinations and adjustments for at least three years following the year in which the tax attributes are utilized.

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

Long-lived assets

The Company reviews the recoverability of all long-lived assets, including the related useful lives, whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset might not be recoverable. If required, the Company compares the estimated undiscounted future net cash flows to the related asset’s carrying value to determine whether there has been an impairment. If an asset is considered impaired, the asset is written down to fair value, which is based either on discounted cash flows or appraised values in the period the impairment becomes known. The Company believes that all long-lived assets are recoverable, and no impairment was deemed necessary at December 31, 2020 and 2019.

Goodwill

The Company tests its goodwill for impairment annually, or whenever events or changes in circumstances indicate an impairment may have occurred, by comparing its reporting unit’s carrying value to its fair value. Impairment may result from, among other things, deterioration in the performance of the acquired business, adverse market conditions, adverse changes in applicable laws or regulations and a variety of other circumstances. If the Company determines that an impairment has occurred, it is required to record a write-down of the carrying value and charge the impairment as an operating expense in the period the determination is made. In evaluating the recoverability of the carrying value of goodwill, the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the acquired assets. Changes in strategy or market conditions could significantly impact those judgments in the future and require an adjustment to the recorded balances. The Company tested its goodwill for impairment as of November 30. There was no impairment of goodwill for the years ended December 31, 2020 or 2019.

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

The following tables present information about the Company’s cash equivalents and marketable securities as of December 31, 2020 and 2019, measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value:

	December 31, 2020
	Total	Level 1	Level 2	Level 3
Cash equivalents	$21,992,701	$21,992,701	$—	$—
Total fair value	$21,992,701	$21,992,701	$—	$—

	December 31, 2019
	Total	Level 1	Level 2	Level 3
Cash equivalents	$17,385,141	$16,187,361	$1,197,780	$—
Marketable securities	24,442,274	—	24,442,274	—
Total fair value	$41,827,415	$16,187,361	$25,640,054	$—

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

When the Company enters into an arrangement that meets the definition of a collaboration under ASC 808, Collaborative Arrangements, the Company recognizes revenue as research and development is performed and its respective share of the expenses are incurred. The Company assesses whether the arrangement contains multiple elements or deliverables, which may include (1) licenses to the Company's technology, (2) research and development activities performed for the collaboration partner, and (3) participation on Joint Steering Committees. Payments may include non-refundable, upfront payments, milestone payments upon achieving significant development events, and royalties on future sales. Each required deliverable is evaluated to determine whether it qualifies as a separate unit of accounting based on whether the deliverable has “stand-alone value” to the customer. The arrangement’s consideration is then allocated to each separate unit of accounting based on the relative selling price of each deliverable. The estimated selling price of each deliverable is determined using the following hierarchy of values: (i) vendor-specific objective evidence of fair value, (ii) third-party evidence of selling price, and (iii) best estimate of selling price. The best estimate of selling price reflects the Company’s best estimate of what the selling price would be if the deliverable was regularly sold by the Company on a stand-alone basis. The consideration allocated to each unit of accounting is then recognized as the related goods or services are delivered, limited to the consideration that is not contingent upon future deliverables. Supply or service transactions may involve the charge of a nonrefundable initial fee with subsequent periodic payments for future products or services. The up-front fees, even if nonrefundable, are recognized as revenue as the products and/or services are delivered and performed over the term of the arrangement. During the year ended December 31, 2020, the Company recognized $41.2 million in collaborative revenue as a result of opting out of its agreement with Janssen (see Note 5).

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

NOTE 3 — ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following:

	Year Ended December 31,
	2020	2019
Research and development costs and other accrued expenses	$1,880,552	$3,824,950
Accrued Severance	31,876	—
Professional fees	140,981	314,213
	$2,053,409	$4,139,163

NOTE 4 — NET INCOME (LOSS) PER SHARE OF COMMON STOCK

Basic income (loss) per share is calculated by dividing the net income (loss) by the weighted average number of shares of common stock outstanding. Diluted income per share is computed by dividing the net income by the weighted average number of shares of common stock outstanding, plus potential outstanding common stock for the period. Potential outstanding common stock includes stock options and shares underlying RSUs, but only to the extent that their inclusion is dilutive. The following table sets forth the computation of basic and diluted income (loss) per share for common stockholders:

	Year Ended December 31,
	2020	2019
Net income (loss)	$1,940,771	$(72,183,490)
Weighted average shares of common stock outstanding - basic	40,823,717	39,014,302
Dilutive effect	93,154	—
Weighted average shares of common stock outstanding - diluted	40,916,871	39,014,302
Net income (loss) per ordinary share:
Basic	$0.05	$(1.85)
Diluted	$0.05	$(1.85)

The following securities outstanding at December 31, 2020 and 2019 have been excluded from the calculation of weighted average shares outstanding as their effect on the calculation of loss per share is antidilutive:

	Year Ended December 31,
	2020	2019
Common stock options	8,602,722	9,040,328
Restricted stock units	—	68,650
Common stock warrants	40,790	40,790

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

On June 30, 2020, the Company exercised its right to opt out of the Agreement with Janssen pursuant to a Settlement Agreement with Janssen dated June 24, 2020 (the “Settlement Agreement”), which became effective upon exercise of the opt out, pursuant to which the Company and Janssen resolved certain disputes under the Agreement. Under the Settlement Agreement, the Company agreed not to assert that Decision Point 4 has not been reached, Janssen waived the requirement that opt-out occur after Decision Point 4 in order for the Company to receive a royalty on sales of seltorexant after opt-out, and the Company and Janssen agreed to waive any payments to the other with respect to development costs for seltorexant. As a result of the exercise of its right to opt out of the Agreement with Janssen, the Agreement is deemed to have been terminated effective as of October 2, 2019. The Company will be entitled to collect a royalty on worldwide sales of seltorexant in certain indications in the mid-single digits, with no further financial obligations to Janssen.

As a result of opting out of the Agreement with Janssen, the Company recognized $41.2 million in collaborative revenue during the second quarter of 2020 which had previously been included on the balance sheet under deferred revenue. The $41.2 million in collaborative revenue represents the $30 million payment made by Janssen and $11.2 million in previously accrued collaborative expenses forgiven by Janssen upon the effective date of the Amendment. The Company does not have any future performance obligations under the agreement and would recognize any future royalty revenues in the periods of the sale of the related products.

On January 19, 2021, The Company announced an agreement with Royalty Pharma under which Royalty Pharma acquired Minerva’s royalty interest in seltorexant for an upfront payment of $60 million and up to an additional $95 million in additional milestone payments. These milestone payments are contingent upon the achievement of certain clinical, regulatory and commercial milestones for seltorexant by Janssen or any other party in the event that Janssen sells seltorexant.

NOTE 6 — STOCKHOLDERS’ EQUITY

At-the-Market Equity Offering Program

On August 10, 2018, the Company entered into the Sales Agreement with Jefferies pursuant to which the Company may offer and sell, from time to time, through Jefferies, up to $50.0 million in shares of the Company's common stock, by any method permitted by law deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended. During the year ended December 31, 2020, the Company issued and sold 3,381,608 shares of the Company's common stock under the Sales Agreement. The shares were sold at an average price of $3.7113 per share for aggregate net proceeds to the Company of approximately $12.1 million, after deducting sales commissions and offering costs payable by the Company.

Term Loan Warrants

In connection with the Company’s former Loan and Security Agreement with Oxford Finance LLC and Silicon Valley Bank (the “Lenders”), which provided for term loans to the Company in an aggregate principal amount of up to $15 million in two tranches on January 15, 2016, the Company issued the Lenders warrants to purchase 40,790 shares of common stock at a per share exercise price of $5.516. The warrants are immediately exercisable upon issuance, and other than in connection with certain mergers or acquisitions, will expire on the ten-year anniversary of the date of issuance. The fair value of the warrants was estimated at $0.2 million using a Black-Scholes model and assuming: (i) expected volatility of 100.8%, (ii) risk free interest rate of 1.83%, (iii) an expected life of 10 years and (iv) no dividend payments. The fair value of the warrants was included as a discount to the term loans drawn at such time and also as a component of additional paid-in capital and were amortized to interest expense over the term of the loan. Although the term loans were repaid in August 2018, all related warrants were outstanding and exercisable as of December 31, 2020.

NOTE 7 — STOCK AWARD PLAN AND STOCK-BASED COMPENSATION

In December 2013, the Company adopted the 2013 Equity Incentive Plan (as subsequently amended and restated, the “Plan”), which provides for the issuance of options, stock appreciation rights, stock awards and stock units. Pursuant to Nasdaq listing rules, the Company issued inducement awards in December 2017 to the Company’s President outside of the Plan in the form of an option to purchase 775,000 shares of the Company’s common stock and a RSU award to purchase 40,000 shares of the Company’s common stock. As of September 30, 2020, all remaining inducement awards have been canceled or expired. In June 2020, the Company increased the aggregate number of shares of common stock authorized for issuance under the Plan by 2,000,000 shares. Stock option activity for employees and non-employees for the year ended December 31, 2020 is as follows:

	Shares Issuable Pursuant to Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Terms (years)	Total Intrinsic Value (in thousands)
Outstanding January 1, 2020	9,040,328	$6.98	7.3	$7,420

Granted	3,003,344	$5.86
Exercised	(198,762)	$5.75
Forfeited	(1,689,031)	$7.20
Expired	(105,356)	$9.63
Outstanding December 31, 2020	10,050,523	$6.60	7.0	$—
Exercisable December 31, 2020	6,341,404	$6.80	6.0	$—
Available for future grant	157,616

The weighted average grant-date fair value of stock options outstanding on December 31, 2020 was $4.15 per share. Total unrecognized compensation costs related to non-vested stock options at December 31, 2020 were approximately $11.3 million and are expected to be recognized within future operating results over a weighted-average period of 2.01 years. The total intrinsic value of the options exercised during the years ended December 31, 2020 and 2019 was approximately $0.9 million and $0.2 million, respectively.

The expected term of the employee-related options was estimated using the “simplified” method as defined by the SEC’s Staff Accounting Bulletin No. 107, Share-Based Payment. The volatility assumption was determined by examining the historical volatilities for industry peer companies, as the Company did not have sufficient trading history for its common stock. The risk-free interest rate assumption is based on the U.S. Treasury instruments, the term of which was consistent with the expected term of the options. The dividend assumption is based on the Company’s history and expectation of dividend payouts. The Company has never paid dividends on its common stock and does not anticipate paying dividends on its common stock in the foreseeable future. Accordingly, the Company has assumed no dividend yield for purposes of estimating the fair value of the options

The Company uses the Black-Scholes model to estimate the fair value of stock options granted. For stock options granted during the years ended December 31, 2020 and 2019, the Company utilized the following assumptions:

	Year Ended December 31,
	2020	2019
Expected term (years)	5.5-6.25	5.5-6.25
Risk free interest rate	0.37%-0.54%	1.78%-1.96%
Volatility	68%-72%	69%-78%
Dividend yield	0%	0%
Weighted average grant date fair value per share of common stock	$1.78	$4.21

RSU activity under the Plan for the year ended December 31, 2020 is as follows:

	RSUs	Weighted- Average Grant Date Fair Value
Unvested January 1, 2020	68,650	$11.29
Granted	—	$—
Vested	(57,075)	$12.15
Forfeited	(11,575)	$7.06
Unvested December 31, 2020	—	$—

RSUs awarded to employees generally vest one‑fourth per year over four years from the anniversary of the date of grant, provided the employee remains continuously employed with the Company. Shares of the Company’s stock are delivered to the employee upon vesting, subject to payment of applicable withholding taxes. The fair value of RSUs is equal to the closing price of the Company’s common stock on the date of grant. Total unrecognized compensation costs related to non-vested RSUs at December 31, 2020 was zero. The total fair value of RSUs vested, as of their respective vesting dates, during the years ended December 31, 2020 and 2019 was approximately $0.2 million and $0.4 million, respectively.

The following table presents stock-based compensation expense included in the Company’s consolidated statements of operations:

	Year Ended December 31,
	2020	2019
Research and development	$3,026,056	$2,646,210
General and administrative	6,678,173	6,527,055
Total	$9,704,229	$9,173,265

NOTE 8 — INCOME TAXES

The provision for federal, foreign and state income taxes for the years ended December 31, 2020 and 2019 are as follows:

	Year Ended December 31,
	2020	2019
Current income tax provision (benefit)
Federal	$—	$—
Foreign	—	—
State	—	—
Deferred income tax provision (benefit)
Federal	—	(2,119,709)
Foreign	—	—
State	—	(134,423)
Total income tax provision (benefit)	$—	$(2,254,132)

Net deferred tax assets (liabilities) as of December 31, 2020 and 2019 consist of the following:

	Year Ended December 31,
	2020	2019
Deferred tax assets:
Net operating loss carryforwards	$27,962,495	$20,988,129
Research and development tax credits	145,115	145,115
Capitalized research and development costs	31,036,403	29,446,106
Stock-based compensation	9,507,000	7,518,780
Deferred start-up and license costs	4,724,696	5,327,213
Deferred revenue	—	11,249,174
Other	2,938	2,319
Total deferred tax assets	73,378,647	74,676,836
Deferred tax asset valuation allowance	(71,028,174)	(72,324,255)
Net deferred tax assets	2,350,473	2,352,581
Deferred tax liabilities:
In-process research and development	(4,152,640)	(4,152,640)
Other	(1,189)	(3,297)
Total deferred tax liabilities	(4,153,829)	(4,155,937)
Total	$(1,803,356)	$(1,803,356)

A reconciliation between the Company’s effective tax rate and the federal statutory rate for the years ended December 31, 2020 and 2019 are as follows:

	Year Ended December 31,
	2020	2019
Federal statutory rate	21.00%	(21.00%)
Permanent differences	4.38%	(0.37%)
State income taxes	0.00%	0.00%
Valuation allowance	(25.38%)	24.39%
Effective tax rate	0.00%	3.03%

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical losses and the uncertainty of future taxable income over the periods which the Company will realize the benefits of its net deferred tax assets, management believes it is more likely than not that the Company will not realize the benefits on the balance of its net deferred tax asset and, accordingly, the Company has established a full valuation allowance on its net deferred tax assets. The valuation allowance decreased by approximately $1.3 million and increased by approximately $17.6 million during the years ended December 31, 2020 and 2019, respectively.

As of December 31, 2020, the Company had approximately $102.8 million of federal net operating losses that will begin to expire in 2030. Of the total federal net operating loss, approximately $48.9 million has an unlimited carryforward and therefore will not expire. As of December 31, 2020, the Company had approximately $7.7 million of New Jersey and approximately $90.9 million of Massachusetts operating losses that will begin to expire in 2029 and 2034, respectively. As of December 31, 2020, the Company had approximately $0.2 million of federal research and development credits that will begin to expire in 2027.

The Coronavirus Aid, Relief and Economic Security Act (the "CARES Act") was enacted in the United States on March 27, 2020. The CARES act is a $2 trillion relief package comprising a combination of tax provisions and other stimulus measures, including provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carry back periods, alternative minimum tax credit refunds, modifications to the interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. For the year ended December 31, 2020, the company did not require application or modification of its tax positions in relation to the tax provisions of the CARES Act.

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. There are currently no pending income tax examinations. The Company’s tax years are still open under statute from 2017 to present.

As of December 31, 2020 and 2019, the Company had no liability recorded for unrecognized tax benefit. The Company classifies penalties and interest expense related to income tax liabilities as an income tax expense. There were no interest and penalties recognized in the statements of operations for the years ended December 31, 2020 and 2019, or accrued on the balance sheets as of December 31, 2020 and 2019.

NOTE 9 — COMMITMENTS AND CONTINGENCIES

Legal Proceedings

On December 8, 2020 and January 11, 2021, purported stockholders of the Company filed two putative securities class action complaints in the United States District Court for the District of Massachusetts, entitled McCoy v. Minerva Neurosciences, Inc., et al., No. 1:20-cv-12176 and Ao v. Minerva Neurosciences, Inc. et al., No. 1:21-cv-10051, respectively, against the Company and the Company’s Chairman and Chief Executive Officer (collectively, the “Defendants"). The complaints are nearly identical and allege that the Defendants made material false and/or misleading statements regarding the development of the Company’s drug candidate roluperidone purportedly causing losses to investors who acquired the Company’s common stock between May 15, 2017 and November 30, 2020. The complaints do not quantify any alleged damages but, in addition to attorneys' fees and costs, plaintiffs seek to recover damages on behalf of themselves and others who acquired the Company’s stock during the putative class period at allegedly inflated prices and purportedly suffered financial harm as a result. On February 8, 2021, three putative lead plaintiffs filed motions to consolidate the cases and to appoint a lead plaintiff. Two of the putative lead plaintiffs withdrew their motions on February 22, 2021. The defendants’ response to the complaints is stayed pending consolidation and resolution of the lead plaintiff motions. We dispute these claims and intend to defend the matter vigorously. Given the uncertainty of litigation, the preliminary stage of the case, and the legal standards that must be met for, among other things, class certification and success on the merits, we cannot estimate the reasonably possible loss or range of loss that may result from this action.

Leases

Please refer to Note 10, for the Company’s current lease commitments.

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

The following table contains a summary of the Sublease costs recognized under ASC 842 and other information pertaining to the Company’s operating Sublease for the years ended December 31, 2020:

Year Ended
December 31, 2020
Sublease cost
Operating Sublease cost	$179,269
Total Sublease cost	$179,269

Other information
Operating cash flows used for operating Sublease	$192,004
Weighted average remaining Sublease term	0.6 years
Weighted average discount rate	10%

Future minimum Sublease payments under the Company’s non-cancelable operating Sublease as of December 31, 2020 and December 31, 2019, are as follows:

Future Operating Sublease Payments	Year Ended December 31, 2020
2021	$114,018
Thereafter	—
Total Sublease payments	114,018
Less: imputed interest	(2,789)
Total operating Sublease liabilities at December 31, 2020	$111,229

Future Operating Sublease Payments	Year Ended December 31, 2019
2020	$192,004
2021	114,018
Thereafter	—
Total Sublease payments	306,022
Less: imputed interest	(21,892)
Total operating Sublease liabilities at December 31, 2019	$284,130

NOTE 11 — RELATED PARTY TRANSACTIONS

None.

NOTE 12 — QUARTERLY RESULTS (Unaudited)

	Three Months Ended
	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020
	(in thousands, except per share data)
Total revenues	$—	$41,176	$—	$—
Operating (loss) gain	$(12,272)	$29,508	$(8,090)	$(7,299)
Net (loss) income	$(12,151)	$29,529	$(8,113)	$(7,324)
Net (loss) income in per share, basic	$(0.31)	$0.75	$(0.19)	$(0.17)
Net (loss) income in per share, diluted	$(0.31)	$0.73	$(0.19)	$(0.17)

	Three Months Ended
	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
	(in thousands, except per share data)
Total revenues	$—	$—	$—	$—
Operating loss	$(16,312)	$(12,904)	$(14,282)	$(32,367)
Net loss	$(15,827)	$(12,476)	$(13,962)	$(29,918)
Net (loss) income in per share, basic	$(0.41)	$(0.32)	$(0.36)	$(0.77)
Net (loss) income in per share, diluted	$(0.41)	$(0.32)	$(0.36)	$(0.77)

NOTE 13 — SUBSEQUENT EVENTS

On January 19, 2021, The Company announced an agreement with Royalty Pharma under which Royalty Pharma acquired Minerva’s royalty interest in seltorexant for an upfront payment of $60 million and up to an additional $95 million in additional milestone payments. These milestone payments are contingent upon the achievement of certain clinical, regulatory and commercial milestones for seltorexant by Janssen or any other party in the event that Janssen sells seltorexant.

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

Our management, with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2020. Based on the evaluation of our disclosure controls and procedures as of December 31, 2020, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

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

As of December 31, 2020, our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 Framework). Based on this assessment, our management concluded that, as of December 31, 2020, our internal control over financial reporting was effective based on those criteria. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

This annual report does not include an attestation report of our registered public accounting firm due to the Securities and Exchange Commission adopted amendments to the accelerated filer and large accelerated filer definitions on March 12, 2020. Following the adoption of the amendments, smaller reporting companies with less than $100 million in revenues will continue to be required to establish and maintain effective internal control over financial reporting (“ICFR”) but, will no longer be required to obtain a separate attestation of their ICFR from an outside auditor.

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

The information required by this Item 13 will be contained in the sections entitled “Certain Relationships and Related Person Transactions” appearing in the definitive proxy statement we will file in connection with our 2021 Annual Meeting of Stockholders and is incorporated by reference herein.

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

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2020 and 2019

Consolidated Statements of Operations for the Years Ended December 31, 2020 and 2019

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2020 and 2019

Consolidated Statements of Cash Flows for the Years Ended December 31, 2020 and 2019

Notes to Consolidated Financial Statements

(2)	Schedules

Schedules have been omitted as all required information has been disclosed in the financial statements and related footnotes.

(3)	Exhibits

The following exhibits are filed as part of this Annual Report on Form 10-K or are incorporated herein by reference.

Exhibit No.	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith

2.1	Agreement and Plan of Merger of Sonkei Pharmaceuticals, Inc. with and into Cyrenaic Pharmaceuticals, Inc., dated as of November 12, 2013	S-1	333-195169	10.11	April 9, 2014

2.2	Certificate of Merger Merging Sonkei Pharmaceuticals, Inc. with and into Cyrenaic Pharmaceuticals, Inc., dated as of November 12, 2013	S-1/A	333-195169	3.3	June 10, 2014

3.1	Amended and Restated Certificate of Incorporation of the Registrant	S-1/A	333-195169	3.1	June 10, 2014

3.2	Amended and Restated Bylaws of the Registrant	10-Q	001-36517	3.2	November 4, 2019

4.1	Form of Common Stock Certificate	S-1/A	333-195169	4.1	June 10, 2014

4.2	Investor Rights Agreement among the Registrant f/k/a Cyrenaic Pharmaceuticals, Inc. and certain of its security holders, dated as of August 29, 2007	S-1/A	333-195169	4.2	June 10, 2014

4.3	Amendment No. 1 to Investor Rights Agreement among the Registrant and certain of its security holders, dated as of December 20, 2013	S-1/A	333-195169	4.3	June 10, 2014

4.4	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.					X

10.1	Share Purchase Agreement between the Registrant, Mind-NRG SA and Various Shareholders dated as of February 11, 2014	S-1	333-195169	10.13	April 9, 2014

10.2	Common Stock Purchase Agreement between Johnson & Johnson Development Corporation and the Registrant, dated as of February 13, 2014	S-1	333-195169	10.14	April 9, 2014

10.3	Loan Agreement by and among certain stockholders and their affiliates and the Registrant, dated as of April 30, 2014	S-1/A	333-195169	10.26	June 10, 2014

10.4	Loan Agreement by and among certain stockholders and their affiliates and the Registrant, dated as of May 23, 2014	S-1/A	333-195169	10.27	June 10, 2014

10.5	Stock Purchase Agreement between Care Capital Investments III LP, Index Ventures III L.P. and the Registrant f/k/a Cyrenaic Pharmaceuticals, Inc., dated as of August 29, 2007	S-1	333-195169	10.19	April 9, 2014

10.6	Amendment No. 1 to Stock Purchase Agreement between Care Capital Investments III LP, Index Ventures III L.P. and the Registrant and various Shareholders, dated as of March 28, 2014	S-1	333-195169	10.20	April 9, 2014

10.7†	Employment Agreement between Remy Luthringer and Mind-NRG SA, the Registrant's subsidiary, dated as of April 8, 2014	S-1	333-195169	10.22	April 9, 2014

10.8†	Employment Agreement between Geoff Race and Mind-NRG SA, the Registrant's subsidiary, dated as of April 8, 2014	S-1	333-195169	10.23	April 9, 2014

10.9†	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers	S-1/A	333-195169	10.1	June 10, 2014

Exhibit No.	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.10*	License Agreement between Mitsubishi Pharma Corporation and the Registrant f/k/a Cyrenaic Pharmaceuticals, Inc., dated as of August 30, 2007	S-1/A	333-195169	10.2	June 10, 2014

10.11*	Amendment to License Agreement between Mitsubishi Tanabe Pharma Corporation and the Registrant f/k/a Cyrenaic Pharmaceuticals, Inc., dated as of June 16, 2011	S-1/A	333-195169	10.3	June 10, 2014

10.12*	Second Amendment to License Agreement between Mitsubishi Tanabe Pharma Corporation and the Registrant, dated as of January 20, 2014	S-1/A	333-195169	10.4	June 10, 2014

10.13*	License Agreement between Mitsubishi Tanabe Pharma Corporation and the Registrant as successor in interest to Sonkei Pharmaceuticals, Inc., dated as of September 1, 2008	S-1/A	333-195169	10.5	June 10, 2014

10.14*	Amendment to License Agreement between Mitsubishi Tanabe Pharma Corporation and the Registrant, dated as of January 20, 2014	S-1/A	333-195169	10.6	June 10, 2014

10.15*	Co-Development and License Agreement between Janssen Pharmaceutica, N.V. and the Registrant, dated as of February 13, 2014	S-1/A	333-195169	10.7	June 10, 2014

10.16†	Employment Agreement between Joseph Reilly and the Registrant, dated as of December 23, 2013	S-1/A	333-195169	10.9	June 10, 2014

10.17†	Amended and Restated 2013 Equity Incentive Plan of the Registrant	8-K	001-36517	99.1	June 11, 2018

10.18	Form of Securities Purchase Agreement between certain investors referenced therein and the Registrant, dated as of March 13, 2015	8-K	001-36517	10.1	March 18, 2015

10.19	Form of Registration Rights Agreement between certain investors referenced therein and the Registrant, dated as of March 13, 2015	8-K	001-36517	10.3	March 18, 2015

10.20	Second Amendment to License Agreement between Mitsubishi Tanabe Pharma Corporation and the Registrant, dated as of April 21, 2015	10-Q	001-36517	10.5	May 7, 2015

10.21†	Amended and Restated Non-Employee Director Compensation Plan	10-Q	001-36517	10.2	August 2, 2018

10.22†	Employment Agreement between Fred Ahlholm and the Registrant, dated as of May 30, 2014	10-Q	001-36517	10.2	November 5, 2015

10.23	Common Stock Purchase Agreement, dated March 17, 2016, by and between David Kupfer and the Registrant	8-K	001-36517	10.1	March 18, 2016

10.24†	Employment Agreement, dated as of August 1, 2016, by and between Mind-NRG SARL and Dr. Remy Luthringer	10-Q	001-36517	10.1	August 4, 2016

10.25†	Employment Agreement, dated as of August 1, 2016, by and between Mind-NRG SARL and Geoffrey Race	10-Q	001-36517	10.2	August 4, 2016

10.26†	Employment Agreement, dated as of August 1, 2016, by and between the Registrant and Frederick Ahlholm	10-Q	001-36517	10.3	August 4, 2016

10.27†	Employment Agreement, dated as of August 1, 2016, by and between the Registrant and Mark S. Levine	10-Q	001-36517	10.4	August 4, 2016

Exhibit No.	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.28†	Employment Agreement, dated as of August 1, 2016, by and between the Registrant and Joseph Reilly	10-Q	001-36517	10.5	August 4, 2016

10.29†	Form of Restricted Stock Unit Agreement under the Amended and Restated 2013 Equity Incentive Plan of the Registrant	8-K	001-36517	10.1	December 16, 2016

10.30†	Form of Option Grant Agreement under the Amended and Restated 2013 Equity Incentive Plan	10-K	001-36517	10.36	March 13, 2017

10.31	Sublease Agreement dated October 2, 2017 by and between the Registrant and Profitect, Inc. NV	10-Q	001-36517	10.1	November 6, 2017

10.32	Amendment No. 1 to Co-Development and License Agreement dated June 13, 2017, by and between the Registrant and Janssen Pharmaceutica NV	8-K	001-36517	10.1	June 14, 2017

10.33	Stock Repurchase Agreement dated June 13, 2017 by and between the Registrant and Johnson & Johnson Innovation-JJDC Inc.	8-K	001-36517	10.2	June 14, 2017

10.34†	Offer Letter by and between the Registrant and Rick Russell, dated December 11, 2017.	8-K	001-36517	10.1	December 11, 2017

10.35†	New Hire Inducement Stock Option Grant by and between the Registrant and Rick Russell, dated December 11, 2017.	8-K	001-36517	10.2	December 11, 2017

10.36†	New Hire Inducement Restricted Stock Unit Grant by and between the Registrant and Rick Russell, dated December 11, 2017.	8-K	001-36517	10.3	December 11, 2017

10.37*	Commercial Supply Agreement by and between the Registrant and Catalent Germany Schorndorf GmbH, dated September 18, 2019	10-Q	001-36517	10.1	November 4, 2019

10.38	Open Market Sale Agreement, dated as of August 10, 2018, by and between the Registrant and Jefferies LLC	S-3	333-226783	1.2	August 10, 2018

10.39	Settlement Agreement, dated as of June 24, 2020, by and between the Registrant and Janssen Pharmaceutica, N.V.	10-Q	001-36517	10.2	August 3, 2020

10.40†	Amended and Restated 2013 Equity Incentive Plan	10-Q	001-36517	10.3	August 3, 2020

10.41*	Remy Luthringer Retention Benefits Letter Agreement (redacted)	10-Q	001-36517	10.1	November 2, 2020

10.42*	Geoff Race Retention Benefits Letter Agreement (redacted)	10-Q	001-36517	10.2	November 2, 2020

10.43*	Jay Saoud Retention Benefits Letter Agreement (redacted)	10-Q	001-36517	10.3	November 2, 2020

10.44*	Devin Smith Retention Benefits Letter Agreement (redacted)	10-Q	001-36517	10.4	November 2, 2020

10.45*	Frederick Ahlholm Retention Benefits Letter Agreement (redacted)	10-Q	001-36517	10.5	November 2, 2020

10.46*	Joseph Reilly Retention Benefits Letter Agreement (redacted)	10-Q	001-36517	10.6	November 2, 2020

10.47*	Michael Davidson Retention Benefits Letter Agreement (redacted)	10-Q	001-36517	10.7	November 2, 2020

Exhibit No.	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.48*	Royalty Purchase Agreement, dated as of January 15, 2021, by and between the Registrant and RPI 2019 Intermediate Finance Trust (redacted)					X

21.1	List of Subsidiaries					X

23.1	Consent of Deloitte & Touche, LLP, independent registered public accounting firm					X

24.1	Power of Attorney (included on the Signature page of this Annual Report on Form 10-K)					X

31.1	Certification of Chief Executive Officer (Principal Executive Officer) pursuant to Section 302 of Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer (Principal Financial Officer) pursuant to Section 302 of Sarbanes-Oxley Act of 2002					X

32.1**	Certification of Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) pursuant to Section 906 of Sarbanes-Oxley Act of 2002					X

101.INS	Inline XBRL Instance Document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
†	Indicates management contract or compensatory plan or arrangement.
*	Confidential treatment has been granted by the Securities and Exchange Commission as to certain portions of this document.
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

MINERVA NEUROSCIENCES, INC.

By:
/s/ Remy Luthringer, Ph.D.
Remy Luthringer, Ph.D. Executive Chairman and
Chief Executive Officer (Principal Executive Officer)

Date: March 8, 2021

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

Signature	Title	Date
/s/ Remy Luthringer, Ph.D.	Executive Chairman and Chief Executive Officer (Principal Executive Officer)	March 8, 2021
Remy Luthringer, Ph.D.

/s/ Geoffrey Race	Chief Financial Officer (Principal Financial Officer)	March 8, 2021
Geoffrey Race

/s/ Frederick Ahlholm	Chief Accounting Officer (Principal Accounting Officer)	March 8, 2021
Frederick Ahlholm

/s/ William F. Doyle	Member of the Board of Directors	March 8, 2021
William F. Doyle

/s/ Hans Peter Hasler	Member of the Board of Directors	March 8, 2021
Hans Peter Hasler

/s/ Jeryl Hilleman	Member of the Board of Directors	March 8, 2021
Jeryl Hilleman

/s/ David Kupfer, MD	Member of the Board of Directors	March 8, 2021
David Kupfer, MD

/s/ Fouzia Laghrissi-Thode, MD	Member of the Board of Directors	March 8, 2021
Fouzia Laghrissi-Thode, MD

/s/ Jan van Heek	Member of the Board of Directors	March 8, 2021
Jan van Heek