Form 10-Q
period 2021-03-31
Minerva Neurosciences, Inc.
filed 2021-05-12
CIK 1598646

f

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

The number of shares of Registrant’s Common Stock, $0.0001 par value per share, outstanding as of May 7, 2021 was 42,721,566.

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

This Quarterly Report on Form 10-Q contains forward-looking statements. These forward-looking statements reflect our plans, estimates and beliefs. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “would” and similar expressions intended to identify forward-looking statements. Forward-looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Because of these risks and uncertainties, the forward-looking events and circumstances discussed in this report may not transpire. These risks and uncertainties include, but are not limited to, the risks included in this Quarterly Report on Form 10-Q under Part II, Item IA, “Risk Factors.” and in our Annual Report on Form 10-K for the year ended December 31, 2020 under Part I, Item IA, “Risk Factors.”

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

PART I – Financial Information

Item 1 – Financial Statements

MINERVA NEUROSCIENCES, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
	2021	2020
Assets
Current assets
Cash and cash equivalents	$80,139,593	$25,356,952
Restricted cash	100,000	100,000
Prepaid expenses and other current assets	1,449,625	1,983,264
Total current assets	81,689,218	27,440,216

Other noncurrent assets	14,808	14,808
Operating lease right-of-use assets	58,953	101,786
In-process research and development	15,200,000	15,200,000
Goodwill	14,869,399	14,869,399
Total assets	$111,832,378	$57,626,209

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$1,129,627	$995,614
Accrued expenses and other current liabilities	2,164,657	2,053,409
Operating leases	64,350	111,229
Total current liabilities	3,358,634	3,160,252
Deferred taxes	1,803,356	1,803,356
Liability related to the sale of future royalties	61,296,456	—
Total liabilities	66,458,446	4,963,608
Commitments and contingencies (Note 9)

Stockholders’ equity
Preferred stock; $0.0001 par value; 100,000,000 shares authorized; none issued or outstanding as of March 31, 2021 and December 31, 2020, respectively	—	—
Common stock; $0.0001 par value; 125,000,000 shares authorized; 42,721,566 shares issued and outstanding as of March 31, 2021 and December 31, 2020	4,272	4,272
Additional paid-in capital	338,969,840	337,453,776
Accumulated deficit	(293,600,180)	(284,795,447)
Total stockholders’ equity	45,373,932	52,662,601
Total liabilities and stockholders’ equity	$111,832,378	$57,626,209

See accompanying notes to condensed consolidated financial statements.

MINERVA NEUROSCIENCES, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Expenses
Research and development	$3,258,707	$8,082,510
General and administrative	4,248,814	4,189,068
Total expenses	7,507,521	12,271,578
Loss from operations	(7,507,521)	(12,271,578)

Foreign exchange losses	(4,856)	(9,392)
Investment income	4,100	129,805
Non-cash interest expense for the sale of future royalties	(1,296,456)	—
Net loss	$(8,804,733)	$(12,151,165)

Net loss per share, basic and diluted	$(0.21)	$(0.31)
Weighted average shares outstanding, basic and diluted	42,721,566	39,177,592

See accompanying notes to condensed consolidated financial statements.

MINERVA NEUROSCIENCES, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-In Capital	Deficit	Total
Balances at January 1, 2020	39,084,121	$3,908	$314,511,853	$(286,736,218)	$27,779,543
Exercise of stock options	135,013	14	797,615	—	797,629
Stock-based compensation	—	—	2,198,187	—	2,198,187
Net loss	—	—	—	(12,151,165)	(12,151,165)
Balances at March 31, 2020	39,219,134	$3,922	$317,507,655	$(298,887,383)	$18,624,194

Balances at January 1, 2021	42,721,566	$4,272	$337,453,776	$(284,795,447)	$52,662,601
Stock-based compensation	—	—	1,516,064	—	1,516,064
Net loss	—	—	—	(8,804,733)	(8,804,733)
Balances at March 31, 2021	42,721,566	$4,272	$338,969,840	$(293,600,180)	$45,373,932

See accompanying notes to condensed consolidated financial statements.

MINERVA NEUROSCIENCES, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(8,804,733)	$(12,151,165)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	—	4,367
Accretion of marketable securities premium	—	(64,959)
Amortization of right-of-use assets	42,833	38,449
Stock-based compensation expense	1,516,064	2,198,187
Non-cash interest expense associated with the sale of future royalties	1,296,456	—
Changes in operating assets and liabilities
Prepaid expenses and other current assets	533,639	330,619
Accounts payable	134,013	686,050
Accrued expenses and other current liabilities	111,248	(202,930)
Operating lease liabilities, current	(46,879)	5,864
Operating lease liabilities, noncurrent	—	(46,879)
Net cash used in operating activities	(5,217,359)	(9,202,397)

Cash flows from investing activities:
Proceeds from the maturity and redemption of marketable securities	—	20,900,000
Purchase of marketable securities	—	(3,871,706)
Net cash provided by investing activities	—	17,028,294

Cash flows from financing activities:
Proceeds from the sale of future royalties	60,000,000	—
Proceeds from exercise of stock options	—	797,629
Net cash provided by financing activities	60,000,000	797,629
Net increase in cash, cash equivalents and restricted cash	54,782,641	8,623,526

Cash, cash equivalents and restricted cash
Beginning of period	25,456,952	21,512,623
End of period	$80,239,593	$30,136,149
Reconciliation of the Condensed Consolidated Statements of Cash Flows to the Condensed Consolidated Balance Sheets
Cash and cash equivalents	$80,139,593	$30,036,149
Restricted cash	100,000	100,000
Total cash, cash equivalents and restricted cash	$80,239,593	$30,136,149

See accompanying notes to condensed consolidated financial statements.

MINERVA NEUROSCIENCES, INC.

Notes to Condensed Consolidated Financial Statements

As of March 31, 2021 and for the Three Months Ended March 31, 2021 and 2020

(Unaudited)

NOTE 1 — NATURE OF OPERATIONS AND LIQUIDITY

Nature of Operations

Minerva Neurosciences, Inc. (“Minerva” or the “Company”) is a clinical-stage biopharmaceutical company focused on the development and commercialization of product candidates to treat patients suffering from central nervous system diseases (“CNS”). The Company’s lead product candidate is roluperidone (f/k/a MIN-101), a compound the Company is developing for the treatment of negative symptoms in patients with schizophrenia, and MIN-301, a compound the Company is developing for the treatment of Parkinson’s disease. In addition, Minerva previously co-developed seltorexant (f/k/a MIN-202 or JNJ-42847922) with Janssen Pharmaceutica NV (“Janssen”) for the treatment of insomnia disorder and adjunctive treatment of Major Depressive Disorder (“MDD”). During 2020 Minerva exercised its right to opt out of the joint development agreement with Janssen for the future development of seltorexant. As a result, the Company will be entitled to collect royalties in the mid-single digits on potential future worldwide sales of seltorexant in certain indications, with no further financial obligations to Janssen. In January 2021, the Company sold its rights to these potential royalties to Royalty Pharma (see Notes 5 and 6).

The Company holds the license to roluperidone from Mitsubishi Tanabe Pharma Corporation (“MTPC”) with the rights to develop, sell and import roluperidone globally, excluding most of Asia. The Company also has exclusive rights to develop and commercialize MIN-301.

Liquidity

The accompanying condensed consolidated financial statements have been prepared as though the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has limited capital resources and has incurred recurring operating losses and negative cash flows from operations since inception. As of March 31, 2021, the Company has an accumulated deficit of approximately $293.6 million and net cash used in operating activities was approximately $5.2 million during the three months ended March 31, 2021. Management expects to continue to incur operating losses and negative cash flows from operations in the future. The Company has financed its operations to date from proceeds from the sale of common stock, warrants, loans and convertible promissory notes.

As of March 31, 2021, the Company had cash, cash equivalents, and restricted cash of $80.2 million. In January 2021, Royalty Pharma acquired Minerva’s royalty interest in seltorexant for an upfront payment of $60 million and up to $95 million in additional milestone payments. The potential future milestone payments to Minerva will be contingent on the achievement of certain clinical, regulatory and commercialization milestones for seltorexant by Janssen. Seltorexant is currently in Phase 3 development for the treatment of MDD with insomnia symptoms by Janssen. The Company believes that its existing cash, cash equivalents, and restricted cash will be sufficient to meet its cash commitments for at least the next 12 months after the date that the condensed consolidated financial statements are issued. The process of drug development can be costly and the timing and outcomes of clinical trials is uncertain. The assumptions upon which the Company has based its estimates are routinely evaluated and may be subject to change. The actual amount of the Company’s expenditures will vary depending upon a number of factors including but not limited to the design, timing and duration of future clinical trials, the progress of the Company’s research and development programs, the infrastructure to support a commercial enterprise, the cost of a commercial product launch, and the level of financial resources available. The Company has the ability to adjust its operating plan spending levels based on the timing of future clinical trials, which will be predicated upon adequate funding to complete the trials.

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

Significant Risks and Uncertainties

Litigation

On December 8, 2020 and January 11, 2021, purported stockholders of the Company filed two putative securities class action complaints in the United States District Court for the District of Massachusetts, entitled McCoy v. Minerva Neurosciences, Inc., et al., No. 1:20-cv-12176 and Ao v. Minerva Neurosciences, Inc. et al., No. 1:21-cv-10051, respectively, against the Company and the Company’s Chairman and Chief Executive Officer (collectively, the “Defendants"). The complaints are nearly identical and allege that the Defendants made material false and/or misleading statements regarding the development of the Company’s drug candidate roluperidone purportedly causing losses to investors who acquired the Company’s common stock between May 15, 2017 and November 30, 2020. The complaints do not quantify any alleged damages but, in addition to attorneys' fees and costs, plaintiffs seek to recover damages on behalf of themselves and others who acquired the Company’s stock during the putative class period at allegedly inflated prices and purportedly suffered financial harm as a result. On March 5, 2021, the Court entered an order consolidating the actions into a case captioned In re Minerva Neurosciences, Inc. Securities Litigation, No. 1:20-cv-12176 and appointing lead plaintiffs and their counsel. On March 19, 2021, the parties filed a stipulated proposed order with the Court staying the Defendants’ response to the complaint until after plaintiffs file an amended complaint. We dispute these claims and intend to defend the matter vigorously. Given the uncertainty of litigation, the preliminary stage of the case, and the legal standards that must be met for, among other things, class certification and success on the merits, we cannot estimate the reasonably possible loss or range of loss that may result from this action.

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

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim reporting and the requirements of the Securities and Exchange Commission (“SEC”) in accordance with Regulation S-X, Rule 8-03. Under those rules, certain notes and financial information that are normally required for annual financial statements can be condensed or omitted. In the opinion of the Company’s management, the accompanying financial statements contain all adjustments (consisting of items of a normal and recurring nature) necessary to present fairly the financial position as of March 31, 2021, the results of operations for the three months ended March 31, 2021 and 2020 and cash flows for the three months ended March 31, 2021 and 2020. The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the full year. When preparing financial statements in conformity with GAAP, management must make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates. The consolidated balance sheet as of December 31, 2020 was derived from the audited annual financial statements. The accompanying unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 8, 2021.

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

Restricted cash

Cash accounts with any type of restriction are classified as restricted. The Company maintained restricted cash balances as collateral for corporate credit cards in the amount of $0.1 million at each of March 31, 2021 and December 31, 2020.

Marketable securities

Marketable securities consisted of corporate and U.S. government debt securities. Based on the Company’s intentions regarding its marketable securities, all marketable securities were classified as held-to-maturity and were carried under the amortized cost approach. The Company’s investments in marketable securities were classified as Level 2 within the fair value hierarchy. As of March 31, 2021, all marketable securities have matured.

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

The amounts capitalized are being accounted for as indefinite-lived intangible assets, subject to impairment testing, until completion or abandonment of research and development efforts associated with the project. An IPR&D asset is considered abandoned when it ceases to be used (that is, research and development efforts associated with the asset have ceased, and there are no plans to sell or license the asset or derive defensive value from the asset). At that point, the asset is considered to be disposed of and is written off. Upon successful completion of each project, the Company will make a determination about the then remaining useful life of the intangible asset and begin amortization. The Company tests its indefinite-lived intangibles, IPR&D assets, for impairment annually on November 30 and more frequently if events or changes in circumstances indicate that it is more likely than not that the asset is impaired. When testing indefinite-lived intangibles for impairment, the Company may assess qualitative factors for its indefinite-lived intangibles to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the asset is impaired. Alternatively, the Company may bypass this qualitative assessment for some or all of its indefinite-lived intangibles and perform the quantitative impairment test that compares the fair value of the indefinite-lived intangible asset with the asset’s carrying amount. There was no impairment of IPR&D for the three months ended March 31, 2021 or 2020.

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

Long-lived assets

The Company reviews the recoverability of all long-lived assets, including the related useful lives, whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset might not be recoverable. If required, the Company compares the estimated undiscounted future net cash flows to the related asset’s carrying value to determine whether there has been an impairment. If an asset is considered impaired, the asset is written down to fair value, which is based either on discounted cash flows or appraised values in the period the impairment becomes known. The Company believes that all long-lived assets are recoverable, and no impairment was deemed necessary at March 31, 2021 and 2020.

Goodwill

The Company tests its goodwill for impairment annually, or whenever events or changes in circumstances indicate an impairment may have occurred, by comparing its reporting unit’s carrying value to its fair value. Impairment may result from, among other things, deterioration in the performance of the acquired business, adverse market conditions, adverse changes in applicable laws or regulations and a variety of other circumstances. If the Company determines that an impairment has occurred, it is required to record a write-down of the carrying value and charge the impairment as an operating expense in the period the determination is made. In evaluating the recoverability of the carrying value of goodwill, the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the acquired assets. Changes in strategy or market conditions could significantly impact those judgments in the future and require an adjustment to the recorded balances. The Company tested its goodwill for impairment as of November 30, 2020. There was no impairment of goodwill for the three months ended March 31, 2021 and 2020.

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

Liability related to the sale of future royalties

The Company treats the sale of future royalties to Royalty Pharma as a debt financing, as the Company has significant continuing involvement in facilitating the transfer of royalties to Royalty Pharma and Royalty Pharma has recourse against the Company relating to the payments due from Janssen. As a result, the Company recorded the upfront payment of $60 million from this transaction as a liability related to the sale of future royalties to be amortized to interest expense using the effective interest rate method over the life of the arrangement.

The liability related to sale of future royalties and the related interest expense are based on our current estimates of future royalties expected to be paid over the life of the arrangement. The Company will periodically assess the expected royalty payments using a combination of internal projections and forecasts from external sources. To the extent the Company’s future estimates of royalty payments are greater or less than previous estimates or the estimated timing of such payments is materially different than its previous estimates, the Company will prospectively recognize related non-cash interest expense.

For further discussion of the sale of future royalties, please refer to Note 6, Sale of Future Royalties.

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

NOTE 3 — ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following:

	March 31, 2021	December 31, 2020
Research and development costs and other accrued expenses	$1,461,612	$1,880,552
Accrued bonus	419,750	—
Professional fees	206,089	140,981
Vacation pay	61,268	—
Accrued severance	15,938	31,876
	$2,164,657	$2,053,409

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

	Three Months Ended March 31,
	2021	2020
Net loss	$(8,804,733)	$(12,151,165)
Weighted average shares of common stock outstanding	42,721,566	39,177,592
Net loss per share of common stock – basic and diluted	$(0.21)	$(0.31)

The following securities outstanding at March 31, 2021 and 2020 have been excluded from the calculation of weighted average shares outstanding as their effect on the calculation of loss per share is antidilutive:

	Three Months Ended March 31,
	2021	2020
Common stock options	9,921,311	8,799,959
Restricted stock units	—	68,650
Common stock warrants	40,790	40,790

NOTE 5 — CO-DEVELOPMENT AND LICENSE AGREEMENT

On February 13, 2014, the Company signed a co-development and license agreement (the “Agreement”) with Janssen, which became effective upon completion of the Company’s initial public offering and provided for the payment of a $22.0 million license fee by the Company. Under the Agreement, Janssen granted the Company an exclusive license to certain patent and patent applications to sell products containing any orexin 2 compound, controlled by Janssen and to seltorexant for any use in humans. The Company accounted for the Agreement as a joint risk-sharing collaboration in accordance with ASC 808, Collaborative Arrangements.

During 2017, the Company entered into an amendment (the “Amendment”) to the Agreement whereby Janssen waived its right to royalties on seltorexant insomnia sales in the Minerva Territory, made an upfront payment to the Company of $30 million and agreed to waive development payments from the Company until completion of the Phase 2b development milestone, referred to as “Decision Point 4”.

Subsequent to the results reported from three Phase 2b trials of seltorexant, in June 2020 the Company exercised its right to opt out of the Agreement with Janssen under a Settlement Agreement pursuant to which the Company and Janssen resolved certain disputes under the Agreement. As a result of the exercise of its right to opt out of the Agreement with Janssen, the Company will be entitled to collect a royalty on potential worldwide sales of seltorexant in certain indications in the mid-single digits, with no further financial obligations to Janssen.

As a result of opting out of the Agreement with Janssen, the Company recognized $41.2 million in collaborative revenue during the second quarter of 2020 which had previously been included on the balance sheet under deferred revenue. The $41.2 million in collaborative revenue represents the $30 million payment made by Janssen and $11.2 million in previously accrued collaborative expenses forgiven by Janssen upon the effective date of the Amendment. The Company does not have any future performance obligations under the agreement and would recognize any future royalty revenues in the periods of the sale of the related products. In January 2021, the Company sold its rights to these potential royalties to Royalty Pharma. Please refer to Note 6 further discussion of the sale of future royalties.

NOTE 6 — SALE OF FUTURE ROYALTIES

On January 19, 2021, the Company entered into an agreement with Royalty Pharma under which Royalty Pharma acquired Minerva’s royalty interest in seltorexant for an upfront payment of $60 million and up to an additional $95 million in additional milestone payments. These milestone payments are contingent upon the achievement of certain clinical, regulatory and commercial milestones for seltorexant by Janssen or any other party in the event that Janssen sells seltorexant. Under the terms of the agreement, the Company has significant continuing involvement in facilitating the transfer of royalties to Royalty Pharma and Royalty Pharma has recourse against the Company relating to the payments due from Janssen. As such, the Company applied the debt recognition guidance under ASC 470, Debt, and recorded the upfront payment of $60 million as a liability related to the sale of future royalties (“Royalty Obligation”), which will be amortized under the interest method over the estimated life of the agreement. Also in accordance with ASC 470, Debt, the Company will account for any royalties received in the future as non-cash royalty revenue.

As royalties are remitted to the Company from Janssen and subsequently passed onto Royalty Pharma, the balance of the Royalty Obligation will be effectively repaid over the life of the co-development and license agreement (the “Agreement”) with Janssen. In order to determine the amortization of the Royalty Obligation, the Company is required to estimate the total amount of future royalty payments to Royalty Pharma over the life of the Agreement. In addition to the $60 million upfront payment, up to an additional $95 million in additional milestone payments will also be recorded as a liability related to the sale of future royalties when they are received and amortized under the interest method over the estimated remaining life of the agreement. At execution, the Company’s estimate of this total interest expense resulted in an effective annual interest rate of approximately 10.5%. This estimate contains significant assumptions that impact both the amount recorded at execution and the interest expense that will be recognized over the royalty period. The Company will periodically assess the estimated royalty payments to Royalty Payments from Janssen and to the extent the amount or timing of such payments is materially different than the original estimates, an adjustment will be recorded prospectively to increase or decrease interest expense. There are a number of factors that could materially affect the amount and timing of royalty payments to Royalty Pharma from Janssen, and correspondingly, the amount of interest expense recorded by the Company, most of which are not within the Company’s control. Such factors include, but are not limited to, delays or discontinuation of development of seltorexant, regulatory approval, changing standards of care, the introduction of competing products, manufacturing or other delays, generic competition, intellectual property matters, adverse events that result in governmental health authority imposed restrictions on the use of the drug products, significant changes in foreign exchange rates as the royalties remitted to Royalty Pharma are made in U.S. dollars (“USD”) while the underlying sales of seltorexant will be made in currencies other than USD, the ongoing COVID-19 pandemic, and other events or circumstances that are not currently foreseen. Changes to any of these factors could result in increases or decreases to both royalty revenues and interest expense.

The following table shows the activity of the Royalty Obligation since the transaction inception through March 31, 2021:

March 31, 2021
Upfront payment from the sale of future royalties	$60,000,000
Non-cash interest expense associated with the sale of future royalties	1,296,456
Liability related to the sale of future royalties	$61,296,456

NOTE 7 — STOCKHOLDERS’ EQUITY

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

Term Loan Warrants

In connection with the Company’s former Loan and Security Agreement with Oxford Finance LLC and Silicon Valley Bank (the “Lenders”), which provided for term loans to the Company in an aggregate principal amount of up to $15 million in two tranches on January 15, 2016, the Company issued the Lenders warrants to purchase 40,790 shares of common stock at a per share exercise price of $5.516. The warrants are immediately exercisable upon issuance, and other than in connection with certain mergers or acquisitions, will expire on the ten-year anniversary of the date of issuance. The fair value of the warrants was estimated at $0.2 million using a Black-Scholes model and assuming: (i) expected volatility of 100.8%, (ii) risk free interest rate of 1.83%, (iii) an expected life of 10 years and (iv) no dividend payments. The fair value of the warrants was included as a discount to the term loans drawn at such time and also as a component of additional paid-in capital and were amortized to interest expense over the term of the loan. Although the term loans were repaid in August 2018, all related warrants were outstanding and exercisable as of March 31, 2021.

NOTE 8 — STOCK AWARD PLAN AND STOCK-BASED COMPENSATION

In December 2013, the Company adopted the 2013 Equity Incentive Plan (as subsequently amended and restated, the “Plan”), which provides for the issuance of options, stock appreciation rights, stock awards and stock units. Pursuant to Nasdaq listing rules, the Company issued inducement awards in December 2017 to the Company’s President outside of the Plan in the form of an option to purchase 775,000 shares of the Company’s common stock and a RSU award to purchase 40,000 shares of the Company’s common stock. As of September 30, 2020, all remaining inducement awards have been canceled or expired. In June 2020, the Company increased the aggregate number of shares of common stock authorized for issuance under the Plan by 2,000,000 shares. Stock option activity for employees and non-employees for the three months ended March 31, 2021 is as follows:

	Shares Issuable Pursuant to Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Terms (years)	Total Intrinsic Value (in thousands)
Outstanding January 1, 2021	10,050,523	$6.60	7.0	$—

Granted	—	$—
Exercised	—	$—
Forfeited	(129,212)	$7.01
Outstanding March 31, 2021	9,921,311	$6.60	6.8	$—
Exercisable March 31, 2021	6,588,557	$6.80	5.9	$—
Available for future grant	286,828

The weighted average grant-date fair value of stock options outstanding on March 31, 2021 was $4.14 per share. Total unrecognized compensation costs related to non-vested stock options at March 31, 2021 were approximately $9.8 million and are expected to be recognized within future operating results over a weighted-average period of 1.83 years. The total intrinsic value of the options exercised during the three months ended March 31, 2021, and 2020 was zero and approximately $0.3 million, respectively.

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

The Company uses the Black-Scholes model to estimate the fair value of stock options granted. There were no stock options granted during the three months ended March 31, 2021, and 2020.

RSUs awarded to employees generally vest one-fourth per year over four years from the anniversary of the date of grant, provided the employee remains continuously employed with the Company. Shares of the Company’s stock are delivered to the employee upon vesting, subject to payment of applicable withholding taxes. The fair value of RSUs is equal to the closing price of the Company’s common stock on the date of grant. The total unrecognized compensation costs related to non-vested RSUs at March 31, 2021 was zero. There were no unvested RSUs as of March 31, 2021 and December 31, 2020, respectively.

The following table presents stock-based compensation expense included in the Company’s consolidated statements of operations:

	Three Months Ended March 31,
	2021	2020
Research and development	$644,176	$681,613
General and administrative	871,888	1,516,574
Total	$1,516,064	$2,198,187

NOTE 9 — COMMITMENTS AND CONTINGENCIES

Legal Proceedings

Please refer to Note 1 for the Company’s significant risks and uncertainties in regards to litigation.

Leases

Please refer to Note 10 for the Company’s current lease commitments.

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

The following table contains a summary of the Sublease costs recognized under ASC 842 and other information pertaining to the Company’s operating Sublease for the three months ended March 31, 2021:

Three Months Ended March 31, 2021
Sublease cost
Operating Sublease cost	$44,817
Total Sublease cost	$44,817

Other information
Operating cash flows used for operating Sublease	$48,865
Weighted average remaining Sublease term	0.3 years
Weighted average discount rate	10%

Future minimum Sublease payments under the Company’s non-cancelable operating Sublease as of March 31, 2021 and December 31, 2020 are as follows:

Future Operating Sublease Payments	Three Months Ended March 31, 2021
2021 (excluding the three months ended March 31, 2021)	65,153
Thereafter	—
Total Sublease payments	$65,153
Less: imputed interest	(803)
Total operating Sublease liabilities at March 31, 2021	$64,350

Future Operating Sublease Payments	Year Ended December 31, 2020
2021	114,018
Thereafter	—
Total Sublease payments	$114,018
Less: imputed interest	(2,789)
Total operating Sublease liabilities at December 31, 2020	$111,229

NOTE 11 — SUBSEQUENT EVENTS

Retention Program

As previously announced, on October 9, 2020, the compensation committee of the board of directors of the Company adopted a retention program for certain of its key employees, pursuant to which the Company would provide certain cash and equity incentives designed to retain such employees, including its executive officers (the “Retention Program”).

Under the Retention Program, and in addition to other incentives, each participant other than the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) are eligible to receive a guaranteed cash retention bonus equal to 50% of such participant’s target bonus for 2021 (which target bonus will be no less than such participant’s target bonus for 2020) to be paid on July 31, 2021, subject to continued employment through such date, and provided that any such payment will be credited against any bonus that may otherwise be due to such participant in the future, including any bonus that may be due pursuant to severance benefits.

On April 13, 2021, the compensation committee amended the Retention Program by adding the following terms and conditions (the “Supplemented Retention Program”):

(i)	the CEO’s target bonus for 2021 and subsequent years was increased from 50% to 55%;
(ii)

each participant will be eligible to receive a guaranteed cash retention bonus for the year ended December 31, 2021 equal to 50% (or 100% in the case of the CEO and the CFO, who will not have received a bonus payment on July 31, 2021 as other participants will have) of such participant’s then-current target annual bonus for 2021, subject to continued employment through the earlier of (a) January 2, 2022 and (b) the date the Company generally pays bonuses for 2021; and

(iii)

the Company retains the right, in its sole discretion, to grant bonuses on an individual-by-individual basis that exceed their target bonus amounts at the sole discretion of the Board, based on a variety of factors including, but not limited to, achievement of set objectives or as otherwise directed by the Board.

The forgoing description of the Supplemental Retention Program is qualified in its entirety by reference to the full text of the executive officer’s letter agreements, copies of which are filed with this Quarterly Report on Form 10-Q as Exhibits 10.1, 10.2 and 10.3.

Operating leases

On May 5, 2021, the Company entered into an office license agreement with BP Reservoir Place to license approximately 5,923 rentable square feet of office space located at 1601 Trapelo Road, Waltham, MA 02451. The term of the license agreement is scheduled to begin on August 1, 2021 and will expire on July 31, 2022, with an annual rate of $239,881.50 payable in equal monthly installments.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with our condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our annual audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020 as filed with the Securities and Exchange Commission on March 8, 2021.

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

We are developing roluperidone (f/k/a MIN-101) for the treatment of negative symptoms in patients with schizophrenia and MIN-301 for the treatment of Parkinson’s disease. In addition, we previously co-developed seltorexant (f/k/a MIN-202 or JNJ-42847922) with Janssen Pharmaceutica NV (“Janssen”) for the treatment of insomnia disorder and adjunctive treatment of Major Depressive Disorder (“MDD”). During 2020, we exercised our right to opt out of a joint development agreement with Janssen for the future development of seltorexant. As a result, we were entitled to collect royalties in the mid-single digits on potential future sales of seltorexant worldwide in certain indications, with no further financial obligations to Janssen. In January 2021, we sold our rights to these potential royalties to Royalty Pharma plc (“Royalty Pharma”).

On November 30, 2020 we received official meeting minutes from our November 10, 2020 Type C meeting with the U.S. Food and Drug Administration (“FDA”) regarding the development of roluperidone for treatment of negative symptoms of schizophrenia. The objective of this meeting was to obtain FDA input regarding the roluperidone data package and its readiness to support a New Drug Application (“NDA”). We summarized FDA’s comments in our 10-K filed on March 8, 2021, and we plan to continue to communicate with FDA regarding their comments and continue to move forward with the clinical pharmacology, non-clinical, and chemistry, manufacturing and controls work needed to support an NDA submission in 2022.

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

Clinical and Regulatory Update

Roluperidone

Open Label Extension

On May 11, 2021, we announced results from the 40-week open-label extension (OLE) of the Company’s phase 3 trial of roluperidone for the treatment of negative symptoms (NS) of schizophrenia. The OLE followed the 12-week double-blind, placebo-controlled portion of this trial. During the 40-week OLE, both investigators and patients were blinded to the roluperidone dose received (see “About the trial” below).

Over the 40-week OLE period, 333 patients participated, of whom 166 patients received the 32 mg dose and 167 patients received the 64 mg dose. The mean improvement in negative symptoms was 6.8 points in the 32 mg arm and 7.5 points in the 64 mg arm. PSP total score improved by a mean of 12.3 points in the 32 mg arm and 14.5 points in the 64 mg arm, suggesting functional improvement.

The mean improvement in positive symptoms, as measured by the PANSS positive symptom subscore, was 1.9 points in the 32 mg arm and 1.8 points in the 64 mg arm.

Reduced emotional experience, as measured by a sub-factor of the NSFS that assesses a patient’s motivation to take part in everyday life activities, had a mean improvement of 2.8 points in the 32 mg group and 3.0 points in the 64 mg group.

The relapse rate during the OLE, defined as patients being withdrawn from the trial due to worsening of symptoms of psychosis, was 15 patients out of 166 patients (9%) in the 32 mg arm and 10 patients out of 167 patients (6%) in the 64 mg arm. Over the one year duration the relapse rate was 11.7% overall.

Roluperidone at both doses was safe and well tolerated, and treatment-emergent adverse events (TEAE) were generally mild to moderate in severity. The most frequently reported TEAE in the overall group of 333 patients that participated in the OLE were headaches in 26 patients (7.8%), followed by worsening of schizophrenia in 18 patients (5.4%) and insomnia in 15 patients (4.5%). No other TEAE was reported by more than 4% of the patients. There was one death that occurred after treatment discontinuation (45 year old male) in the 64 mg arm due to treatment-unrelated respiratory failure. Twenty patients (6%) experienced serious adverse events, with the majority of them associated with the disease characteristics, and only 5 were judged by the investigator to be related to roluperidone. In total, 37 patients (11%) did not complete the OLE due to TEAE, with 25 patients (7.5%) due to relapse-related events and the remaining 12 patients due to a variety of other TEAE reported in ≤1% of the patients. Few QT prolongations were observed during the OLE, were generally transient in duration and only one in the 64 mg arm led to discontinuation from the study.

As previously announced, in the double-blind, placebo-controlled portion of the Phase 3 trial, a total of 515 patients were randomized in a 1:1:1 ratio to 32 mg/day roluperidone, 64 mg/day roluperidone, or placebo for 12 weeks, and 513 patients received study drugs. Of these, 333 patients (65%) entered the 40-week OLE, where patients receiving roluperidone continued to receive the same dose of roluperidone, while patients who received placebo during the double-blind phase were randomized at the beginning of the study to receive either 32 mg or 64 mg during the OLE. A total of 166 patients were treated with the 32 mg dose, and 167 patients with the 64 mg dose. A total of 202 of the 333 patients entering the OLE (61%) completed the 40-week period. Both investigators and patients were blinded to the roluperidone doses throughout the OLE. The OLE was designed to evaluate the safety of roluperidone after long-term exposure. Efficacy endpoints were also assessed throughout the 12-month duration of the study. Data collected during the OLE are not placebo-controlled and therefore their interpretation is limited.

As announced on May 29, 2020, the 12-week double-blind, placebo-controlled portion of the trial did not meet its primary or key secondary endpoints in the intent-to-treat population. The 32 mg and 64 mg doses were not statistically significantly different from placebo at week 12 on the primary endpoint of NSFS (p ≤0.259 and p ≤0.064, respectively), or on the key secondary endpoint, PSP total score (p ≤0.542 and nominal p ≤0.021, respectively). The subsequent analysis of the change in baseline in NSFS and PSP total score based on the modified ITT population treated with the 64 mg dose resulted in nominally statistically significant p ≤0.044 and p ≤0.017, respectively.

Bioequivalence Study

On April 23, 2021, we initiated subject screening in a pivotal bioequivalence study that will enroll approximately 48 healthy volunteers comparing the formulations employed in the Phase 2b and Phase 3 trials as well as at least one new formulation designed in conjunction with our commercial supplier to facilitate large scale manufacturing. Top line results for this study are expected in the third quarter of 2021.

Seltorexant

In June 2020 we exercised our right to opt out of our agreement with Janssen for the future Phase 3 development and commercialization of seltorexant. Under the terms of the opt-out agreement, we are entitled to collect royalties in the mid-single digits on potential future worldwide sales of seltorexant in certain indications, with no further financial obligations to Janssen. In January 2021 we sold our rights to these potential royalties to Royalty Pharma for a $60 million cash payment and up to an additional $95 million in potential milestones, subject to completion of the Phase 3 program by Jansen and regulatory approvals.

Financial Overview

Revenue. None of our product candidates have been approved for commercialization and we have not received any revenue in connection with the sale or license of our product candidates.

Collaborative Revenue. During 2020 we exercised our right to opt out of the joint development agreement with Janssen for the future development of seltorexant. As a result, we have no future obligations under the agreement and recognized approximately $41.2 million in collaborative revenue during 2020, which we had previously included on our balance sheet under deferred revenue.

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

We expect to continue to incur general and administrative expenses related to operating as a publicly traded company, including increased audit and legal fees, costs of compliance with securities laws, corporate governance and other regulations, investor relations expenses and higher insurance premiums.

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

Non-cash interest expense for the sale of future royalties. Non-cash interest expense for the sale of future royalties consists of the interest expense associated with the Royalty Pharma agreement.

Results of Operations

Comparison of Three Months Ended March 31, 2021 versus March 31, 2020

Research and Development Expenses

Research and development expenses were $3.3 million and $8.1 million for the three months ended March 31, 2021 and 2020, respectively, a decrease of approximately $4.8 million. The decrease in research and development expenses was primarily due to lower costs for the Phase 3 clinical trial of roluperidone as a result of the completion in May 2020 of the three-month core study portion of the trial. Non-cash stock compensation expense included in research and development expenses was $0.6 million and $0.7 million for the three months ended March 31, 2021 and 2020, respectively.

General and Administrative Expenses

General and administrative expenses were $4.2 million for both the three months ended March 31, 2021 and 2020. General and administrative expenses included compensation costs, consulting expenses and insurance premiums. Non-cash stock compensation expense included in general and administrative expenses was $0.9 million and $1.5 million for the three months ended March 31, 2021 and 2020, respectively.

Foreign Exchange Losses

Foreign exchange losses were $5 thousand and $9 thousand for the three months ended March 31, 2021 and 2020, respectively, a decrease of $4 thousand. The decrease in foreign exchange losses was primarily due to a lower level of clinical activities in 2021 denominated in Euros.

Investment Income

Investment income was $4 thousand and $130 thousand for the three months ended March 31, 2021 and 2020, respectively, a decrease of $126 thousand. The decrease was primarily due to lower average balances for cash equivalents and marketable securities during 2021.

Non-cash interest expense for the sale of future royalties

Non-cash interest expense for the sale of future royalties was $1.3 million and zero for the three months ended March 31, 2021 and 2020, respectively, an increase of $1.3 million. The increase was primarily due to the sale of our royalty interest in seltorexant to Royalty Pharma and the effective interest associated with the agreement under ASC 470, Debt.

Liquidity and Capital Resources

Sources of Liquidity

As of March 31, 2021, we had an accumulated deficit of approximately $293.6 million. We anticipate that we will continue to incur net losses for the foreseeable future as we continue the development and potential commercialization of our product candidates and to support our operations as a public company. At March 31, 2021, we had approximately $80.2 million in cash, cash equivalents, and restricted cash. In January 2021, Royalty Pharma acquired our royalty interest in seltorexant for an upfront payment of $60 million and up to $95 million in additional milestone payments. The potential future milestone payments to us will be contingent on the achievement of certain clinical, regulatory and commercialization milestones for seltorexant by Janssen. Seltorexant is currently in Phase 3 development for the treatment of MDD with insomnia symptoms by Janssen. We believe that our existing cash, cash equivalents, and restricted cash will be sufficient to meet our cash commitments for at least the next 12 months after the date that the interim condensed financial statements are issued.

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

Seltorexant Royalties

We previously co-developed seltorexant with Janssen for the treatment of insomnia disorder and adjunctive treatment of MDD. During 2020 we exercised our right to opt out of a joint development agreement with Janssen for the future development of seltorexant. As a result, we are entitled to collect royalties in the mid-single digits on potential future sales of seltorexant worldwide in certain indications, with no further financial obligations to Janssen.

On January 19, 2021, we entered into an agreement with Royalty Pharma under which Royalty Pharma has acquired our royalty interest in seltorexant for an upfront payment of $60 million and up to $95 million in future milestone payments, contingent upon the achievement of certain clinical, regulatory and commercial milestones for seltorexant by Janssen.

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

Cash Flows

The tables below set forth our significant sources and uses of cash for the periods set forth below.

	Three Months Ended March 31,
	2021	2020
	(dollars in millions)
Net cash (used in) provided by:
Operating activities	$(5.2)	$(9.2)
Investing activities	—	17.0
Financing activities	60	0.8
Net increase in cash	$54.8	$8.6

Net Cash Used in Operating Activities

Net cash used in operating activities of approximately $5.2 million during the three months ended March 31, 2021 was primarily due our net loss of $8.8 million, partially offset by stock-based compensation expense of $1.5 million, non-cash interest expense for the sale of future royalties of $1.3 million, a $0.5 million decrease in prepaid expense, a $0.1 million increase in accounts payable, and an increase in accrued expenses of approximately $0.2 million.

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

Net cash provided by investing activities was zero during the three months ended March 31, 2021.

Net cash provided by investing activities of approximately $17.0 million during the three months ended March 31, 2020 was primarily due to the maturity and redemption of marketable securities of $20.9 million, partially offset by the purchase of marketable securities of $3.9 million.

Net Cash Provided by Financing Activities

Net cash provided by financing activities of $60 million during the three months ended March 31, 2021 was due to the proceeds from the sale of future royalties of $60 million.

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

Critical Accounting Policies and Estimates

In our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, our most critical accounting policies and estimates upon which our financial status depends were identified as those relating to research and development costs; in-process research and development; goodwill; and income taxes. We reviewed our policies and determined that those policies and the accounting policies and estimates relating to the liability related to the sale of future royalties were our most critical accounting policies for the three months ended March 31, 2021.

Liability related to the sale of future royalties

The Company treats the sale of future royalties to Royalty Pharma as a debt financing, as the Company has significant continuing involvement in facilitating the transfer of royalties to Royalty Pharma and Royalty Pharma has recourse against the Company relating to the payments due from Janssen. As a result, the Company recorded the upfront payment of $60 million from this transaction as a liability related to the sale of future royalties to be amortized to interest expense using the effective interest rate method over the life of the arrangement.

The liability related to sale of future royalties and the related interest expense are based on our current estimates of future royalties expected to be paid over the life of the arrangement. The Company will periodically assess the expected royalty payments using a combination of internal projections and forecasts from external sources. To the extent the Company’s future estimates of royalty payments are greater or less than previous estimates or the estimated timing of such payments is materially different than its previous estimates, the Company will prospectively recognize related non-cash interest expense.

For further discussion of the sale of future royalties, please refer to Note 6, Sale of Future Royalties.

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

Our management, with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2021. Based on the evaluation of our disclosure controls and procedures as of March 31, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting during our latest fiscal quarter that would have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1.   Legal Proceedings

On December 8, 2020 and January 11, 2021, purported stockholders of the Company filed two putative securities class action complaints in the United States District Court for the District of Massachusetts, entitled McCoy v. Minerva Neurosciences, Inc., et al., No. 1:20-cv-12176 and Ao v. Minerva Neurosciences, Inc. et al., No. 1:21-cv-10051, respectively, against the Company and the Company’s Chairman and Chief Executive Officer (collectively, the “Defendants"). The complaints are nearly identical and allege that the Defendants made material false and/or misleading statements regarding the development of the Company’s drug candidate roluperidone purportedly causing losses to investors who acquired the Company’s common stock between May 15, 2017 and November 30, 2020. The complaints do not quantify any alleged damages but, in addition to attorneys' fees and costs, plaintiffs seek to recover damages on behalf of themselves and others who acquired the Company’s stock during the putative class period at allegedly inflated prices and purportedly suffered financial harm as a result. On March 5, 2021, the Court entered an order consolidating the actions into a case captioned In re Minerva Neurosciences, Inc. Securities Litigation, No. 1:20-cv-12176 and appointing lead plaintiffs and their counsel. On March 19, 2021, the parties filed a stipulated proposed order with the Court staying the Defendants’ response to the complaint until after plaintiffs file an amended complaint. We dispute these claims and intend to defend the matter vigorously. Given the uncertainty of litigation, the preliminary stage of the case, and the legal standards that must be met for, among other things, class certification and success on the merits, we cannot estimate the reasonably possible loss or range of loss that may result from this action.

Item 1A.   Risk Factors

We operate in a rapidly changing environment that involves a number of risks which could materially affect our business, financial condition or future results, some of which are beyond our control. In addition to the other information set forth in this Quarterly Report on Form 10-Q, the risks and uncertainties that we believe are most important for you to consider are discussed in Part I-Item 1A under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC on March 8, 2021. The risk factors set forth below are risk factors containing changes, which may be material, from the risk factors previously disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, as filed with the SEC.

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

As of March 31, 2021, we had an accumulated deficit of $293.6 million.

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

Our operations and the historic operations of Sonkei and Mind-NRG have consumed substantial amounts of cash since inception. As of March 31, 2021, we had cash, cash equivalents, and restricted cash of $80.2 million. We believe that our existing cash, cash equivalents, and restricted cash will be sufficient to meet our cash commitments for at least the next 12 months after the date that our interim condensed financial statements are issued. The process of drug development can be costly and the timing and outcomes of clinical trials is uncertain. The assumptions upon which we have based our estimates are routinely evaluated and may be subject to change. The actual amount of our expenditures will vary depending upon a number of factors including but not limited to the design, timing and duration of future clinical trials, the progress of our research and development programs, the infrastructure to support a commercial enterprise, the cost of a commercial product launch and the level of financial resources available.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

We did not sell any unregistered securities during the three months ended March 31, 2021.

Issuer Purchases of Equity Securities

We did not repurchase any securities during the three months ended March 31, 2021.

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

333-195169

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s registration statement on Form S-1/A filed with the SEC on November 4, 2019)	001-36517

10.1	Remy Luthringer Supplemental Retention Benefits Letter Agreement (redacted)

10.2	Geoff Race Supplemental Retention Benefits Letter Agreement (redacted)

10.3	Form of Supplemental Retention Benefits Letter Agreement for Other Officers

31.1	Certification of Chief Executive Officer (Principal Executive Officer) pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer (Principal Financial Officer) pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1+	Certification of Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) pursuant to Section 906 of Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from Minerva Neuroscience’s Quarterly Report on Form 10-Q for the three months ended March 31, 2021 is formatted in Inline XBRL and it is contained in Exhibit 101

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

MINERVA NEUROSCIENCES, INC.

By:
/s/ Geoffrey Race
Geoffrey Race
Chief Financial Officer and Chief Business Officer (Principal Financial Officer) (On behalf of the Registrant)

Date: May 12, 2021