Form 10-Q
period 2021-06-30
Minerva Neurosciences, Inc.
filed 2021-08-02
CIK 1598646

f

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

The number of shares of Registrant’s Common Stock, $0.0001 par value per share, outstanding as of July 28, 2021 was 42,721,566.

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

PART I – Financial Information

Item 1 – Financial Statements

MINERVA NEUROSCIENCES, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
	2021	2020
Assets
Current assets
Cash and cash equivalents	$74,214,767	$25,356,952
Restricted cash	100,000	100,000
Prepaid expenses and other current assets	910,577	1,983,264
Total current assets	75,225,344	27,440,216

Other noncurrent assets	14,808	14,808
Operating lease right-of-use assets	14,939	101,786
In-process research and development	15,200,000	15,200,000
Goodwill	14,869,399	14,869,399
Total assets	$105,324,490	$57,626,209

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$1,593,697	$995,614
Accrued expenses and other current liabilities	2,834,425	2,053,409
Operating leases	16,288	111,229
Total current liabilities	4,444,410	3,160,252
Deferred taxes	1,803,356	1,803,356
Liability related to the sale of future royalties	62,907,895	—
Total liabilities	69,155,661	4,963,608
Commitments and contingencies (Note 9)

Stockholders’ equity
Preferred stock; $0.0001 par value; 100,000,000 shares authorized; none issued or outstanding as of June 30, 2021 and December 31, 2020, respectively	—	—
Common stock; $0.0001 par value; 125,000,000 shares authorized; 42,721,566 shares issued and outstanding as of June 30, 2021 and December 31, 2020	4,272	4,272
Additional paid-in capital	340,353,900	337,453,776
Accumulated deficit	(304,189,343)	(284,795,447)
Total stockholders’ equity	36,168,829	52,662,601
Total liabilities and stockholders’ equity	$105,324,490	$57,626,209

See accompanying notes to condensed consolidated financial statements.

MINERVA NEUROSCIENCES, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues
Collaborative revenue	$—	$41,175,600	$—	$41,175,600
Total revenues	—	41,175,600	—	41,175,600
Expenses
Research and development	$5,520,928	$5,766,984	$8,779,635	$13,849,494
General and administrative	3,442,365	5,900,518	7,691,179	10,089,586
Total expenses	8,963,293	11,667,502	16,470,814	23,939,080
(Loss) gain from operations	(8,963,293)	29,508,098	(16,470,814)	17,236,520

Foreign exchange losses	(18,997)	(3,661)	(23,853)	(13,053)
Investment income	4,566	24,939	8,666	154,744
Non-cash interest expense for the sale of future royalties	(1,611,439)	—	(2,907,895)	—
Net (loss) income	$(10,589,163)	$29,529,376	$(19,393,896)	$17,378,211

Net (loss) income per share, basic	$(0.25)	$0.75	$(0.45)	$0.44
Weighted average shares outstanding, basic	42,721,566	39,483,187	42,721,566	39,330,389
Net (loss) income per share, diluted	$(0.25)	$0.73	$(0.45)	$0.43
Weighted average shares outstanding, diluted	42,721,566	40,278,071	42,721,566	40,144,996

See accompanying notes to condensed consolidated financial statements.

MINERVA NEUROSCIENCES, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-In Capital	Deficit	Total
Balances at January 1, 2020	39,084,121	$3,908	$314,511,853	$(286,736,218)	$27,779,543
Exercise of stock options	135,013	14	797,615	—	797,629
Stock-based compensation	—	—	2,198,187	—	2,198,187
Net loss	—	—	—	(12,151,165)	(12,151,165)
Balances at March 31, 2020	39,219,134	$3,922	$317,507,655	$(298,887,383)	$18,624,194
Issuance of common stock in a public offering	1,361,956	136	5,178,324	—	5,178,460
Costs related to issuance of common stock	—	—	(219,517)	—	(219,517)
Exercise of stock options	63,749	7	346,019	—	346,026
Stock-based compensation	—	—	3,485,482	—	3,485,482
Net income	—	—	—	29,529,376	29,529,376
Balances at June 30, 2020	$40,644,839	$4,065	$326,297,963	$(269,358,007)	$56,944,021

Balances at January 1, 2021	42,721,566	$4,272	$337,453,776	$(284,795,447)	$52,662,601
Stock-based compensation	—	—	1,516,064	—	1,516,064
Net loss	—	—	—	(8,804,733)	(8,804,733)
Balances at March 31, 2021	42,721,566	$4,272	$338,969,840	$(293,600,180)	$45,373,932
Stock-based compensation	—	—	1,384,060	—	1,384,060
Net loss	—	—	—	(10,589,163)	(10,589,163)
Balances at June 30, 2021	$42,721,566	$4,272	$340,353,900	$(304,189,343)	$36,168,829

See accompanying notes to condensed consolidated financial statements.

MINERVA NEUROSCIENCES, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net (loss) income	$(19,393,896)	$17,378,211
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	—	8,733
Accretion of marketable securities premium	—	(83,098)
Amortization of right-of-use assets	86,847	77,932
Stock-based compensation expense	2,900,124	5,683,669
Non-cash interest expense associated with the sale of future royalties	2,907,895	—
Changes in operating assets and liabilities
Prepaid expenses and other current assets	1,072,687	639,737
Accounts payable	598,083	821,555
Accrued expenses and other current liabilities	781,016	(59,514)
Operating lease liabilities, current	(94,941)	11,876
Deferred revenue	—	(41,175,600)
Operating lease liabilities, noncurrent	—	(94,941)
Net cash used in operating activities	(11,142,185)	(16,791,440)

Cash flows from investing activities:
Proceeds from the maturity and redemption of marketable securities	—	25,400,000
Purchase of marketable securities	—	(3,871,706)
Net cash provided by investing activities	—	21,528,294

Cash flows from financing activities:
Proceeds from the sale of future royalties	60,000,000	—
Proceeds from sales of common stock in public offering	—	5,178,460
Fees paid in connection with public offering	—	(219,517)
Proceeds from exercise of stock options	—	1,143,655
Net cash provided by financing activities	60,000,000	6,102,598
Net increase in cash, cash equivalents and restricted cash	48,857,815	10,839,452

Cash, cash equivalents and restricted cash
Beginning of period	25,456,952	21,512,623
End of period	$74,314,767	$32,352,075
Reconciliation of the Condensed Consolidated Statements of Cash Flows to the Condensed Consolidated Balance Sheets
Cash and cash equivalents	$74,214,767	$32,252,075
Restricted cash	100,000	100,000
Total cash, cash equivalents and restricted cash	$74,314,767	$32,352,075

See accompanying notes to condensed consolidated financial statements.

MINERVA NEUROSCIENCES, INC.

Notes to Condensed Consolidated Financial Statements

As of June 30, 2021 and for the Six Months Ended June 30, 2021 and 2020

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

Liquidity

The accompanying interim condensed consolidated financial statements have been prepared as though the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has limited capital resources and has incurred recurring operating losses and negative cash flows from operations since inception. As of June 30, 2021, the Company has an accumulated deficit of approximately $304.2 million and net cash used in operating activities was approximately $11.1 million during the six months ended June 30, 2021. Management expects to continue to incur operating losses and negative cash flows from operations in the future. The Company has financed its operations to date from proceeds from the sale of common stock, warrants, loans, convertible promissory notes, collaboration agreements and royalty sales.

As of June 30, 2021, the Company had cash, cash equivalents, and restricted cash of $74.3 million. The Company believes that its existing cash, cash equivalents, and restricted cash will be sufficient to meet its cash commitments for at least the next 12 months after the date that the interim condensed consolidated financial statements are issued. The process of drug development can be costly and the timing and outcomes of clinical trials is uncertain. The assumptions upon which the Company has based its estimates are routinely evaluated and may be subject to change. The actual amount of the Company’s expenditures will vary depending upon a number of factors including but not limited to the design, timing and duration of future clinical trials, the progress of the Company’s research and development programs, the infrastructure to support a commercial enterprise, the cost of a commercial product launch, and the level of financial resources available. The Company has the ability to adjust its operating plan spending levels based on the timing of future clinical trials, which will be predicated upon adequate funding to complete the trials.

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

Significant Risks and Uncertainties

Litigation

On December 8, 2020 and January 11, 2021, purported stockholders of the Company filed two putative securities class action complaints in the United States District Court for the District of Massachusetts, entitled McCoy v. Minerva Neurosciences, Inc., et al., No. 1:20-cv-12176 and Ao v. Minerva Neurosciences, Inc. et al., No. 1:21-cv-10051, respectively, against the Company and the Company’s Chairman and Chief Executive Officer (collectively, the “Defendants"). The complaints are nearly identical and allege that the Defendants made material false and/or misleading statements regarding the development of the Company’s drug candidate roluperidone purportedly causing losses to investors who acquired the Company’s common stock between May 15, 2017 and November 30, 2020. The complaints do not quantify any alleged damages but, in addition to attorneys' fees and costs, plaintiffs seek to recover damages on behalf of themselves and others who acquired the Company’s stock during the putative class period at allegedly inflated prices and purportedly suffered financial harm as a result. On March 5, 2021, the Court entered an order consolidating the actions into a case captioned In re Minerva Neurosciences, Inc. Securities Litigation, No. 1:20-cv-12176 and appointing lead plaintiffs and their counsel. On March 19, 2021, the parties filed a stipulated proposed order with the Court staying the Defendants’ response to the complaint until after plaintiffs file an amended complaint. On May 5, 2021, the parties filed a stipulation and proposed order voluntarily dismissing the lawsuit on behalf of the appointed lead plaintiffs. Also on May 5, 2021, a second plaintiff filed a motion for appointment as lead plaintiff, which the Court granted on May 21, 2021. On June 9, 2021, before the lead plaintiff’s deadline to amend the complaint and before defendants filed any response to the complaint, the parties stipulated to voluntary dismissal of the lawsuit on behalf of the appointed lead plaintiff. The Court entered the parties’ stipulation of dismissal on July 9, 2021 and closed the case.

COVID-19 Pandemic

The Company’s business could be adversely affected by the effects of the ongoing COVID-19 pandemic, which continues to have a negative impact on the local, regional, national and global scale. In response to the pandemic, a number of jurisdictions in which the Company or its service providers operate implemented shelter-in-place or similar type restrictions, which limited on-site activity to certain service providers. To support the health and well-being of its employees, partners and communities, the Company implemented work-from-home policies for its employees, which continue to be in effect. While certain jurisdictions, including Massachusetts, have begun a phased re-opening of businesses and governmental agencies, there remain limitations on the physical operations of businesses and prohibitions on certain non-essential gatherings, and it is unclear if such phased re-openings will continue or be rolled back, and there is uncertainty about when, if, or how the Company’s workforce may return. The effects of the state executive order, local shelter-in-place orders, government-imposed quarantines and the Company’s work-from-home policies, including the uncertainty about their duration, may negatively impact productivity, disrupt our business and delay the clinical programs and timelines.

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

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim reporting and the requirements of the Securities and Exchange Commission (“SEC”) in accordance with Regulation S-X, Rule 8-03. Under those rules, certain notes and financial information that are normally required for annual financial statements can be condensed or omitted. In the opinion of the Company’s management, the accompanying financial statements contain all adjustments (consisting of items of a normal and recurring nature) necessary to present fairly the financial position as of June 30, 2021, the results of operations for the three and six months ended June 30, 2021 and 2020 and cash flows for the six months ended June 30, 2021 and 2020. The results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the full year. When preparing financial statements in conformity with GAAP, management must make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates. The consolidated balance sheet as of December 31, 2020 was derived from the audited annual financial statements. The accompanying unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 8, 2021.

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

Restricted cash

Cash accounts with any type of restriction are classified as restricted. The Company maintained restricted cash balances as collateral for corporate credit cards in the amount of $0.1 million at each of June 30, 2021 and December 31, 2020.

Marketable securities

Marketable securities consisted of corporate and U.S. government debt securities. Based on the Company’s intentions regarding its marketable securities, all marketable securities were classified as held-to-maturity and were carried under the amortized cost approach. The Company’s investments in marketable securities were classified as Level 2 within the fair value hierarchy. As of June 30, 2021, all marketable securities have matured.

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

The amounts capitalized are being accounted for as indefinite-lived intangible assets, subject to impairment testing, until completion or abandonment of research and development efforts associated with the project. An IPR&D asset is considered abandoned when it ceases to be used (that is, research and development efforts associated with the asset have ceased, and there are no plans to sell or license the asset or derive defensive value from the asset). At that point, the asset is considered to be disposed of and is written off. Upon successful completion of each project, the Company will make a determination about the then remaining useful life of the intangible asset and begin amortization. The Company tests its indefinite-lived intangibles, IPR&D assets, for impairment annually on November 30 and more frequently if events or changes in circumstances indicate that it is more likely than not that the asset is impaired. When testing indefinite-lived intangibles for impairment, the Company may assess qualitative factors for its indefinite-lived intangibles to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the asset is impaired. Alternatively, the Company may bypass this qualitative assessment for some or all of its indefinite-lived intangibles and perform the quantitative impairment test that compares the fair value of the indefinite-lived intangible asset with the asset’s carrying amount. There was no impairment of IPR&D for the three and six months ended June 30, 2021 or 2020.

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

(Loss) Income per share

Basic (loss) income per share is computed by dividing net (loss) income by the weighted-average number of shares of common stock outstanding for the period. Diluted (loss) income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the earnings of the entity. The treasury stock method is used to determine the dilutive effect of the Company’s stock options and warrants.

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

Long-lived assets

The Company reviews the recoverability of all long-lived assets, including the related useful lives, whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset might not be recoverable. If required, the Company compares the estimated undiscounted future net cash flows to the related asset’s carrying value to determine whether there has been an impairment. If an asset is considered impaired, the asset is written down to fair value, which is based either on discounted cash flows or appraised values in the period the impairment becomes known. The Company believes that all long-lived assets are recoverable, and no impairment was deemed necessary at June 30, 2021 and 2020.

Goodwill

The Company tests its goodwill for impairment annually, or whenever events or changes in circumstances indicate an impairment may have occurred, by comparing its reporting unit’s carrying value to its fair value. Impairment may result from, among other things, deterioration in the performance of the acquired business, adverse market conditions, adverse changes in applicable laws or regulations and a variety of other circumstances. If the Company determines that an impairment has occurred, it is required to record a write-down of the carrying value and charge the impairment as an operating expense in the period the determination is made. In evaluating the recoverability of the carrying value of goodwill, the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the acquired assets. Changes in strategy or market conditions could significantly impact those judgments in the future and require an adjustment to the recorded balances. The Company tested its goodwill for impairment as of November 30, 2020. There was no impairment of goodwill for the six months ended June 30, 2021 and 2020.

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

NOTE 3 — ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following:

	June 30, 2021	December 31, 2020
Research and development costs and other accrued expenses	$1,631,882	$1,880,552
Accrued bonus	766,522	—
Professional fees	349,922	140,981
Vacation pay	86,099	—
Accrued severance	—	31,876
	$2,834,425	$2,053,409

NOTE 4 — NET (LOSS) INCOME PER SHARE OF COMMON STOCK

Basic (loss) income per share is calculated by dividing the net (loss) income by the weighted average number of shares of common stock outstanding. Diluted (loss) income per share is computed by dividing the net (loss) income by the weighted average number of shares of common stock outstanding, plus potential outstanding common stock for the period. Potential outstanding common stock includes stock options and shares underlying RSUs, but only to the extent that their inclusion is dilutive. The following table sets forth the computation of basic and diluted (loss) income per share for common stockholders:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net (loss) income	$(10,589,163)	$29,529,376	$(19,393,896)	$17,378,211

Weighted average shares of common stock outstanding - basic	42,721,566	39,483,187	42,721,566	39,330,389
Dilutive effect	—	794,884	—	814,607
Weighted average shares of common stock outstanding - diluted	42,721,566	40,278,071	42,721,566	40,144,996

Net (loss) income per ordinary share:
Basic	$(0.25)	$0.75	$(0.45)	$0.44
Diluted	$(0.25)	$0.73	$(0.45)	$0.43

The following securities outstanding at June 30, 2021 and 2020 have been excluded from the calculation of weighted average shares outstanding as their effect on the calculation of (loss) income per share is antidilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Common stock options	9,724,748	6,528,386	9,724,748	6,528,386
Restricted stock units	—	48,650	—	48,650
Common stock warrants	40,790	40,790	40,790	40,790

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

NOTE 6 — SALE OF FUTURE ROYALTIES

On January 19, 2021, the Company entered into an agreement with Royalty Pharma under which Royalty Pharma acquired Minerva’s royalty interest in seltorexant for an upfront payment of $60 million and up to an additional $95 million in additional milestone payments. These milestone payments are contingent upon the achievement of certain clinical, regulatory and commercial milestones for seltorexant by Janssen or any other party in the event that Janssen sells seltorexant. Under the terms of the agreement, the Company has significant continuing involvement in facilitating the transfer of royalties to Royalty Pharma and Royalty Pharma has recourse against the Company relating to the payments due from Janssen. As such, the Company applied the debt recognition guidance under ASC 470, Debt, and recorded the upfront payment of $60 million as a liability related to the sale of future royalties (“Royalty Obligation”), which will be amortized under the interest method over the estimated life of the agreement. In addition, in accordance with ASC 470, Debt, the Company will account for any royalties received in the future as non-cash royalty revenue.

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

The following table shows the activity of the Royalty Obligation since the transaction inception through June 30, 2021:

June 30, 2021
Upfront payment from the sale of future royalties	$60,000,000
Non-cash interest expense associated with the sale of future royalties	2,907,895
Liability related to the sale of future royalties	$62,907,895

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

Term Loan Warrants

In connection with the Company’s former Loan and Security Agreement with Oxford Finance LLC and Silicon Valley Bank (the “Lenders”), which provided for term loans to the Company in an aggregate principal amount of up to $15 million in two tranches on January 15, 2016, the Company issued the Lenders warrants to purchase 40,790 shares of common stock at a per share exercise price of $5.516. The warrants are immediately exercisable upon issuance, and other than in connection with certain mergers or acquisitions, will expire on the ten-year anniversary of the date of issuance. The fair value of the warrants was estimated at $0.2 million using a Black-Scholes model and assuming: (i) expected volatility of 100.8%, (ii) risk free interest rate of 1.83%, (iii) an expected life of 10 years and (iv) no dividend payments. The fair value of the warrants was included as a discount to the term loans drawn at such time and also as a component of additional paid-in capital and were amortized to interest expense over the term of the loan. Although the term loans were repaid in August 2018, all related warrants were outstanding and exercisable as of June 30, 2021.

NOTE 8 — STOCK AWARD PLAN AND STOCK-BASED COMPENSATION

In December 2013, the Company adopted the 2013 Equity Incentive Plan (as subsequently amended and restated, the “Plan”), which provides for the issuance of options, stock appreciation rights, stock awards and stock units. Pursuant to Nasdaq listing rules, the Company issued inducement awards in December 2017 to the Company’s President outside of the Plan in the form of an option to purchase 775,000 shares of the Company’s common stock and a RSU award to purchase 40,000 shares of the Company’s common stock. As of September 30, 2020, all remaining inducement awards have been canceled or expired. In June 2020, the Company increased the aggregate number of shares of common stock authorized for issuance under the Plan by 2,000,000 shares. Stock option activity for employees and non-employees for the six months ended June 30, 2021 is as follows:

	Shares Issuable Pursuant to Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Terms (years)	Total Intrinsic Value (in thousands)
Outstanding January 1, 2021	10,050,523	$6.60	7.0	$—

Granted	140,000	$2.90
Exercised	—	$—
Forfeited	(465,775)	$6.53
Outstanding June 30, 2021	9,724,748	$6.55	6.5	$—
Exercisable June 30, 2021	6,943,670	$6.80	5.7	$—
Available for future grant	483,391

The weighted average grant-date fair value of stock options outstanding on June 30, 2021 was $4.13 per share. Total unrecognized compensation costs related to non-vested stock options at June 30, 2021 were approximately $7.6 million and are expected to be recognized within future operating results over a weighted-average period of 1.64 years. The total intrinsic value of the options exercised during the six months ended June 30, 2021, and 2020 was zero and approximately $0.9 million, respectively.

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

The Company uses the Black-Scholes model to estimate the fair value of stock options granted. For stock options granted during the six months ended June 30, 2021 and 2020, the Company utilized the following assumptions:

	Six Months Ended June 30,
	2021	2020
Expected term (years)	5.50	5.50-5.88
Risk free interest rate	0.86%	0.37%-0.42%
Volatility	75%	68%-69%
Dividend yield	0%	0%
Weighted average grant date fair value per share of common stock	$1.83	$1.61

RSUs awarded to employees generally vest one-fourth per year over four years from the anniversary of the date of grant, provided the employee remains continuously employed with the Company. Shares of the Company’s stock are delivered to the employee upon vesting, subject to payment of applicable withholding taxes. The fair value of RSUs is equal to the closing price of the Company’s common stock on the date of grant. The total unrecognized compensation costs related to non-vested RSUs at June 30, 2021 was zero. There were no unvested RSUs as of June 30, 2021 and December 31, 2020, respectively.

The following table presents stock-based compensation expense included in the Company’s consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Research and development	$641,373	$694,540	$1,285,549	$1,376,153
General and administrative	742,687	2,790,942	1,614,575	4,307,516
Total	$1,384,060	$3,485,482	$2,900,124	$5,683,669

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

On May 5, 2021, the Company entered into an office license agreement with BP Reservoir Place to license approximately 5,923 rentable square feet of office space located at 1601 Trapelo Road, Waltham, MA 02451. The term of the license agreement is scheduled to begin on August 1, 2021 and will expire on July 31, 2022, with an annual rate of $239,881.50 payable in equal monthly installments. The Company has elected to not recognize the license agreement on the balance sheet as the term of the agreement is 12 months or less. Please refer to Note 2 for additional information on ASC 842, Leases.

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

The following table contains a summary of the Sublease costs recognized under ASC 842 and other information pertaining to the Company’s operating Sublease for the six months ended June 30, 2021:

Six Months Ended June 30, 2021
Sublease cost
Operating Sublease cost	$89,635
Total Sublease cost	$89,635

Other information
Operating cash flows used for operating Sublease	$97,730
Weighted average remaining Sublease term	0.1 years
Weighted average discount rate	10%

Future minimum Sublease payments under the Company’s non-cancelable operating Sublease as of June 30, 2021 and December 31, 2020 are as follows:

Future Operating Sublease Payments	Six Months Ended June 30, 2021
2021 (excluding the six months ended June 30, 2021)	$16,288
Thereafter	—
Total Sublease payments	$16,288
Less: imputed interest	—
Total operating Sublease liabilities at June 30, 2021	$16,288

Future Operating Sublease Payments	Year Ended December 31, 2020
2021	114,018
Thereafter	—
Total Sublease payments	$114,018
Less: imputed interest	(2,789)
Total operating Sublease liabilities at December 31, 2020	$111,229

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

On November 30, 2020 we received official meeting minutes from our November 10, 2020 Type C meeting with the U.S. Food and Drug Administration (“FDA”) regarding the development of roluperidone for treatment of negative symptoms of schizophrenia. The objective of this meeting was to obtain FDA input regarding the roluperidone data package and its readiness to support a New Drug Application (“NDA”). We summarized FDA’s comments in our 10-K filed on March 8, 2021, and we plan to continue to communicate with FDA regarding their comments and continue to move forward with the clinical pharmacology, non-clinical, and chemistry, manufacturing and controls work needed to support an NDA submission in the first half of 2022.

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

Clinical and Regulatory Update

Roluperidone

Open Label Extension

On May 11, 2021, we announced results from the 40-week open-label extension (OLE) of the Company’s phase 3 trial of roluperidone for the treatment of negative symptoms (NS) of schizophrenia. The OLE followed the 12-week double-blind, placebo-controlled portion of this trial. During the 40-week OLE, both investigators and patients were blinded to the roluperidone dose received. The OLE was designed to evaluate the safety of roluperidone after long-term exposure. Efficacy endpoints were also assessed during the OLE period. As such, efficacy data collected during the OLE are not placebo-controlled and therefore their interpretation is limited.

Over the 40-week OLE period, 333 patients participated, of whom 166 patients received the 32 mg dose and 167 patients received the 64 mg dose. A total of 202 of the 333 patients completed the 40-week OLE period.

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

The relapse rate during the OLE, defined as patients being withdrawn from the trial due to worsening of symptoms of psychosis, was 15 patients out of 166 patients (9%) in the 32 mg arm and 10 patients out of 167 patients (6%) in the 64 mg arm. Over the one-year duration the relapse rate was 11.7% overall.

Roluperidone at both doses was safe and well tolerated and treatment-emergent adverse events (TEAE) were generally mild to moderate in severity. The most frequently reported TEAE in the overall group of 333 patients that participated in the OLE were headaches in 26 patients (7.8%), followed by worsening of schizophrenia in 18 patients (5.4%) and insomnia in 15 patients (4.5%). No other TEAE was reported by more than 4% of the patients. There was one death that occurred after treatment discontinuation (45-year old male) in the 64 mg arm due to treatment-unrelated respiratory failure. Twenty patients (6%) experienced serious adverse events, with the majority of them associated with the disease characteristics, and only 5 were judged by the investigator to be related to roluperidone. In total, 37 patients (11%) did not complete the OLE due to TEAE, with 25 patients (7.5%) due to relapse-related events and the remaining 12 patients due to a variety of other TEAE reported in ≤1% of the patients. Few QT prolongations were observed during the OLE, were generally transient in duration and only one in the 64 mg arm led to discontinuation from the study.

As previously announced on May 29, 2020, the double-blind, placebo-controlled portion of the Phase 3 trial enrolled a total of 515 patients that were randomized in a 1:1:1 ratio to 32 mg/day roluperidone, 64 mg/day roluperidone, or placebo for 12 weeks, and 513 patients received study drugs. The 12-week double-blind, placebo-controlled portion of the trial did not meet its primary or key secondary endpoints in the intent-to-treat population. The 32 mg and 64 mg doses were not statistically significantly different from placebo at week 12 on the primary endpoint of NSFS (p ≤0.259 and p ≤0.064, respectively), or on the key secondary endpoint, PSP total score (p ≤0.542 and nominal p ≤0.021, respectively). The subsequent analysis of the change in baseline in NSFS and PSP total score based on the modified ITT population treated with the 64 mg dose resulted in nominally statistically significant p ≤0.044 and p ≤0.017, respectively.

Bioequivalence Study

On April 23, 2021, we initiated subject screening in a pivotal bioequivalence study in healthy volunteers comparing the formulations employed in the Phase 2b and Phase 3 trials as well as at least one new formulation designed in conjunction with our commercial supplier to facilitate large scale manufacturing. On June 29, 2021, we completed the enrollment of 48 subjects in this study, and top line results are expected in the third quarter of 2021.

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

Results of Operations

Comparison of Three Months Ended June 30, 2021 versus June 30, 2020

Collaborative Revenue

Collaborative Revenue was zero and $41.2 million for the three months ended June 30, 2021 and 2020, respectively, a decrease of $41.2 million. The decrease in collaborative revenue was the result of opting out of our co-development and license agreement with Janssen and recognizing the revenue during the three months ended June 30, 2020 and no similar activity in the corresponding period in 2021.

Research and Development Expenses

Research and development expenses were $5.5 million and $5.8 million for the three months ended June 30, 2021 and 2020, respectively, a decrease of approximately $0.3 million. The decrease in research and development expenses was primarily due to lower costs for the Phase 3 clinical trial of roluperidone as a result of the completion in May 2020 of the three-month core study portion of the trial. Non-cash stock compensation expense included in research and development expenses was $0.6 million and $0.7 million for the three months ended June 30, 2021 and 2020, respectively.

General and Administrative Expenses

General and administrative expenses were $3.4 million and $5.9 million for the three months ended June 30, 2021 and 2020, respectively, a decrease of approximately $2.5 million. The decrease in general and administrative expenses was primarily due to a decrease in non-cash stock-based compensation expenses and severance benefits. Non-cash stock compensation expense included in general and administrative expenses was $0.7 million and $2.8 million for the three months ended June 30, 2021 and 2020, respectively. The decrease in stock compensation expense of $2.1 million was due primarily to certain stock option awards approved in June 2020 as well as additional stock compensation expense incurred under a severance agreement.

Foreign Exchange Losses

Foreign exchange losses were $19 thousand and $4 thousand for the three months ended June 30, 2021 and 2020, respectively, an increase of $15 thousand. The increase in foreign exchange losses was primarily due to a higher level of clinical activities in 2021 denominated in Euros.

Investment Income

Investment income was $5 thousand and $25 thousand for the three months ended June 30, 2021 and 2020, respectively, a decrease of $20 thousand. The decrease was primarily due to lower average balances for cash equivalents and marketable securities during 2021.

Non-cash interest expense for the sale of future royalties

Non-cash interest expense for the sale of future royalties was $1.6 million for the three months ended June 30, 2021 and zero for the prior year period. The increase was primarily due to the sale of our royalty interest in seltorexant to Royalty Pharma and the effective interest associated with the agreement, see Note 6 for the sale of future royalties.

Comparison of Six Months Ended June 30, 2021 versus June 30, 2020

Collaborative Revenue

Collaborative Revenue was zero and $41.2 million for the six months ended June 30, 2021 and 2020, respectively, a decrease of $41.2 million. The decrease in collaborative revenue was the result of opting out of our co-development and license agreement with Janssen and recognizing the revenue during the six months ended June 30, 2020 and no similar activity in the corresponding period in 2021.

Research and Development Expenses

Research and development expenses were $8.8 million and $13.8 million for the six months ended June 30, 2021 and 2020, respectively, a decrease of approximately $5.0 million. The decrease in research and development expenses was primarily due to lower costs for the Phase 3 clinical trial of roluperidone as a result of the completion in May 2020 of the three-month core study portion of the trial. Non-cash stock compensation expense included in research and development expenses was $1.3 million and $1.4 million for the six months ended June 30, 2021 and 2020, respectively.

General and Administrative Expenses

General and administrative expenses were $7.7 million and $10.1 million for the six months ended June 30, 2021 and 2020, respectively, a decrease of approximately $2.4 million. The decrease in general and administrative expenses was primarily due to a decrease in non-cash stock-based compensation expenses and severance benefits. Non-cash stock compensation expense included in general and administrative expenses was $1.6 million and $4.3 million for the six months ended June 30, 2021 and 2020, respectively. The decrease in stock compensation expense of $2.7 million was due primarily to certain stock option awards approved in June 2020 as well as additional stock compensation expense incurred under a severance agreement.

Foreign Exchange Losses

Foreign exchange losses were $24 thousand and $13 thousand for the six months ended June 30, 2021 and 2020, respectively, an increase of $11 thousand. The increase in foreign exchange losses was primarily due to a higher level of clinical activities in 2021 denominated in Euros.

Investment Income

Investment income was $9 thousand and $155 thousand for the six months ended June 30, 2021 and 2020, respectively, a decrease of $146 thousand. The decrease was primarily due to lower average balances for cash equivalents and marketable securities during 2021.

Non-cash interest expense for the sale of future royalties

Non-cash interest expense for the sale of future royalties was $2.9 million for the six months ended June 30, 2021 and zero for the prior year period. The increase was primarily due to the sale of our royalty interest in seltorexant to Royalty Pharma and the effective interest associated with the agreement, see Note 6 for the sale of future royalties.

Liquidity and Capital Resources

Sources of Liquidity

As of June 30, 2021, we had an accumulated deficit of approximately $304.2 million. We anticipate that we will continue to incur net losses for the foreseeable future as we continue the development and potential commercialization of our product candidates and to support our operations as a public company. At June 30, 2021, we had approximately $74.3 million in cash, cash equivalents, and restricted cash. In January 2021, Royalty Pharma acquired our royalty interest in seltorexant for an upfront payment of $60 million and up to $95 million in additional milestone payments. The potential future milestone payments to us will be contingent on the achievement of certain clinical, regulatory and commercialization milestones for seltorexant by Janssen. Seltorexant is currently in Phase 3 development for the treatment of MDD with insomnia symptoms by Janssen. We believe that our existing cash, cash equivalents, and restricted cash will be sufficient to meet our cash commitments for at least the next 12 months after the date that the interim condensed financial statements are issued.

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

Cash Flows

The tables below set forth our significant sources and uses of cash for the periods.

	Six Months Ended June 30,
	2021	2020
	(dollars in millions)
Net cash (used in) provided by:
Operating activities	$(11.1)	$(16.8)
Investing activities	—	21.5
Financing activities	60.0	6.1
Net increase in cash	$48.9	$10.8

Net Cash Used in Operating Activities

Net cash used in operating activities of approximately $11.1 million during the six months ended June 30, 2021 was primarily due our net loss of $19.4 million, partially offset by stock-based compensation expense of $2.9 million, non-cash interest expense for the sale of future royalties of $2.9 million, a $1.1 million decrease in prepaid expense, a $0.6 million increase in accounts payable, and an increase in accrued expenses of $0.8 million.

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

Net cash provided by investing activities was zero during the three months ended June 30, 2021.

Net cash provided by investing activities of approximately $21.5 million during the six months ended June 30, 2020 was primarily due to the maturity and redemption of marketable securities of $25.4 million, partially offset by the purchase of marketable securities of $3.9 million.

Net Cash Provided by Financing Activities

Net cash provided by financing activities of $60 million during the six months ended June 30, 2021 was due to the proceeds from the sale of future royalties of $60 million.

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

Critical Accounting Policies and Estimates

In our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, our most critical accounting policies and estimates upon which our financial status depends were identified as those relating to research and development costs; in-process research and development; goodwill; and income taxes. We reviewed our policies and determined that those policies and the accounting policies and estimates relating to the liability related to the sale of future royalties were our most critical accounting policies for the six months ended June 30, 2021.

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

Our management, with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2021. Based on the evaluation of our disclosure controls and procedures as of June 30, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting during our latest fiscal quarter that would have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1.   Legal Proceedings

On December 8, 2020 and January 11, 2021, purported stockholders of the Company filed two putative securities class action complaints in the United States District Court for the District of Massachusetts, entitled McCoy v. Minerva Neurosciences, Inc., et al., No. 1:20-cv-12176 and Ao v. Minerva Neurosciences, Inc. et al., No. 1:21-cv-10051, respectively, against the Company and the Company’s Chairman and Chief Executive Officer (collectively, the “Defendants"). The complaints are nearly identical and allege that the Defendants made material false and/or misleading statements regarding the development of the Company’s drug candidate roluperidone purportedly causing losses to investors who acquired the Company’s common stock between May 15, 2017 and November 30, 2020. The complaints do not quantify any alleged damages but, in addition to attorneys' fees and costs, plaintiffs seek to recover damages on behalf of themselves and others who acquired the Company’s stock during the putative class period at allegedly inflated prices and purportedly suffered financial harm as a result. On March 5, 2021, the Court entered an order consolidating the actions into a case captioned In re Minerva Neurosciences, Inc. Securities Litigation, No. 1:20-cv-12176 and appointing lead plaintiffs and their counsel. On March 19, 2021, the parties filed a stipulated proposed order with the Court staying the Defendants’ response to the complaint until after plaintiffs file an amended complaint. On May 5, 2021, the parties filed a stipulation and proposed order voluntarily dismissing the lawsuit on behalf of the appointed lead plaintiffs. Also on May 5, 2021, a second plaintiff filed a motion for appointment as lead plaintiff, which the Court granted on May 21, 2021. On June 9, 2021, before the lead plaintiff’s deadline to amend the complaint and before defendants filed any response to the complaint, the parties stipulated to voluntary dismissal of the lawsuit on behalf of the appointed lead plaintiff. The Court entered the parties’ stipulation of dismissal on July 9, 2021 and closed the case.

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

As of June 30, 2021, we had an accumulated deficit of $304.2 million.

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

Our operations and the historic operations of Sonkei and Mind-NRG have consumed substantial amounts of cash since inception. As of June 30, 2021, we had cash, cash equivalents, and restricted cash of $74.3 million. We believe that our existing cash, cash equivalents, and restricted cash will be sufficient to meet our cash commitments for at least the next 12 months after the date that our interim condensed financial statements are issued. The process of drug development can be costly and the timing and outcomes of clinical trials is uncertain. The assumptions upon which we have based our estimates are routinely evaluated and may be subject to change. The actual amount of our expenditures will vary depending upon a number of factors including but not limited to the design, timing and duration of future clinical trials, the progress of our research and development programs, the infrastructure to support a commercial enterprise, the cost of a commercial product launch and the level of financial resources available.

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

When we need to secure additional financing, such additional fundraising efforts may divert our management from our day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates. In addition, we cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. If we raise additional equity financing, our stockholders may experience significant dilution of their ownership interests, and the per-share value of our common stock could decline. If we engage in debt financing, we may be required to accept terms that restrict our ability to incur additional indebtedness and force us to maintain specified liquidity or other ratios. Further, the evolving and volatile global economic climate and global financial market conditions could limit our ability to raise funding and otherwise adversely impact our business or those of our collaborators and providers. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of one or more of our product candidates. Any of these events could significantly harm our business, financial condition and prospects.

We are subject to risks and uncertainties as a result of the ongoing COVID-19 pandemic, and could be subject to risks from further health pandemics or epidemics, as well as uncertainty regarding returning to work and phased re-openings.

Our business could be adversely affected by the effects of health pandemics or epidemics, including the ongoing COVID-19 pandemic, which continues to have a negative impact on the local, regional, national and global scale. In response to the pandemic, a number of jurisdictions in which we or our service providers operate implemented shelter-in-place or similar type restrictions, which limited on-site activity to certain service providers. To support the health and well-being of our employees, partners and communities, we implemented work-from-home policies for our employees, which continue to be in effect. While certain jurisdictions, including Massachusetts, have begun a phased re-opening of businesses and governmental agencies, there remain limitations on the physical operations of businesses and prohibitions on certain non-essential gatherings, and it is unclear if such phased re-openings will continue or be rolled back, and there is uncertainty about when, if, or how our workforce may return. The effects of the state executive order, local shelter-in-place orders, government-imposed quarantines and our work-from-home policies, including the uncertainty about their duration, may negatively impact productivity, disrupt our business and delay our clinical programs and timelines. The magnitude of these negative effects will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course, and our ability to respond with minimal disruptions to the evolving restrictions, reopenings, and any future curtailment. These and similar, and perhaps more severe, disruptions in our operations in response to the ongoing COVID-19 pandemic and any future health pandemics or epidemics could negatively impact our business, operating results and financial condition.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

We did not sell any unregistered securities during the six months ended June 30, 2021.

Issuer Purchases of Equity Securities

We did not repurchase any securities during the six months ended June 30, 2021.

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

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s registration statement on Form S-1/A filed with the SEC on November 4, 2019)

31.1	Certification of Chief Executive Officer (Principal Executive Officer) pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer (Principal Financial Officer) pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1+	Certification of Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) pursuant to Section 906 of Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from Minerva Neuroscience’s Quarterly Report on Form 10-Q for the three months ended June 30, 2021 is formatted in Inline XBRL and it is contained in Exhibit 101

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

Date: August 2, 2021