Form 10-Q
period 2021-09-30
Minerva Neurosciences, Inc.
filed 2021-11-08
CIK 1598646

f

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

The number of shares of Registrant’s Common Stock, $0.0001 par value per share, outstanding as of November 3, 2021 was 42,721,566.

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

PART I – Financial Information

Item 1 – Financial Statements

MINERVA NEUROSCIENCES, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
	2021	2020
Assets
Current assets
Cash and cash equivalents	$65,588,119	$25,356,952
Restricted cash	100,000	100,000
Prepaid expenses and other current assets	1,750,451	1,983,264
Total current assets	67,438,570	27,440,216

Capitalized software, net	51,080	—
Other noncurrent assets	—	14,808
Operating lease right-of-use assets	—	101,786
In-process research and development	15,200,000	15,200,000
Goodwill	14,869,399	14,869,399
Total assets	$97,559,049	$57,626,209

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$1,200,509	$995,614
Accrued expenses and other current liabilities	1,882,251	2,053,409
Operating leases	—	111,229
Total current liabilities	3,082,760	3,160,252
Deferred taxes	1,803,356	1,803,356
Liability related to the sale of future royalties	64,594,985	—
Total liabilities	69,481,101	4,963,608
Commitments and contingencies (Note 9)

Stockholders’ equity
Preferred stock; $0.0001 par value; 100,000,000 shares authorized; none issued or outstanding as of September 30, 2021 and December 31, 2020, respectively	—	—
Common stock; $0.0001 par value; 125,000,000 shares authorized; 42,721,566 shares issued and outstanding as of September 30, 2021 and December 31, 2020	4,272	4,272
Additional paid-in capital	341,468,426	337,453,776
Accumulated deficit	(313,394,750)	(284,795,447)
Total stockholders’ equity	28,077,948	52,662,601
Total liabilities and stockholders’ equity	$97,559,049	$57,626,209

See accompanying notes to condensed consolidated financial statements.

MINERVA NEUROSCIENCES, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues
Collaborative revenue	$—	$—	$—	$41,175,600
Total revenues	—	—	—	41,175,600
Expenses
Research and development	$4,512,853	$4,638,614	$13,292,488	$18,488,108
General and administrative	3,004,765	3,451,667	10,695,944	13,541,253
Total expenses	7,517,618	8,090,281	23,988,432	32,029,361
(Loss) gain from operations	(7,517,618)	(8,090,281)	(23,988,432)	9,146,239

Foreign exchange losses	(4,855)	(27,496)	(28,708)	(40,549)
Investment income	4,156	5,164	12,822	159,908
Non-cash interest expense for the sale of future royalties	(1,687,090)	—	(4,594,985)	—
Net (loss) income	$(9,205,407)	$(8,112,613)	$(28,599,303)	$9,265,598

Net (loss) income per share, basic	$(0.22)	$(0.19)	$(0.67)	$0.23
Weighted average shares outstanding, basic	42,721,566	41,917,923	42,721,566	40,199,196
Net (loss) income per share, diluted	$(0.22)	$(0.19)	$(0.67)	$0.23
Weighted average shares outstanding, diluted	42,721,566	41,917,923	42,721,566	40,477,801

See accompanying notes to condensed consolidated financial statements.

MINERVA NEUROSCIENCES, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-In Capital	Deficit	Total
Balances at January 1, 2020	39,084,121	$3,908	$314,511,853	$(286,736,218)	$27,779,543
Exercise of stock options	135,013	14	797,615	—	797,629
Stock-based compensation	—	—	2,198,187	—	2,198,187
Net loss	—	—	—	(12,151,165)	(12,151,165)
Balances at March 31, 2020	39,219,134	$3,922	$317,507,655	$(298,887,383)	$18,624,194
Issuance of common stock in a public offering	1,361,956	136	5,178,324	—	5,178,460
Costs related to issuance of common stock	—	—	(219,517)	—	(219,517)
Exercise of stock options	63,749	7	346,019	—	346,026
Stock-based compensation	—	—	3,485,482	—	3,485,482
Net income	—	—	—	29,529,376	29,529,376
Balances at June 30, 2020	$40,644,839	$4,065	$326,297,963	$(269,358,007)	$56,944,021
Issuance of common stock in a public offering	2,019,652	201	7,371,408	—	7,371,609
Costs related to issuance of common stock	—	—	(236,149)	—	(236,149)
Vesting of restricted stock units	10,000	1	(1)	—	—
Stock-based compensation	—	—	2,056,035	—	2,056,035
Net loss	—	—	—	(8,112,613)	(8,112,613)
Balances at September 30, 2020	$42,674,491	$4,267	$335,489,256	$(277,470,620)	$58,022,903

Balances at January 1, 2021	42,721,566	$4,272	$337,453,776	$(284,795,447)	$52,662,601
Stock-based compensation	—	—	1,516,064	—	1,516,064
Net loss	—	—	—	(8,804,733)	(8,804,733)
Balances at March 31, 2021	42,721,566	$4,272	$338,969,840	$(293,600,180)	$45,373,932
Stock-based compensation	—	—	1,384,060	—	1,384,060
Net loss	—	—	—	(10,589,163)	(10,589,163)
Balances at June 30, 2021	$42,721,566	$4,272	$340,353,900	$(304,189,343)	$36,168,829
Stock-based compensation	—	—	1,114,526	—	1,114,526
Net loss	—	—	—	(9,205,407)	(9,205,407)
Balances at September 30, 2021	$42,721,566	$4,272	$341,468,426	$(313,394,750)	$28,077,948

See accompanying notes to condensed consolidated financial statements.

MINERVA NEUROSCIENCES, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net (loss) income	$(28,599,303)	$9,265,598
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	—	13,100
Accretion of marketable securities premium	—	(86,774)
Amortization of right-of-use assets	101,786	118,487
Stock-based compensation expense	4,014,650	7,739,704
Non-cash interest expense associated with the sale of future royalties	4,594,985	—
Changes in operating assets and liabilities
Prepaid expenses and other current assets	232,813	(1,191,811)
Capitalized software	(51,080)	—
Other noncurrent assets	14,808	—
Accounts payable	204,895	(1,615,419)
Accrued expenses and other current liabilities	(171,158)	396,747
Operating lease liabilities, current	(111,229)	(15,945)
Deferred revenue	—	(41,175,600)
Operating lease liabilities, noncurrent	—	(111,229)
Net cash used in operating activities	(19,768,833)	(26,663,142)

Cash flows from investing activities:
Proceeds from the maturity and redemption of marketable securities	—	28,400,000
Purchase of marketable securities	—	(3,871,706)
Net cash provided by investing activities	—	24,528,294

Cash flows from financing activities:
Proceeds from the sale of future royalties	60,000,000	—
Proceeds from sales of common stock in public offering	—	12,550,069
Fees paid in connection with public offering	—	(455,666)
Proceeds from exercise of stock options	—	1,143,655
Net cash provided by financing activities	60,000,000	13,238,058
Net increase in cash, cash equivalents and restricted cash	40,231,167	11,103,210

Cash, cash equivalents and restricted cash
Beginning of period	25,456,952	21,512,623
End of period	$65,688,119	$32,615,833
Reconciliation of the Condensed Consolidated Statements of Cash Flows to the Condensed Consolidated Balance Sheets
Cash and cash equivalents	$65,588,119	$32,515,833
Restricted cash	100,000	100,000
Total cash, cash equivalents and restricted cash	$65,688,119	$32,615,833

See accompanying notes to condensed consolidated financial statements.

MINERVA NEUROSCIENCES, INC.

Notes to Condensed Consolidated Financial Statements

As of September 30, 2021 and for the Nine Months Ended September 30, 2021 and 2020

(Unaudited)

NOTE 1 — NATURE OF OPERATIONS AND LIQUIDITY

Nature of Operations

Minerva Neurosciences, Inc. (“Minerva” or the “Company”) is a clinical-stage biopharmaceutical company focused on the development and commercialization of product candidates to treat patients suffering from central nervous system (“CNS”) diseases. The Company’s lead product candidate is roluperidone (f/k/a MIN-101), a compound the Company is developing for the treatment of negative symptoms in patients with schizophrenia, and MIN-301, a compound the Company is developing for the treatment of Parkinson’s disease. In addition, Minerva previously co-developed seltorexant (f/k/a MIN-202 or JNJ-42847922) with Janssen Pharmaceutica NV (“Janssen”) for the treatment of insomnia disorder and adjunctive treatment of Major Depressive Disorder (“MDD”). During 2020 Minerva exercised its right to opt out of the joint development agreement with Janssen for the future development of seltorexant. As a result, the Company will be entitled to collect royalties in the mid-single digits on potential future worldwide sales of seltorexant in certain indications, with no further financial obligations to Janssen. In January 2021, the Company sold its rights to these potential royalties to Royalty Pharma (see Notes 5 and 6).

The Company holds the license to roluperidone from Mitsubishi Tanabe Pharma Corporation (“MTPC”) with the rights to develop, sell and import roluperidone globally, excluding most of Asia. The Company also has exclusive rights to develop and commercialize MIN-301.

Liquidity

The accompanying interim condensed consolidated financial statements have been prepared as though the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has limited capital resources and has incurred recurring operating losses and negative cash flows from operations since inception. As of September 30, 2021, the Company has an accumulated deficit of approximately $313.4 million and net cash used in operating activities was approximately $19.8 million during the nine months ended September 30, 2021. Management expects to continue to incur operating losses and negative cash flows from operations in the future. The Company has financed its operations to date from proceeds from the sale of common stock, warrants, loans, convertible promissory notes, collaboration agreements and royalty sales.

As of September 30, 2021, the Company had cash, cash equivalents, and restricted cash of $65.7 million. The Company believes that its existing cash, cash equivalents, and restricted cash will be sufficient to meet its cash commitments for at least the next 12 months after the date that the interim condensed consolidated financial statements are issued. The process of drug development can be costly and the timing and outcomes of clinical trials is uncertain. The assumptions upon which the Company has based its estimates are routinely evaluated and may be subject to change. The actual amount of the Company’s expenditures will vary depending upon a number of factors including but not limited to the design, timing and duration of future clinical trials, the progress of the Company’s research and development programs, the infrastructure to support a commercial enterprise, the cost of a commercial product launch, and the level of financial resources available. The Company has the ability to adjust its operating plan spending levels based on the timing of future clinical trials, which will be predicated upon adequate funding to complete the trials.

The Company will need to raise additional capital in order to continue to fund operations and fully fund later stage clinical development programs. Specifically, management continues to evaluate the MIN-301 program in regards to current liquidity, timing of future development, and potential revenue. The Company believes that it will be able to obtain additional working capital through equity financings or other arrangements to fund future operations; however, there can be no assurance that such additional financing, if available, can be obtained on terms acceptable to the Company. If the Company is unable to obtain such additional financing, future operations would need to be scaled back or discontinued.

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

COVID-19 Pandemic

The Company’s business could be adversely affected by the effects of the ongoing COVID-19 pandemic, which continues to have a negative impact on the local, regional, national and global scale. In response to the pandemic, a number of jurisdictions in which the Company or its service providers operate implemented shelter-in-place or similar type restrictions, which limited on-site activity to certain service providers. To support the health and well-being of its employees, partners and communities, the Company implemented work-from-home policies for its employees, which continue to be in effect. While global vaccination efforts are underway and certain jurisdictions, including Massachusetts, have reopened businesses and governmental agencies, there remain limitations on the physical operations of businesses and prohibitions on certain non-essential gatherings, and we are unable to accurately predict the full impact that COVID-19 will have due to numerous uncertainties, including the duration of the outbreak, the result of vaccination efforts, resurgence of the virus, actions that may be taken by governmental authorities, the impact on our business including our clinical programs and timelines, and the impact to the business of our service providers and partners.

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

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim reporting and the requirements of the Securities and Exchange Commission (“SEC”) in accordance with Regulation S-X, Rule 8-03. Under those rules, certain notes and financial information that are normally required for annual financial statements can be condensed or omitted. In the opinion of the Company’s management, the accompanying financial statements contain all adjustments (consisting of items of a normal and recurring nature) necessary to present fairly the financial position as of September 30, 2021, the results of operations for the three and nine months ended September 30, 2021 and 2020 and cash flows for the nine months ended September 30, 2021 and 2020. The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the full year. The consolidated balance sheet as of December 31, 2020 was derived from the audited annual financial statements. The accompanying unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 8, 2021.

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

Restricted cash

Cash accounts with any type of restriction are classified as restricted. The Company maintained restricted cash balances as collateral for corporate credit cards in the amount of $0.1 million at each of September 30, 2021 and December 31, 2020.

Marketable securities

Marketable securities consisted of corporate and U.S. government debt securities. Based on the Company’s intentions regarding its marketable securities, all marketable securities were classified as held-to-maturity and were carried under the amortized cost approach. The Company’s investments in marketable securities were classified as Level 2 within the fair value hierarchy. As of September 30, 2021, all marketable securities have matured.

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

The amounts capitalized are being accounted for as indefinite-lived intangible assets, subject to impairment testing, until completion or abandonment of research and development efforts associated with the project. An IPR&D asset is considered abandoned when it ceases to be used (that is, research and development efforts associated with the asset have ceased, and there are no plans to sell or license the asset or derive defensive value from the asset). At that point, the asset is considered to be disposed of and is written off. Upon successful completion of each project, the Company will make a determination about the then remaining useful life of the intangible asset and begin amortization. The Company tests its indefinite-lived intangibles, IPR&D assets, for impairment annually on November 30 and more frequently if events or changes in circumstances indicate that it is more likely than not that the asset is impaired. When testing indefinite-lived intangibles for impairment, the Company may assess qualitative factors for its indefinite-lived intangibles to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the asset is impaired. Alternatively, the Company may bypass this qualitative assessment for some or all of its indefinite-lived intangibles and perform the quantitative impairment test that compares the fair value of the indefinite-lived intangible asset with the asset’s carrying amount. There was no impairment of IPR&D for the three and nine months ended September 30, 2021 or 2020.

Stock-based compensation

The Company recognizes compensation cost relating to stock-based payment transactions using a fair-value measurement method, which requires all stock-based payments to employees, including grants of employee stock options, to be recognized in operating results as compensation expense based on fair value over the requisite service period of the awards. The Company determines the fair value of stock-based awards using the Black-Scholes option-pricing model which uses both historical and current market data to estimate fair value. The method incorporates various assumptions such as the risk-free interest rate, expected volatility, expected dividend yield, and expected life of the options. Forfeitures are recorded as they occur instead of estimating forfeitures that are expected to occur. The fair value of restricted stock units (“RSUs”) is equal to the closing price of the Company’s common stock on the date of grant. See Note 8 for information on the Company’s performance-based restricted stock units (“PRSU”) grants.

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

Software

The Company accounts for capitalized software in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 350, Intangibles—Goodwill and Other (“ASC 350-40”), which provides guidance for computer software developed or obtained for internal use. The Company is required to continually evaluate the stage of the implementation process to determine whether costs are expensed or capitalized. Costs incurred during the preliminary project phase or planning and research phase are expensed as incurred. Costs incurred during the development phase, such as material and direct services costs, compensation costs of employees associated with the development and interest cost, are capitalized as incurred. Costs incurred during the post-implementation or operation phase, such as training and maintenance costs, are expensed as incurred. In addition, costs incurred to modify existing software that result in additional functionality are capitalized as incurred. Capitalized costs are amortized over the expected useful life of the asset.

In August 2018, the FASB issued ASU No. 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40), Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. This new guidance requires a customer in a cloud computing arrangement (i.e., hosting arrangement) that is a service contract to follow the internal-use software guidance in ASC 350-40 to determine which implementation costs to capitalize as assets or expense as incurred. Also, capitalized implementation costs related to a hosting arrangement that is a service contract will be amortized over the term of the hosting arrangement, beginning when the module or component of the hosting arrangement is ready for its intended use.

Leases

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

Operating lease liabilities and their corresponding right-of-use assets are recorded based on the present value of lease payments over the expected remaining lease term. Certain adjustments to the right-of-use asset may be required for items such as incentives received. The interest rate implicit in the Company’s leases is typically not readily determinable. As a result, the Company utilizes its incremental borrowing rate, which reflects the fixed rate at which the Company could borrow on a collateralized basis the amount of the lease payments in the same currency, for a similar term and in a similar economic environment. In transition to FASB ASC Topic 842, Leases (“ASC 842”), the Company utilized the remaining lease term of its leases in determining the appropriate incremental borrowing rates.

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

Long-lived assets

The Company reviews the recoverability of all long-lived assets, including the related useful lives, whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset might not be recoverable. If required, the Company compares the estimated undiscounted future net cash flows to the related asset’s carrying value to determine whether there has been an impairment. If an asset is considered impaired, the asset is written down to fair value, which is based either on discounted cash flows or appraised values in the period the impairment becomes known. The Company believes that all long-lived assets are recoverable, and no impairment was deemed necessary at September 30, 2021 and 2020.

Goodwill

The Company tests its goodwill for impairment annually, or whenever events or changes in circumstances indicate an impairment may have occurred, by comparing its reporting unit’s carrying value to its fair value. Impairment may result from, among other things, deterioration in the performance of the acquired business, adverse market conditions, adverse changes in applicable laws or regulations and a variety of other circumstances. If the Company determines that an impairment has occurred, it is required to record a write-down of the carrying value and charge the impairment as an operating expense in the period the determination is made. In evaluating the recoverability of the carrying value of goodwill, the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the acquired assets. Changes in strategy or market conditions could significantly impact those judgments in the future and require an adjustment to the recorded balances. The Company tested its goodwill for impairment as of November 30, 2020. There was no impairment of goodwill for the nine months ended September 30, 2021 and 2020.

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

Liability related to the sale of future royalties

The Company treats the sale of future royalties to Royalty Pharma as a debt financing, as the Company has significant continuing involvement in facilitating the transfer of royalties to Royalty Pharma and Royalty Pharma has recourse against the Company relating to the payments due from Janssen. As a result, the Company recorded the upfront payment of $60 million from this transaction as a liability related to the sale of future royalties to be amortized to interest expense using the effective interest rate method over the life of the arrangement. Under the terms of the agreement, all payments from Royalty Pharma to Minerva, including the initial upfront payment of $60 million as well as amortized interest expense, are not repayable to Royalty Pharma in the event that Janssen discontinues the clinical development of seltorexant or ceases to pursue its commercialization at a future date for any reason.

The liability related to sale of future royalties and the related interest expense is based on our current estimates of future royalties expected to be paid over the life of the arrangement. The Company will periodically assess the expected royalty payments using a combination of internal projections and forecasts from external sources. To the extent the Company’s future estimates of royalty payments are greater or less than previous estimates or the estimated timing of such payments is materially different than its previous estimates, the Company will prospectively recognize related non-cash interest expense.

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

Recent accounting pronouncements

From time to time, new accounting pronouncements are issued by the FASB and are adopted by the Company as of the specified effective date.

NOTE 3 — ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following:

	September 30, 2021	December 31, 2020
Research and development costs and other accrued expenses	$976,635	$1,880,552
Accrued bonus	601,264	—
Professional fees	227,874	140,981
Vacation pay	76,478	—
Accrued severance	—	31,876
	$1,882,251	$2,053,409

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net (loss) income	$(9,205,407)	$(8,112,613)	$(28,599,303)	$9,265,598

Weighted average shares of common stock outstanding - basic	42,721,566	41,917,923	42,721,566	40,199,196
Dilutive effect	—	—	—	278,605
Weighted average shares of common stock outstanding - diluted	42,721,566	41,917,923	42,721,566	40,477,801

Net (loss) income per ordinary share:
Basic	$(0.22)	$(0.19)	$(0.67)	$0.23
Diluted	$(0.22)	$(0.19)	$(0.67)	$0.23

The following securities outstanding at September 30, 2021 and 2020 have been excluded from the calculation of weighted average shares outstanding as their effect on the calculation of (loss) income per share is antidilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Common stock options	1,794,467	9,347,054	1,794,467	6,357,500
Restricted stock units	—	48,650	—	48,650
Performance-based restricted stock units	3,651,403	—	3,651,403	—
Common stock warrants	40,790	40,790	40,790	40,790

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

NOTE 6 — SALE OF FUTURE ROYALTIES

On January 19, 2021, the Company entered into an agreement with Royalty Pharma under which Royalty Pharma acquired Minerva’s royalty interest in seltorexant for an upfront payment of $60 million and up to an additional $95 million in potential milestone payments. These milestone payments are contingent upon the achievement of certain clinical, regulatory and commercial milestones for seltorexant by Janssen or any other party in the event that Janssen sells seltorexant. Under the terms of the agreement, the Company has significant continuing involvement in facilitating the transfer of royalties to Royalty Pharma and Royalty Pharma has recourse against the Company relating to the payments due from Janssen. As such, the Company applied the debt recognition guidance under ASC 470, Debt, and recorded the upfront payment of $60 million as a liability related to the sale of future royalties (“Royalty Obligation”), which will be amortized under the interest method over the estimated life of the agreement. Under the terms of the agreement, all payments from Royalty Pharma to Minerva, including the initial upfront payment of $60 million as well as amortized interest expense, are not repayable to Royalty Pharma in the event that Janssen discontinues the clinical development of seltorexant or ceases to pursue its commercialization at a future date for any reason. In addition, in accordance with ASC 470, Debt, the Company will account for any royalties received in the future as non-cash royalty revenue.

As royalties are remitted to the Company from Janssen and subsequently passed onto Royalty Pharma, the balance of the Royalty Obligation will be effectively repaid over the life of the co-development and license agreement (the “Agreement”) with Janssen. In order to determine the amortization of the Royalty Obligation, the Company is required to estimate the total amount of future royalty payments to Royalty Pharma over the life of the Agreement. In addition to the $60 million upfront payment, up to an additional $95 million in potential milestone payments will also be recorded as a liability related to the sale of future royalties when they are received and amortized under the interest method over the estimated remaining life of the agreement. At execution, the Company’s estimate of this total interest expense resulted in an effective annual interest rate of approximately 10.5%. As of September 30, 2021, the Company estimated the effective annual interest rate to be approximately 10.7%. This estimate contains significant assumptions that impact both the amount recorded at execution and the interest expense that will be recognized over the royalty period. The Company will periodically assess the estimated royalty payments to Royalty Payments from Janssen and to the extent the amount or timing of such payments is materially different than the original estimates, an adjustment will be recorded prospectively to increase or decrease interest expense. There are a number of factors that could materially affect the amount and timing of royalty payments to Royalty Pharma from Janssen, and correspondingly, the amount of interest expense recorded by the Company, most of which are not within the Company’s control. Such factors include, but are not limited to, delays or discontinuation of development of seltorexant, regulatory approval, changing standards of care, the introduction of competing products, manufacturing or other delays, generic competition, intellectual property matters, adverse events that result in governmental health authority imposed restrictions on the use of the drug products, significant changes in foreign exchange rates as the royalties remitted to Royalty Pharma are made in U.S. dollars (“USD”) while the underlying sales of seltorexant will be made in currencies other than USD, the ongoing COVID-19 pandemic, and other events or circumstances that are not currently foreseen. Changes to any of these factors could result in increases or decreases to both royalty revenues and interest expense.

The following table shows the activity of the Royalty Obligation since the transaction inception through September 30, 2021:

September 30, 2021
Upfront payment from the sale of future royalties	$60,000,000
Non-cash interest expense associated with the sale of future royalties	4,594,985
Liability related to the sale of future royalties	$64,594,985

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

Term Loan Warrants

In connection with the Company’s former Loan and Security Agreement with Oxford Finance LLC and Silicon Valley Bank (the “Lenders”), which provided for term loans to the Company in an aggregate principal amount of up to $15 million in two tranches on January 15, 2016, the Company issued the Lenders warrants to purchase 40,790 shares of common stock at a per share exercise price of $5.516. The warrants are immediately exercisable upon issuance, and other than in connection with certain mergers or acquisitions, will expire on the ten-year anniversary of the date of issuance. The fair value of the warrants was estimated at $0.2 million using a Black-Scholes model and assuming: (i) expected volatility of 100.8%, (ii) risk free interest rate of 1.83%, (iii) an expected life of 10 years and (iv) no dividend payments. The fair value of the warrants was included as a discount to the term loans drawn at such time and also as a component of additional paid-in capital and were amortized to interest expense over the term of the loan. Although the term loans were repaid in August 2018, all related warrants were outstanding and exercisable as of September 30, 2021.

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

Option Exchange Program

On June 11, 2021, the Company’s stockholders, upon recommendation of the board of directors of the Company, approved a one-time stock option exchange program (the “Exchange Program”) for certain employee option holders (including its named executive officers) (the “Eligible Participants”) who remained employed by the Company through the completion of the Exchange Program. The Exchange Program permitted Eligible Participants to surrender stock options issued and outstanding under the Plan granted before July 1, 2020, with a per-share exercise price of $4.47 or greater (the “Eligible Options”), in exchange for a grant of performance-based restricted stock units (“PRSUs”) that will settle in shares of the Company’s common stock upon vesting. 50% of the new PRSUs will vest upon the U.S. Food and Drug Administration’s (“FDA”) acceptance of a new drug application for roluperidone, provided that such acceptance is not “over protest” and occurs within three years after the grant date. The remaining new PRSUs will vest upon roluperidone receiving FDA marketing approval provided that such approval occurs within five years after the grant date.

On July 6, 2021, the Company filed with the SEC a Tender Offer Statement on Schedule TO disclosing the terms and conditions of the Exchange Program. The Exchange Program closed on August 3, 2021. On August 6, 2021, options to purchase 7,631,844 shares of the Company’s common stock were exchanged for 3,813,150 PRSUs. Options surrendered in the Exchange Program were cancelled and shares subject to the cancelled options again became available for issuance under the Plan.

The non-cash incremental stock-based compensation cost associated with the Exchange Program was $0.5 million. This incremental cost was measured as the excess of the fair value of each new PRSU, measured as of the date the new PRSUs were granted, over the fair value of the stock options surrendered in exchange for the new PRSU, measured immediately prior to the cancellation. This incremental compensation cost will be recognized when it is deemed probable that the two vesting conditions of the PRSUs will be achieved.

Stock Option Awards

Stock option activity for employees and non-employees for the nine months ended September 30, 2021 is as follows:

	Shares Issuable Pursuant to Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Terms (years)	Total Intrinsic Value (in thousands)
Outstanding January 1, 2021	10,050,523	$6.60	7.0	$—

Granted	140,000	$2.90
Exercised	—	$—
Cancelled/Forfeited(1)	(8,396,056)	$6.94
Outstanding September 30, 2021	1,794,467	$4.75	7.8	$—
Exercisable September 30, 2021	913,530	$5.99	6.6	$—
Available for future grant	4,762,269

(1)	7,631,844 shares of the Company’s common stock were cancelled during the Exchange Program.

The weighted average grant-date fair value of stock options outstanding on September 30, 2021 was $3.13 per share. Total unrecognized compensation costs related to non-vested stock options at September 30, 2021 were approximately $1.5 million and are expected to be recognized within future operating results over a weighted-average period of 1.2 years. The total intrinsic value of the options exercised during the nine months ended September 30, 2021, and 2020 was zero and approximately $0.9 million, respectively.

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

The Company uses the Black-Scholes model to estimate the fair value of stock options granted. For stock options granted during the nine months ended September 30, 2021 and 2020, the Company utilized the following assumptions:

	Nine Months Ended September 30,
	2021	2020
Expected term (years)	5.50	5.50-6.25
Risk free interest rate	0.86%	0.37%-0.42%
Volatility	75%	68%-71%
Dividend yield	0%	0%
Weighted average grant date fair value per share of common stock	$1.83	$1.62

Restricted Stock Units

RSUs awarded to employees generally vest one-fourth per year over four years from the anniversary of the date of grant, provided the employee remains continuously employed with the Company. Shares of the Company’s stock are delivered to the employee upon vesting, subject to payment of applicable withholding taxes. The fair value of RSUs is equal to the closing price of the Company’s common stock on the date of grant. The total unrecognized compensation costs related to non-vested RSUs at September 30, 2021 was zero. There were no unvested RSUs as of September 30, 2021 and December 31, 2020, respectively.

Performance-Based Restricted Stock Units

On August 6, 2021, the Company granted 3,813,150 PRSUs through the Exchange Program. The Exchange Program was treated as a Type II modification (Probable-to improbable) under ASC 718.  The Company will recognize the unrecognized grant-date fair value of the pre-modification stock options as well as any incremental non-cash compensation cost of the PRSUs granted in the Exchange Program, if the vesting conditions of the PRSUs are achieved or if they become probable. The Company is using the pre-modification stock options for determining the compensation cost related to the PRSUs as the vesting conditions remain uncertain for the new PRSUs. The total unrecognized compensation costs related to non-vested stock options at September 30, 2021 were approximately $4.5 million and are expected to be recognized within future operating results over a weighted-average period of 1.6 years. As of September 30, 2021, no PRSUs have vested.

The following table presents stock-based compensation expense included in the Company’s consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Research and development	$541,332	$813,443	$1,826,881	$2,189,595
General and administrative	573,194	1,242,592	2,187,769	5,550,109
Total	$1,114,526	$2,056,035	$4,014,650	$7,739,704

NOTE 9 — COMMITMENTS AND CONTINGENCIES

Legal Proceedings

Please refer to Note 1 for the Company’s significant risks and uncertainties in regards to litigation.

Leases

Please refer to Note 10 for the Company’s current lease commitments.

NOTE 10 — LEASES

Operating leases

On October 2, 2017, the Company entered into an office sublease agreement (the “Sublease”) with Profitect, Inc. (the “Sublandlord”) to sublease approximately 5,923 rentable square feet of office space located at 1601 Trapelo Road, Waltham, MA 02451 (the “Premises”). The term of the Sublease began on November 1, 2017 and expired on July 31, 2021 (the “Term”), with a monthly rental rate starting at $14,808 and escalating to a maximum monthly rental rate of $16,288 in the final 12 months of the Term. The

Sublandlord provided the Premises to the Company free of charge for the first two months of the Term. The Company recognized the expense in accordance with ASC 842.

Throughout the Term, the Company was responsible for paying certain costs and expenses, in addition to the rent, as specified in the Sublease, including a proportionate share of applicable taxes, operating expenses and utilities. In applying the ASC 842 transition guidance, the Company retained the classification of this Sublease as operating and recorded a lease liability and a right-of-use asset on the ASC 842 effective date.

The following table contains a summary of the Sublease costs recognized under ASC 842 and other information pertaining to the Company’s operating Sublease for the nine months ended September 30, 2021:

Nine Months Ended September 30, 2021
Sublease cost
Operating Sublease cost	$104,574
Total Sublease cost	$104,574

Other information
Operating cash flows used for operating Sublease	$(114,018)
Weighted average remaining Sublease term	0 years
Weighted average discount rate	10%

The Sublease agreement expired on July 31, 2021 and there were no future minimum payments under the Sublease agreement as of September 30, 2021. Future minimum Sublease payments under the Company’s non-cancelable operating Sublease as of December 31, 2020 were as follows:

Future Operating Sublease Payments	Year Ended December 31, 2020
2021	114,018
Thereafter	—
Total Sublease payments	$114,018
Less: imputed interest	(2,789)
Total operating Sublease liabilities at December 31, 2020	$111,229

On May 5, 2021, the Company entered into an office lease agreement with BP Reservoir Place to lease approximately 5,923 rentable square feet of office space located at 1601 Trapelo Road, Waltham, MA 02451. The term of the lease agreement began on August 1, 2021 and will expire on July 31, 2022, with an annual rate of $239,881.50 payable in equal monthly installments. The Company has elected to not recognize the lease agreement on the balance sheet as the term of the agreement is 12 months or less. Please refer to Note 2 for additional information on ASC 842, Leases. The total operating lease costs during the nine months ended September 30, 2021 were $39,980.

Future minimum lease payments under the Company’s non-cancelable operating lease as of September 30, 2021 were as follows:

Future Operating Lease Payments	Nine Months Ended September 30, 2021
2021 (excluding the nine months ended September 30, 2021)	$59,970
2022	139,931
Thereafter	—
Total lease payments	$199,901
Less: imputed interest	—
Total operating lease liabilities at September 30, 2021	$199,901

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

On November 30, 2020 we received official meeting minutes from our November 10, 2020 Type C meeting with the U.S. Food and Drug Administration (“FDA”) regarding the development of roluperidone for treatment of negative symptoms of schizophrenia. The objective of this meeting was to obtain FDA input regarding the roluperidone data package and its readiness to support a New Drug Application (“NDA”). We summarized FDA’s comments in our 10-K filed on March 8, 2021.

On November 3, 2021 we announced that the FDA denied our request for a pre-NDA meeting for roluperidone and responded that a Type C guidance meeting would be more appropriate to discuss the evidence for use of roluperidone as monotherapy. Subject to the timing of and feedback from the FDA at a Type C guidance meeting, which we plan to request, we have not changed our projected timeline for submission of an NDA in the first half of 2022.

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

The mean improvement in positive symptoms, as measured by the Positive and Negative Syndrome Scale (“PANSS”) positive symptom subscore was 1.9 points in the 32 mg arm and 1.8 points in the 64 mg arm.

Reduced emotional experience, as measured by a sub-factor of the Negative Symptoms Factor Score (“NSFS”) that assesses a patient’s motivation to take part in everyday life activities, had a mean improvement of 2.8 points in the 32 mg group and 3.0 points in the 64 mg group.

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

Pivotal Bioequivalence Study

On September 30, 2021, we announced results from a pivotal bioequivalence study comparing the roluperidone formulations used in our late-stage Phase 2b, Phase 3 trials, and the planned commercial formulation. The planned commercial formulation was tested under both fasted and fed condition. The study met key pharmacokinetic (PK) objectives, and the data demonstrate bioequivalence across the various formulations. Subject screening in this study was initiated on April 23, 2021, the completion of the enrollment of 48 healthy volunteers was achieved on June 29, 2021, and the last subject assessment took place on July 26, 2021. Subjects were randomized to the four treatment sequences described above in a 1:1:1:1 ratio. Of the 48 subjects randomized, 45 completed all study periods. Male subjects constituted 69% of the participants, and 75% of the subjects were white. Median age was 36 years, and all had negative SARS-CoV2 status at the beginning of the study and of every study period with the exception of 1 subject who tested positive at the beginning of study Period 4 and was discontinued. The mean body mass index was 28.1±4 kg/m2. The results demonstrate the comparability of the formulations used in the late-stage efficacy and safety trials of roluperidone with the planned commercial formulation and allow administration of the drug with or without food.

Seltorexant

In June 2020 we exercised our right to opt out of our agreement with Janssen for the future Phase 3 development and commercialization of seltorexant. Under the terms of the opt-out agreement, we are entitled to collect royalties in the mid-single digits on potential future worldwide sales of seltorexant in certain indications, with no further financial obligations to Janssen. In January 2021 we sold our rights to these potential royalties to Royalty Pharma for a $60 million cash payment and up to an additional $95 million in potential milestone payments, subject to completion of the Phase 3 program by Jansen and regulatory approvals. As a result of the sale, we will recognize non-cash interest expense related to the amortization of estimated future royalty payments to Royalty Pharma. Accordingly, for the three and nine months ended September 30, 2021, we recognized $1.7 million and $4.6 million in non-cash interest expense related to this agreement.

The $60 million payment received from Royalty Pharma has been included on our balance sheet under Liability related to the sale of future royalties. As we recognize interest expense, the Liability related to the sale of future royalties will increase until such time that we begin to receive the related royalty payments. Under the terms of the agreement, all payments from Royalty Pharma to Minerva, including the initial upfront payment of $60 million as well as amortized interest expense, are not repayable to Royalty Pharma in the event that Janssen discontinues the clinical development of seltorexant or ceases to pursue its commercialization at a future date for any reason.

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

Results of Operations

Comparison of Three Months Ended September 30, 2021 versus September 30, 2020

Research and Development Expenses

Research and development expenses were $4.5 million and $4.6 million for the three months ended September 30, 2021 and 2020, respectively, a decrease of approximately $0.1 million. The decrease in research and development expenses was primarily due to a decrease in non-cash stock-based compensation expenses. Non-cash stock compensation expense included in research and development expenses was $0.5 million and $0.8 million for the three months ended September 30, 2021 and 2020, respectively.

General and Administrative Expenses

General and administrative expenses were $3.0 million and $3.5 million for the three months ended September 30, 2021 and 2020, respectively, a decrease of approximately $0.5 million. The decrease in general and administrative expenses was primarily due to a decrease in non-cash stock-based compensation expenses and insurance costs. Non-cash stock compensation expense included in general and administrative expenses was $0.6 million and $1.2 million for the three months ended September 30, 2021 and 2020, respectively.

Foreign Exchange Losses

Foreign exchange losses were $5 thousand and $27 thousand for the three months ended September 30, 2021 and 2020, respectively, an increase of $22 thousand. The decrease in foreign exchange losses was primarily due to a lower level of clinical activities in 2021 denominated in Euros.

Investment Income

Investment income was $4 thousand and $5 thousand for the three months ended September 30, 2021 and 2020, respectively, a decrease of $1 thousand. The decrease was primarily due to lower interest rates during 2021.

Non-cash interest expense for the sale of future royalties

Non-cash interest expense for the sale of future royalties was $1.7 million for the three months ended September 30, 2021 and zero for the prior year period. The increase was primarily due to the sale of our royalty interest in seltorexant to Royalty Pharma and the effective interest associated with the agreement, see Note 6 for the sale of future royalties.

Comparison of Nine Months Ended September 30, 2021 versus September 30, 2020

Collaborative Revenue

Collaborative Revenue was zero and $41.2 million for the nine months ended September 30, 2021 and 2020, respectively, a decrease of $41.2 million. The decrease in collaborative revenue was the result of opting out of our co-development and license agreement with Janssen and recognizing the revenue during the nine months ended September 30, 2020 and no similar activity in the corresponding period in 2021.

Research and Development Expenses

Research and development expenses were $13.3 million and $18.5 million for the nine months ended September 30, 2021 and 2020, respectively, a decrease of approximately $5.2 million. The decrease in research and development expenses was primarily due to a decrease in non-cash stock-based compensation expenses and lower costs for the Phase 3 clinical trial of roluperidone as a result of the completion in May 2020 of the three-month core study portion of the trial. Non-cash stock compensation expense included in research and development expenses was $1.8 million and $2.2 million for the nine months ended September 30, 2021 and 2020, respectively.

General and Administrative Expenses

General and administrative expenses were $10.7 million and $13.5 million for the nine months ended September 30, 2021 and 2020, respectively, a decrease of approximately $2.8 million. The decrease in general and administrative expenses was primarily due to a decrease in non-cash stock-based compensation expenses and severance benefits. Non-cash stock compensation expense included in general and administrative expenses was $2.2 million and $5.6 million for the nine months ended September 30, 2021 and 2020, respectively. The decrease in stock compensation expense of $3.4 million was due primarily to certain stock option awards approved in June 2020 as well as additional stock compensation expense incurred under a severance agreement during 2020.

Foreign Exchange Losses

Foreign exchange losses were $29 thousand and $41 thousand for the nine months ended September 30, 2021 and 2020, respectively, an increase of $12 thousand. The decrease in foreign exchange losses was primarily due to a lower level of clinical activities in 2021 denominated in Euros.

Investment Income

Investment income was $13 thousand and $160 thousand for the nine months ended September 30, 2021 and 2020, respectively, a decrease of $147 thousand. The decrease was primarily due to lower average balances for cash equivalents and marketable securities during 2021.

Non-cash interest expense for the sale of future royalties

Non-cash interest expense for the sale of future royalties was $4.6 million for the nine months ended September 30, 2021 and zero for the prior year period. The increase was primarily due to the sale of our royalty interest in seltorexant to Royalty Pharma and the effective interest associated with the agreement, see Note 6 for the sale of future royalties.

Liquidity and Capital Resources

Sources of Liquidity

As of September 30, 2021, we had an accumulated deficit of approximately $313.4 million. We anticipate that we will continue to incur net losses for the foreseeable future as we continue the development and potential commercialization of our product candidates and to support our operations as a public company. At September 30, 2021, we had approximately $65.7 million in cash, cash equivalents, and restricted cash. In January 2021, Royalty Pharma acquired our royalty interest in seltorexant for an upfront payment of $60 million and up to an additional $95 million in potential milestone payments. The potential future milestone payments to us will be contingent on the achievement of certain clinical, regulatory and commercialization milestones for seltorexant by Janssen. Seltorexant is currently in Phase 3 development for the treatment of MDD with insomnia symptoms by Janssen. We believe that our existing cash, cash equivalents, and restricted cash will be sufficient to meet our cash commitments for at least the next 12 months after the date that the interim condensed financial statements are issued.

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

On January 19, 2021, we entered into an agreement with Royalty Pharma under which Royalty Pharma has acquired our royalty interest in seltorexant for an upfront payment of $60 million and up to an additional $95 million in potential milestone payments, contingent upon the achievement of certain clinical, regulatory and commercial milestones for seltorexant by Janssen.

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

Cash Flows

The tables below set forth our significant sources and uses of cash for the periods.

	Nine Months Ended September 30,
	2021	2020
	(dollars in millions)
Net cash (used in) provided by:
Operating activities	$(19.8)	$(26.7)
Investing activities	—	24.5
Financing activities	60.0	13.3
Net increase in cash	$40.2	$11.1

Net Cash Used in Operating Activities

Net cash used in operating activities of approximately $19.8 million during the nine months ended September 30, 2021 was primarily due to our net loss of $28.6 million, a $0.1 million increase in capitalized software, and approximately a $0.1 million decrease in accrued expenses, partially offset by stock-based compensation expense of $4.0 million, non-cash interest expense for the sale of future royalties of $4.6 million, a $0.2 million decrease in prepaid expense, and a $0.2 million increase in accounts payable.

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

Net Cash Provided by Investing Activities

Net cash provided by investing activities was zero during the nine months ended September 30, 2021.

Net cash provided by investing activities of approximately $24.5 million during the nine months ended September 30, 2020 was primarily due to the maturity and redemption of marketable securities of $28.4 million, partially offset by the purchase of marketable securities of $3.9 million. .

Net Cash Provided by Financing Activities

Net cash provided by financing activities of $60 million during the nine months ended September 30, 2021 was due to the proceeds from the sale of future royalties of $60 million.

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

Critical Accounting Policies and Estimates

In our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, our most critical accounting policies and estimates upon which our financial status depends were identified as those relating to research and development costs; in-process research and development; goodwill; and income taxes. We reviewed our policies and determined that those policies and the accounting policies and estimates relating to the liability related to the sale of future royalties were our most critical accounting policies for the nine months ended September 30, 2021.

Liability related to the sale of future royalties

The Company treats the sale of future royalties to Royalty Pharma as a debt financing, as the Company has significant continuing involvement in facilitating the transfer of royalties to Royalty Pharma and Royalty Pharma has recourse against the Company relating to the payments due from Janssen. As a result, the Company recorded the upfront payment of $60 million from this transaction as a liability related to the sale of future royalties to be amortized to interest expense using the effective interest rate method over the life of the arrangement. Under the terms of the agreement, all payments from Royalty Pharma to Minerva, including the initial upfront payment of $60 million as well as amortized interest expense, are not repayable to Royalty Pharma in the event that Janssen discontinues the clinical development of seltorexant or ceases to pursue its commercialization at a future date for any reason.

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

Our management, with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2021. Based on the evaluation of our disclosure controls and procedures as of September 30, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

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

As of September, 30, 2021, we had an accumulated deficit of $313.4 million.

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

Our operations and the historic operations of Sonkei and Mind-NRG have consumed substantial amounts of cash since inception. As of September 30, 2021, we had cash, cash equivalents, and restricted cash of $65.7 million. We believe that our existing cash, cash equivalents, and restricted cash will be sufficient to meet our cash commitments for at least the next 12 months after the date that our interim condensed financial statements are issued. The process of drug development can be costly and the timing and outcomes of clinical trials is uncertain. The assumptions upon which we have based our estimates are routinely evaluated and may be subject to change. The actual amount of our expenditures will vary depending upon a number of factors including but not limited to the design, timing and duration of future clinical trials, the progress of our research and development programs, the infrastructure to support a commercial enterprise, the cost of a commercial product launch and the level of financial resources available.

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

Our business could be adversely affected by the effects of health pandemics or epidemics, including the ongoing COVID-19 pandemic, which continues to have a negative impact on the local, regional, national and global scale. In response to the pandemic, a number of jurisdictions in which we or our service providers operate implemented shelter-in-place or similar type restrictions, which limited on-site activity to certain service providers. To support the health and well-being of our employees, partners and communities, we implemented work-from-home policies for our employees, which continue to be in effect. While global vaccination efforts are underway and certain jurisdictions, including Massachusetts, have reopened businesses and governmental agencies, there remain limitations on the physical operations of businesses and prohibitions on certain non-essential gatherings, and we are unable to accurately predict the full impact that COVID-19 will have due to numerous uncertainties, including the duration of the outbreak, the result of vaccination efforts, resurgence of the virus, actions that may be taken by governmental authorities, the impact on our business including our clinical programs and timelines, and the impact to the business of our service providers and partners. The magnitude of the negative effects of COVID-19 will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course, and our ability to respond with minimal disruptions to the evolving restrictions, reopenings, and any future curtailment. These and similar, and perhaps more severe, disruptions in our operations in response to the ongoing COVID-19 pandemic and any future health pandemics or epidemics could negatively impact our business, operating results and financial condition.

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

None.

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

10.1†

Transition, Separation, and Consulting Agreement by and between Minerva Neurosciences, Inc. and Jay B. Saoud, dated September 2, 2021 (incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K filed with the SEC on September 8, 2021)

31.1	Certification of Chief Executive Officer (Principal Executive Officer) pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer (Principal Financial Officer) pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1+	Certification of Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) pursuant to Section 906 of Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from Minerva Neuroscience’s Quarterly Report on Form 10-Q for the three months ended September 30, 2021 is formatted in Inline XBRL and it is contained in Exhibit 101

†	Indicates management contract or compensatory plan or arrangement.
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
/s/ Frederick Ahlholm
Frederick Ahlholm
Chief Financial Officer (Principal Financial Officer) (On behalf of the Registrant)

Date: November 8, 2021