Form 10-K
period 2021-12-31
Minerva Neurosciences, Inc.
filed 2022-03-01
CIK 1598646

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate value of the Company’s Common Stock held by non-affiliates of the Company was approximately $95.5 million as of June 30, 2021, when the last reported sales price was $2.32 per share.

The number of shares of Registrant’s Common Stock outstanding as of February 24, 2022 was 42,721,566.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement relating to the 2021 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A with the Securities and Exchange Commission are incorporated by reference into Part III of this Report. Such proxy statement will be filed with the Securities and Exchange Commission not later than 120 days following the end of the Registrant’s fiscal year ended December 31, 2021.

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
•

We are subject to risks and uncertainties as a result of the ongoing COVID-19 pandemic, and could be subject to risks from further health pandemics or epidemics, as well as uncertainty regarding returning to work and re-openings;

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

•

If we experience delays in clinical testing, we will be delayed in commercializing our product candidates, our costs may increase, and our business may be harmed. If we are unable to enroll subjects in clinical trials, we will be unable to complete these trials on a timely basis or at all. Our clinical trials may fail to demonstrate adequately the safety and efficacy of our product candidates, which could prevent or delay regulatory approval and commercialization, and also increase costs;

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
•

We have never paid dividends on our capital stock, and because we do not anticipate paying any cash dividends in the foreseeable future, capital appreciation, if any, of our common stock will be your sole source of gain on an investment in our common stock; and

•	Our common stock may be delisted from The Nasdaq Stock Market if we fail to comply with continued listing standards.

Part I

ITEM 1.	Business

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

We are developing roluperidone (f/k/a MIN-101) for the treatment of negative symptoms in patients with schizophrenia and have exclusive rights to develop and commercialize MIN-301 for the treatment of Parkinson’s disease. In addition, we previously co-developed seltorexant (f/k/a MIN-202 or JNJ-42847922) with Janssen Pharmaceutica NV (“Janssen”) for the treatment of insomnia disorder and adjunctive treatment of Major Depressive Disorder (“MDD”). During 2020, we exercised our right to opt out of a joint development agreement with Janssen for the future development of seltorexant. As a result, we were entitled to collect royalties in the mid-single digits on potential future sales of seltorexant worldwide in certain indications, with no further financial obligations to Janssen. In January 2021, we sold our rights to these potential royalties to Royalty Pharma plc (“Royalty Pharma”).

We believe our product candidates have significant potential to improve the lives of a large number of affected patients and their families who are currently not well-served by available therapies. According to Datamonitor, an independent market research firm, in 2021 approximately 2.9 million people suffered from schizophrenia and 2.2 million suffered from Parkinson’s disease in the United States (“U.S.”), Japan, the United Kingdom, and the four major European Union (“EU”) markets of France, Germany, Italy, and Spain. There is no approved treatment to address negative symptoms in patients with schizophrenia in the U.S., which is a significant driver of the cost burden of that disease. An estimated 69% of treated patients with schizophrenia have predominant/persistent negative symptoms. Negative symptoms also exist in other CNS diseases beyond schizophrenia, the existing treatments for which we believe are poorly addressed in a broad range of indications such as Alzheimer’s disease, Parkinson’s disease and depression.

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
•

Prepare for the commercialization of our lead product, roluperidone, which will potentially be the first product approved to treat negative symptoms in patients with schizophrenia in the U.S. and, in the longer term as a potential treatment for other brain disorders in which negative symptoms represent a significant debilitating, unmet need;

•

Selectively explore collaborations with leading pharmaceutical companies to maximize the value of our current product candidate portfolio, particularly in connection with pivotal clinical trials and subsequent regulatory review, approval and commercialization; and

•

Apply our management team’s expertise and current intellectual property portfolio to identify and explore additional indications to investigate with our current portfolio of compounds and to acquire additional product candidates.

Our History

Minerva Neurosciences, Inc. was formed in November 2013 from the merger of Cyrenaic Pharmaceuticals, Inc. and Sonkei Pharmaceuticals, Inc. These two predecessor companies had exclusively licensed roluperidone and another compound from Mitsubishi Tanabe Pharma Corporation (“MTPC”). In February 2014 we acquired Mind-NRG Sarl (“Mind-NRG”), which owns exclusive rights to develop and commercialize MIN-301 globally. In addition, in February 2014 we entered into a co-development and license agreement with Janssen, one of the Janssen Pharmaceutical Companies of Johnson & Johnson, in connection with the co-development and commercialization of seltorexant. During 2020, we exercised our right to opt out of the agreement with Janssen. As a result, we were entitled to collect royalties in the mid-single digits on potential future sales of seltorexant worldwide in certain indications, with no further financial obligations to Janssen. In January 2021, we sold our rights to these potential royalties to Royalty Pharma.

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

We believe the scientifically supported and innovative mechanisms of action of roluperidone may potentially address the unmet needs of schizophrenic patients, which include treatment of negative symptoms and cognitive impairment, without the side effects of existing therapies. Negative symptoms are lifelong debilitating symptoms and include: asociality, or the lack of motivation to engage in social interactions; anhedonia, or the inability to experience positive emotions; alogia, or failure to engage in normal conversation; avolition, or loss of energy and interest in activities; and blunted affect, or diminished emotional expression. We plan to seek approval of roluperidone initially as a first line treatment of negative symptoms in patients diagnosed with schizophrenia, and we also may study its use to treat all aspects of the disease, including positive symptoms and relapse prevention. We believe that roluperidone, if approved, could treat the majority of patients diagnosed with schizophrenia. An estimated 69% of patients diagnosed with schizophrenia have negative symptoms, with at least 42% of patients diagnosed with schizophrenia having prominent negative symptoms.

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

Future Development of Roluperidone

We intend to continue development and New Drug Application (“NDA”) activities consistent with the December 2019 draft guidance of the U.S. Food and Drug Administration (“FDA”) titled “Demonstrating Substantial Evidence of Effectiveness for Human Drug and Biological Products.” As stated in this draft guidance document, where the target indication is an unmet need such as negative symptoms in schizophrenia, the FDA is allowed to consider one adequate and well-controlled study and confirmatory evidence as an alternative to two adequate and well-controlled studies to establish effectiveness. We are moving forward with activities we believe are necessary to support the submission of an NDA for this compound.

Clinical and Regulatory Updates

Type C Meeting Request

On November 3, 2021 we announced that the FDA denied our request for a pre-NDA meeting for roluperidone and responded that a Type C guidance meeting would be more appropriate to discuss the evidence for use of roluperidone as monotherapy for the treatment of negative symptoms of schizophrenia. Following the scheduled Type C meeting and, subject to the timing and feedback from the FDA, we continue to prepare for a potential submission of a NDA for roluperidone in the first half of 2022.

Pivotal Bioequivalence Study (MIN-101C015 study)

On September 30, 2021, we announced results from a pivotal bioequivalence study comparing the roluperidone formulations used in our late-stage Phase 2b (MIN-101C03 study), Phase 3 trials (MIN-101C07 study), and the planned commercial formulation. The planned commercial formulation was tested under both fasted and fed conditions. The study met key pharmacokinetic (“PK”) objectives, and the data demonstrate bioequivalence in terms of exposure across the various formulations. Subject screening in this study was initiated on April 23, 2021, the completion of the enrollment of 48 healthy volunteers was achieved on June 29, 2021, and the last subject assessment took place on July 26, 2021. Subjects were randomized to the four treatment sequences described above in a 1:1:1:1 ratio. Of the 48 subjects randomized, 45 completed all study periods. Male subjects constituted 69% of the participants, and 75% of the subjects were white. Median age was 36 years, and all had negative SARS-CoV2 status at the beginning of the study and of every study period with the exception of 1 subject who tested positive at the beginning of study Period 4 and was discontinued. The mean body mass index was 28.1±4 kg/m2. The results demonstrated bioequivalence in terms of exposure between the formulations used in the late-stage efficacy and safety trials of roluperidone with the planned commercial formulation and allow administration of the drug with or without food.

Open Label Extension (MIN-101C07 study)

On May 11, 2021, we announced results from the 40-week Open-Label Extension (“OLE”) of the Company’s Phase 3 trial of roluperidone for the treatment of negative symptoms (“NS”) of schizophrenia. The OLE followed the 12-week double-blind, placebo-controlled portion of this trial. During the 40-week OLE, both investigators and patients were blinded to the roluperidone dose received. The OLE was designed to evaluate the safety of roluperidone after long-term exposure. Efficacy endpoints were also assessed during the OLE period. As such, efficacy data collected during the OLE are not placebo-controlled and therefore their interpretation is limited.

Over the 40-week OLE period, 333 patients participated, of whom 166 patients received the 32 mg dose and 167 patients received the 64 mg dose. A total of 202 of the 333 patients completed the 40-week OLE period.

The mean improvement in negative symptoms, as measured by the Negative Symptom Factor Score (“NSFS”), the primary endpoint of the trial, was 6.8 points in the 32 mg arm and 7.5 points in the 64 mg arm. Personal and Social Performance (“PSP”) scale total score (key secondary endpoint) improved by a mean of 12.3 points in the 32 mg arm and 14.5 points in the 64 mg arm, suggesting functional improvement.

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

The relapse rate during the OLE, defined as patients being withdrawn from the trial due to worsening of symptoms of psychosis, was 15 patients out of 166 patients (9%) in the 32 mg arm and 10 patients out of 167 patients (6%) in the 64 mg arm. Over the one-year duration of the study (including both the 12 weeks double-blind phase and the 40 weeks OLE) the relapse rate was 11.7% overall.

Roluperidone at both doses was safe and well tolerated and treatment-emergent adverse events (“TEAE”) were generally mild to moderate in severity. The most frequently reported TEAE in the overall group of 333 patients that participated in the OLE were headaches in 26 patients (7.8%), followed by worsening of schizophrenia in 18 patients (5.4%) and insomnia in 15 patients (4.5%). No other TEAE was reported by more than 4% of the patients. There was one death during the OLE that occurred after treatment discontinuation (45-year old male) in the 64 mg arm due to treatment-unrelated respiratory failure. Twenty patients (6%) experienced serious adverse events, with the majority of them associated with the disease characteristics, and only 5 were judged by the investigator to be related to roluperidone. In total, 37 patients (11%) did not complete the OLE due to TEAE, with 25 patients (7.5%) due to relapse-related events and the remaining 12 patients due to a variety of other TEAE reported in ≤1% of the patients. Few QT prolongations were observed during the OLE, were generally transient in duration and only one in the 64 mg arm led to discontinuation from the study.

Type C Meeting (November 10, 2020)

On November 30, 2020 we received official meeting minutes from our November 10, 2020 Type C meeting with the FDA regarding the development of roluperidone for treatment of negative symptoms of schizophrenia. The objective of this meeting was to obtain FDA input regarding the existing roluperidone data package, which included the completed Phase 2b study (double-blind phase and

OLE) and 12 weeks double-blind phase of the Phase 3 study, and its readiness to support an NDA submission. The two main topics addressed during the meeting were:

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

We believe FDA’s comments can be addressed based on published regulatory guidance and precedents. We have comparable pharmacokinetic data for the formulations used in Phase 2b and Phase 3 and performed a pivotal bioequivalence study (MIN-101C015 study) in healthy volunteers to bridge the two formulations as well as one new formulation designed in conjunction with our commercial supply partner, Catalent, Inc., to facilitate large scale manufacturing. In addition, we believe the Phase 3 study has shown that U.S. data and ex-U.S. data are comparable, and that many precedents exist where drugs were approved by FDA based solely on ex-U.S. data. We believe that, in the Phase 3 study, results from the modified ITT (“mITT”) analysis set that excludes patients with implausible behavioral and physiological data from one site (17 of a total of 513 patients) address the lack of separation at Week 12.

2.	FDA’s consideration of both ITT and mITT data analyses from Phase 3 study

In the briefing book for the November 10, 2020 Type C meeting, we highlighted that the exclusion of implausible behavioral and physiological data from 17 patients at one site forms the basis of the mITT analysis set as outlined in the Statistical Analysis Plan submitted to FDA before unblinding the study.

For the mITT analysis set, the 64 mg dose of roluperidone achieved a nominal statistically significant result (p-value ≤ 0.044) on the primary endpoint, the NSFS of the PANSS. The details of both the ITT and mITT results for the primary NSFS and key secondary endpoint, PSP total score, can be found in the table below.

Roluperidone Phase 3: ITT and mITT NSFS & PSP total score change from baseline scores and p-values
Timepoint	Intent-to-Treat			Modified Intent-to-Treat (Excluding patients from 1 site)
Timepoint	Placebo (N=172)	64 mg Roluperidone (N=171)	p-value	Placebo (N=167)	64 mg Roluperidone (N=162)	p-value
Primary Endpoint: Marder Negative Symptom Factor Score
Week 2	-1.6 (0.22)	-1.9 (0.22)	NS	-1.6 (0.22)	-1.9 (0.22)	NS
Week 4	-2.0 (0.26)	-2.9 (0.26)	0.007	-2.0 (0.26)	-3.0 (0.27)	0.005
Week 8	-2.9 (0.30)	-3.8 (0.32)	0.027	-2.9 (0.31)	-3.9 (0.32)	0.021
Week 12	-3.5 (0.34)	-4.3 (0.38)	0.064	-3.5 (0.35)	-4.5 (0.35)	0.044
Key Secondary Endpoint: Personal and Social Performance Total Score
Week 4	1.3 (0.56)	3.2 (0.56)	0.005	1.2 (0.58)	3.3 (0.59)	0.004
Week 8	2.8 (0.66)	4.8 (0.66)	0.019	2.8 (0.68)	4.9 (0.68)	0.014
Week 12	3.9 (0.73)	6.1 (0.73)	0.021	3.8 (0.75)	6.2 (0.77)	0.017

FDA advised that their consideration of both the mITT and ITT results would be a matter of review and that in principle all sites should be included in the primary analysis set, and FDA cannot determine at this time whether data from the referenced site should be removed without a thorough evaluation. FDA indicated that we should include justification for exclusion of these data in the future NDA package and provide primary endpoint results both with and without these data.

In addition to the two main agenda items described above, the use of the PSP total score in the label and the adequacy of the PANSS and PSP instruments and related constructs to assess the efficacy of roluperidone were also discussed with the FDA. We have provided requested literature to support both instruments’ psychometric properties to FDA.

Phase 3 Trial 12 weeks double-blind phase results (MIN-101C07 study)

On May 29, 2020, we announced that the Phase 3 trial of roluperidone to treat negative symptoms in schizophrenia did not meet its primary (PANSS Marder Negative Symptom Factor Score) and key secondary (Personal and Social Performance Scale Total Score) endpoints.

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

Furthermore, the 64 mg dose showed a nominal statistically significant separation from placebo on the key secondary endpoint, the change from baseline at Week 12 in PSP (32 mg: p ≤0.542, ES=0.1; 64 mg: nominal p ≤0.021, ES=0.3).

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

We believe the results obtained in the Phase 3 study expand upon the outcome of the Phase 2b study that showed improvements in the primary endpoint and in multiple secondary endpoints. We believe the Phase 3 study’s inability to achieve Hochberg adjusted statistically significant improvement at Week 12 on its primary and key secondary endpoint may be primarily due to a larger than expected placebo effect. Results obtained with the 64 mg dose included an early onset of effect and functional improvement as measured by PSP and suggest that roluperidone merits continued investigation for the treatment of negative symptoms in patients with schizophrenia.

Patient evaluation in the OLE phase of the Phase 3 trial of roluperidone was achieved on February 15, 2021, with a total of 202 patients (61%) completing this phase. More details of the OLE can be found above in the “Open Label Extension (MIN-101C07 study)” above.

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

Roluperidone License Agreement with MTPC

We have entered into a license agreement with MTPC dated as of August 30, 2007, as amended (“Roluperidone License Agreement”). Under the terms of the Roluperidone License Agreement, we acquired an exclusive license to the lead compound known as CYR-101 (subsequently renamed MIN-101 and roluperidone), and other compounds with a similar structure and intended purpose and other data included within the valid claims of certain patents licensed to us under the Roluperidone License Agreement. The license is for world-wide rights other than certain countries in Asia, including China, Japan, India and South Korea. We will pay MTPC a tiered royalty for net sales of product by us or any of our affiliates or sublicensees containing the licensed compound at a range of percentages of the high single digits to the low teens depending on net sales of products under the Roluperidone License Agreement. We were also required to make certain milestone payments upon the achievement of certain development and commercial milestones, potentially up to $57.5 million for roluperidone and up to $59.5 million for additional products.

In January 2014 we renegotiated the structure of the license for roluperidone such that we are required to make milestone payments upon the achievement of one development milestone totaling $0.5 million and certain commercial milestones, which could total up to $47.5 million, in the aggregate, as well as the tiered royalty payments described above. In addition, in the event that we sell the rights to the license, MTPC will be entitled to a percentage of milestone payments in the low teens and a percentage of royalties received by us in the low double digits. This license agreement expires upon the expiration of our obligation to pay royalties, upon which we will have a fully paid-up, non-exclusive, perpetual, irrevocable license. Our obligation to pay royalties continues, on a country-by-country basis, until the 12 year anniversary from the launch of the product in each country in our territory.

Seltorexant (MIN-202)

Seltorexant is an innovative selective orexin 2 receptor antagonist that we co-developed with Janssen for the treatment of insomnia and MDD. Insomnia is the repeated difficulty with sleep initiation, maintenance or quality that occurs despite adequate time and opportunity for sleep, resulting in daytime impairment. Insomnia can be the primary condition for patients or a secondary symptom of, and contributor to, another medical or psychiatric condition, such as MDD or schizophrenia.

In June 2020 we exercised our right to opt out of our agreement with Janssen for the future Phase 3 development and commercialization of seltorexant. Under the terms of the opt-out agreement, we were entitled to collect royalties in the mid-single digits on potential future worldwide sales of seltorexant in certain indications, with no further financial obligations to Janssen. In January 2021 we sold our rights to these potential royalties to Royalty Pharma for a $60 million cash payment and up to an additional $95 million in potential milestone payments, subject to completion of the Phase 3 program by Jansen and regulatory approvals.

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

MIN-301

We have exclusive rights to develop and commercialize MIN-301, a soluble recombinant form of the Neuregulin-1b1 (“NRG-1b1”), protein, for the treatment of Parkinson’s disease and potentially for other neurodegenerative disorders. We believe MIN-301 has the potential to slow the onset of, and restore the brain tissue damage caused by, the disease. MIN-301 is produced by recombinant technology, which is a type of process that modifies the genetics of a biological organism to cause it to produce a particular product. MIN-301 is a peptide that contains the extracellular domain of the human neureglin-1 beta 1 protein and is produced using an Escherichia coli organism that is genetically engineered to express this peptide. Once administrated, this peptide binds to a particular receptor, ErbB4, which produces certain biological effects. For instance, binding to ErbB4 modulates the levels of certain neurotransmitters such as Gamma-Aminobutyric Acid (“GABA”) and glutamate in the brain, which are often unbalanced in individuals with Parkinson’s disease. Further, ErbB4 promotes oxygenation and metabolism of neurons and it is involved in the control of brain inflammation, which may indicate that MIN-301 could reverse the damage caused by Parkinson’s disease.

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

Optimization of the bioanalytical method was accomplished during 2020 following the completion of a rat pharmacokinetic study. The new bioanalytical method facilitates the detection of MIN-301 concentrations at very low levels which we believe may enable further non-clinical testing of this compound.

Impairment of MIN-301 In-process Research and Development Asset

During 2021 we focused our resources on moving forward our lead drug candidate roluperidone and deferred the future development of MIN-301 until additional resources become available. As a result of our limited resources and development deferral combined with the overall market conditions, we have recognized a non-cash charge of $15.2 million as of December 31, 2021 related to the impairment of the intangible asset for MIN-301. We had previously recognized in-process research and development for MIN-301 in conjunction with the acquisition of MIN-301 during 2014.

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

Given the focus of currently approved drug therapies for positive symptoms and their side effect profiles, we believe these therapies are unlikely to be directly competitive with roluperidone, which is intended to target primarily negative symptoms. However, new drug therapies in addition to roluperidone are being developed to address the limitations of current therapies. Several new pharmacological approaches have been investigated. One targets a neurotransmitter called glutamate and the other targets a neurotransmitter called nicotine. Glutamate is the most predominant neurotransmitter system in maintaining the brain in an active state and is involved in maintaining accurate vigilance, attention and contributing to some cognitive skills. Nicotine is among the most predominant neurotransmitter system involved in learning and some other cognitive skills.

Specific compounds under late-stage development that include negative symptoms as a target include Acadia Pharmaceuticals’ pimavanserin, a selective serotonin 5HT2A inverse agonist (“SSIA”) that is approved for the treatment of hallucinations and delusions associated with Parkinson’s disease psychosis. A Phase 3 trial to evaluate the efficacy and safety of pimavanserin as adjunctive treatment for the negative symptoms of schizophrenia was initiated in August 2020. In January 2019, Lundbeck indicated they would begin proof-of-concept studies for Lu AF11167, a PDE-10 inhibitor for the treatment of persistent negative symptoms in schizophrenia. In August 2020, Lundbeck announced they were discontinuing the trial based on the results of a futility interim analysis, which concluded that the trial was unlikely to achieve statistical significance on its primary endpoint, mean change from baseline to week 12 on the Brief Negative Symptom Scale (BNSS).

Other products in clinical development, as a monotherapy or as an adjunctive treatment, whose targets include negative symptoms, (although not necessarily defined as a primary outcome of their clinical trials) are Roche’s RO6889450/RG-7906, Neurocrine’s NBI-1065844 (formerly Takeda’s TAK-831), SyneuRx’s NaBen, Avanir Pharmaceuticals’ AVP-786, and Karuna Therapeutics’ KarXT. In addition, a number of academic groups are conducting studies with existing compounds for the treatment of negative symptoms of schizophrenia.

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

Unlike currently available therapies, MIN-301, if approved, is intended to delay the onset of the disease, slow or prevent the progression of the disease or reverse its effects. Since MIN-301 is expected to target Parkinson’s disease, rather than merely its symptoms, and current therapies are not fully effective at improving the symptoms of Parkinson’s disease without side effects, we believe that levodopa and other currently available generic products may not be directly competitive with MIN-301. While there are other drug therapies in development that will target the disease, such as gene and stem cell therapy and A2A receptor agonists, the majority of products in development for disease modifying treatments of Parkinson’s disease are still in early-stage development.

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

Roluperidone

Compound

Minerva owns numerous granted patents and patent applications worldwide that provide strong protection for roluperidone. These include patents and applications directed to pharmaceutical compositions comprising roluperidone and methods of using roluperidone.

Pharmaceutical Compositions

We own four granted U.S. patents, U.S. Patent Nos. 9,458,130, 9,730,920, 10,258,614 and 10,799,493, and patents in Australia, Chile, Colombia, Europe, Israel, Mexico, and Ukraine, as well as pending applications in the U.S., Australia, Brazil, Canada, Chile, Eurasia, Europe, Israel, New Zealand, Peru, Ukraine, and South Africa that cover a novel formulation comprising roluperidone. This novel formulation provides improved therapeutic response and minimizes the potential for transient QTc increases – and thus safety issues - when compared to previous formulations. Because of this improved safety profile, it is this formulation of roluperidone that is being used in Phase 3 clinical trials, and it is this formulation that we expect will be the basis for approval in the US and EU. The granted U.S. patents, as well as any other U.S. or foreign patents that may grant from these applications, will expire no earlier than November 30, 2035. These patents are listable in the FDA's Orange Book and would, we believe, bar generic competition during their terms. In addition to the patent terms referenced above, a patent term extension of up to 5 years may also be available.

We also own pending applications in the U.S., Australia, Brazil, Canada, Chile, Colombia, Europe, Israel, Mexico, New Zealand, Peru, Russia, Ukraine, and South Africa that cover gastro-resistant, controlled release dosage formulations of roluperidone. The terms of any future granted patents in this patent family would expire no earlier than June 21, 2038.

Methods of Use

We own U.S. Patent No. 9,732,059, three granted patents in Russia, a single patent in Canada, and a single patent in a number of European territories (Austria, Belgium, Denmark, Finland, France, Germany, Greece, Ireland, Italy, Luxembourg, Netherlands, Norway, Poland, Portugal, Spain, Sweden, Switzerland, Turkey, United Kingdom, Anguilla, Bermuda, Cayman Islands, Gibraltar, Jersey, Turks & Caicos Islands, and British Virgin Islands), as well as pending applications in United States, Brazil, Canada, Europe, and Russia across two patent families that are directed to methods of use of roluperidone to treat negative and other symptoms of schizophrenia, sleep disorders, depression, and other sigma-2 disorders or conditions. U.S. Patent No. 9,732,059 covers the use of roluperidone to treat one or more negative symptoms of schizophrenia and will not expire until 2033. This patent is listable in the FDA's Orange Book and would, we believe, bar generic competition during its term. A patent term extension of up to 5 years may also be available. The foreign patents, as well as any future U.S. or foreign patents granting in these families, are scheduled to expire no earlier than July 20, 2031.

We also own U.S. and EP patent applications directed to the use of roluperidone to treat negative symptoms in non-schizophrenic patients. Any patents granting from these applications would expire no earlier than May 23, 2037.

In addition, we own a U.S. patent and pending applications in the U.S., Australia, Brazil, Canada, Chile, Europe, Israel, Mexico, New Zealand, Russia, Ukraine, United Kingdom, and South Africa directed to the use of roluperidone to treat negative symptoms, various disorders (including autism disorders, amblyopia, personality disorders, traumatic brain injury), as well as increasing neuroplasticity and promoting neuroprotection in subjects in need thereof.  The U.S. Patent and any future U.S. or foreign patents granting from these applications would expire no earlier than August 21, 2039.

MIN-301

We own a patent family that is directed to the use of MIN-301 for treating neurologic and psychiatric diseases, including Parkinson’s disease. This patent family includes patents granted in the U.S., Australia, Brazil, Canada, Europe (Austria, Belgium, Denmark, France, Germany, Greece, Ireland, Italy, Netherlands, Norway, Portugal, Spain, Sweden, Switzerland, Turkey and United Kingdom), Japan, Mexico and Russia. Applications are also pending in the United States and Brazil. Any existing and future granted patents in this family will expire no earlier than November 17, 2028. A patent term extension of up to five years may be available in the United States.

Sigma Ligands

We own U.S. and PCT applications directed to sigma ligand compounds and their potential use in treating a variety of diseases and disorders, including pain disorders, CNS disorders (e.g., Parkinson’s disease and Alzheimer’s disease), viruses, and cancer. Any patents granting from the U.S. application, or any national phase applications that may be filed based upon the PCT application, would expire no earlier than August 12, 2041. A patent term extension of up to five years may be available in the United States.

Data and Marketing Exclusivity

In addition to patent protection, our product candidates may also be eligible for data and marketing exclusivity protection in the U.S., EU and certain other countries. If this protection is available, no competitor may use the data in our marketing application to obtain marketing approval of a generic product during the exclusivity period.

For small molecules, such as roluperidone, the data and marketing exclusivity period is generally five years in the U.S. and ten years in the EU, measured from the FDA and EU approval dates, respectively. If MIN-301 is approved as a biologic product, it may be eligible for a data and marketing exclusivity period of twelve years in the U.S. and ten years in the EU. The data and marketing exclusivity periods in the U.S. may be extended by 6 months of pediatric exclusivity if a qualifying pediatric study is performed or in the EU by 12 months if approval for a new indication is obtained during the initial 8 year data exclusivity period and there are no existing therapies for that indication, or there are existing therapies for that indication, but there is a significant clinical benefit to using the drug for which the extra market protection is sought.

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

Government Regulation and Product Approval

Clinical Trials and Marketing Authorization in the European Union

Pursuant to the EU Clinical Trials Directive 2001/20/EC a clinical trial application (“CTA”), had to be submitted to the competent national regulatory authority and to independent ethics committees in each member state in which we intended to conduct clinical trials.  In 2014, a new Clinical Trials Regulation 536/2014, replacing the current Directive, was adopted. The new Regulation is directly applicable in all EU Member States (without national implementation) and entered into application on 31 January 2022. The new Regulation seeks to simplify and streamline the approval of clinical trials in the European Union. Pursuant to the Regulation, the sponsor shall submit a single application for approval of a clinical trial via the EMA's Clinical Trials Information System (“CTIS”), which will cover all regulatory and ethics assessments from the member states concerned. Any submissions made from January 31, 2023 onwards must be made through CTIS and all trials authorized pursuant to the Directive that are still ongoing on January 31, 2025 must be made through CTIS. Once the CTA is approved in accordance with a member state's requirements, clinical trial development may proceed. Approval and monitoring of clinical trials in the European Union is, as it was under the Directive, the responsibility of individual member states, but compared to the position prior to the applicability of the Clinical Trials Regulation there is likely to be more collaboration, information-sharing, and decision-making between member states.

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

Under European Union regulatory systems, a company may not market a medicinal product without a marketing authorization for such product.

There are four procedures for submitting a Marketing Authorization Application (“MAA”), in the EU: (i) the national procedure, (ii) the mutual recognition procedure (“MRP”); (iii) the decentralized (“DCP”) and (iv) the centralized procedure (“CP”). The submission strategy for a given product will depend on the nature of the product, the target indication(s), the history of the product, and the marketing plan. The centralized procedure is compulsory for certain medicinal products which are produced by biotechnology processes, advanced therapy medicinal products and for those which are designated as orphan medicinal products. Besides the products falling under the mandatory scope, the centralized procedure is also optional for medicinal products that constitute a significant therapeutic, scientific or technical innovation i.e. new active substances or other medicinal products that constitute a significant therapeutic, scientific or technical innovation that contain an active substance not authorized in the European Union before May 20, 2004 or for which a centralized procedure would be in the interest of patients. The vast majority of new, innovative medicines are authorized under the centralized procedure.

The centralized procedure leads to approval of the product in all 27 EU Member States and in Norway, Iceland and Liechtenstein, collectively referred to herein as the EEA. Submission of one MAA thus leads to one assessment process and one authorization that allows access to the market of the entire EEA. The process of the centralized procedure is triggered when the applicant submits an MAA to the EMA. The letter of intent also initiates the assignment of the Rapporteur and Co-Rapporteur, who are the two appointed members of the Committee for Human Medicinal Products (“CHMP”), representing two EU Member States. Under the centralized procedure, the maximum timeframe for the evaluation of an MAA by the EMA is 210 days. This excludes so-called clock stops, during which additional written or oral information is to be provided by the applicant in response to questions asked by the CHMP. At the end of the review period, the CHMP provides an opinion to the European Commission. If this is opinion favorable, the Commission may then adopt a decision to grant a marketing authorization. In exceptional cases, the CHMP might perform an accelerated review of an MAA in no more than 150 days (excluding clock stops). This is usually when the product is of major interest from the point of view of public health and, in particular, from the viewpoint of therapeutic innovation.

When using the MRP or DCP, the applicant must select which and how many EU Member States in which to seek approval. In the case of an MRP, the applicant must initially receive national approval in one EU Member State. This will be the so-called reference member state (“RMS”), for the MRP. Then, the applicant seeks approval for the product in other EU Member States, the so-called concerned member states (“CMS”), in a second step: the mutual recognition process. For the DCP, the applicant will approach all chosen member states at the same time. To do so, the applicant will identify the RMS that will assess the submitted MAA and provide the other selected member states with the conclusions and results of the assessment.

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

Data exclusivity in the EEA is 8 years from the date of first authorization in the EEA with an additional period of 2 years of “market exclusivity.” This is the period of time during which a generic company may not market an equivalent generic version of the originator’s pharmaceutical product. An additional 1 year may be obtained where the innovator company is granted a marketing authorization within the above 8-year period for a significant new indication for the relevant medicinal product.

The Pediatric Regulation provides that an application for a new marketing authorization must include the results of all trials performed and details of all information collected in compliance with an agreed pediatric investigation plan (“PIP”), unless a deferral or waiver applies on the basis that pediatric use is not relevant. The requirement can be deferred by agreement.

When the application for marketing authorization is made, the competent authority responsible for granting a marketing authorization must verify whether the application complies with the relevant requirements, including compliance with the agreed PIP. Assuming it does, the marketing authorization may be granted and the relevant results are included in the summary of product characteristics (“SmPC”), for the product, along with a statement indicating compliance with the agreed PIP. If the applicant has an SPC where such SPC relates to the medicinal product for children for which data has been submitted according to a PIP, a six month extension of such SPC is available. It is not necessary for the product actually to be indicated for use in the pediatric population (for example, if the results show that that would not be appropriate).

U.S. FDA Approval Process

In the United States, pharmaceutical products are subject to extensive regulation by the FDA. The Federal Food, Drug, and Cosmetic Act (“FDCA”), and other federal and state statutes and regulations, govern, among other things, the research, development, testing, manufacture, packaging, storage, recordkeeping, approval, labeling, advertising, promotion and marketing, distribution, post-approval monitoring and reporting, sampling, and import and export of pharmaceutical products. MIN-301, a peptide, may be regulated as a biologic and additionally subject to the Public Health Service Act. Failure to comply with applicable U.S. requirements may subject a company to a variety of administrative or judicial sanctions, such as FDA refusal to allow pending Investigational New Drug Applications (“INDs”), and approve NDAs, withdrawal of a marketing approval, imposition of clinical holds or termination of clinical trials, or issuance of Warning or Untitled Letters, product recalls, product seizures, refusal to allow imports or exports total or partial suspension of production or distribution, debarment, injunctions, fines, refusal of government contracts, exclusion from participation in federal and state healthcare programs, restitution, disgorgement, civil penalties and criminal prosecution, including criminal fines and imprisonment.

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

Clinical trials involve the administration of the investigational new drug to human subjects under the supervision of a qualified investigator. Clinical trials must be conducted in compliance with federal regulations, good clinical practices (“GCP”), which include the ethical principles that all research subjects provide their informed consent in writing for their participation in any clinical trial, and that all trials be approved and monitored on an ongoing basis by an institutional review board (“IRB”). Clinical trials must also be conducted under protocols detailing the objectives of the trial, trial procedures, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated, and a statistical analysis plan. Each protocol involving testing in U.S. subjects and subsequent protocol amendments must be submitted to the FDA as part of the IND. The study protocol and informed consent information for subjects in clinical trials, along with all amendments, must also be submitted to an IRB for approval.

Clinical trials to support NDAs for marketing approval are typically conducted in three sequential phases, but the phases may overlap. In Phase 1, the initial introduction of the drug into healthy human subjects or subjects with the target disease or condition, the drug is tested to assess safety, metabolism, pharmacokinetics, pharmacological actions, side effects associated with increasing doses and, if possible, early evidence of effectiveness. Phase 2 usually involves trials in a limited subject population with the target disease or condition to evaluate the effectiveness of the drug for a particular indication or indications, dosage tolerance and optimum dosage, and identify possible adverse effects and safety risks. If a compound demonstrates evidence of effectiveness and an acceptable safety profile in Phase 2 evaluations, generally two adequate and well-controlled Phase 3 trials are undertaken to obtain additional information about clinical efficacy and safety in a larger number of subjects, typically at geographically dispersed clinical trial sites, to establish the overall benefit-risk relationship of the drug and to provide adequate information for the labeling of the drug. In some cases, the FDA may condition approval on the sponsor’s agreement to conduct additional clinical trials to further assess the drug’s safety and effectiveness after approval. Such post-approval trials are typically referred to as Phase 4 trials. Progress reports detailing the results of the clinical trials must be submitted at least annually to the FDA and more frequently if serious adverse events occur. Information about certain clinical trials, including a description of the study and study results must also be submitted within specific timeframes to the National Institutes of Health (“NIH”), for public dissemination on their clinicaltrials.gov website.

The manufacture of investigational drugs for the conduct of human clinical trials is subject to the Current Good Manufacturing Practices (“cGMPs”). Investigational drugs and active pharmaceutical ingredients imported into the United States are also subject to regulation by FDA relating to their labeling and distribution. Further, the export of investigational drug products outside of the United States is subject to regulatory requirements of the receiving country as well as United States export requirements.

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

In addition, under the Pediatric Research Equity Act (“PREA”), a marketing application or supplement to a marketing application for a new active ingredient, indication, dosage form, dosage regimen or route of administration must contain data that are adequate to assess the safety and effectiveness of the drug for the claimed indications in all relevant pediatric subpopulations, and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The FDA may, on its own initiative or at the request of the applicant, grant deferrals for submission of some or all pediatric data until after approval of the product for use in adults, or full or partial waivers from the pediatric data requirements.

The FDA also may require submission of a risk evaluation and mitigation strategy (“REMS”), either during the application process or after the approval of the drug to mitigate any identified or suspected serious risks, and to identify any new risks that were not apparent in clinical investigations. The REMS plan could include medication guides, physician communication plans, assessment plans, and elements to assure safe use, such as restricted distribution methods, patient registries or other risk minimization tools.

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

In the European Union, holders of a marketing authorization must establish and maintain a pharmacovigilance system and appoint an individual qualified person for pharmacovigilance (“QPPV”), who is responsible for oversight of that system. Key obligations include expedited reporting of suspected serious adverse reactions and submission of periodic safety update reports (“PSURs”).

All new marketing authorization applications in the European Union must include a risk management plan (“RMP”), describing the risk management system that the company will put in place and documenting measures to prevent or minimize the risks associated with the product. The regulatory authorities may also impose specific obligations as a condition of the marketing authorization. Such risk-minimization measures or post-authorization obligations may include additional safety monitoring, more frequent submission of PSURs, or the conduct of additional clinical trials or post-authorization safety studies. RMPs and PSURs are routinely available to third parties requesting access, subject to limited redactions. All advertising and promotional activities for the product must be consistent with the approved summary of product characteristics, and therefore all off-label promotion is prohibited. Direct-to-consumer advertising of prescription only medicines is also prohibited in the European Union. Although general requirements for advertising and promotion of medicinal products are established under EU directives, the details are governed by regulations in each EU Member State and can differ from one country to another.

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

The federal Anti-Kickback Statute prohibits, among other things, individuals and entities from knowingly and willfully soliciting, receiving, offering or paying any remuneration (including any kickback, bribe or rebate), directly or indirectly, overtly or covertly, in cash or in kind, to induce, or in return for, the referral of an individual for the furnishing or arranging for the furnishing of any item or service, or the purchase, lease, order, arrangement for, or recommendation of the purchase, lease, or order of any good, facility, item or service for which payment may be made, in whole or in part, under a federal healthcare program, such as the Medicare and Medicaid programs. There are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution, but the exceptions and safe harbors are drawn narrowly and require strict compliance in order to offer protection. Additionally, the intent standard under the federal Anti-Kickback Statute was amended by the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, “ACA”), to a stricter standard such that a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. Further, the Affordable Care Act codified case law that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the civil False Claims Act.

The federal false claims laws, including the civil False Claims Act, which can be enforced through civil whistleblower or qui tam actions, impose civil and criminal penalties on individuals or entities for, among other things, knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent; knowingly making, using or causing to be made or used, a false record or statement to get a false or fraudulent claim paid or approved by the government; conspiring to defraud the government by getting a false or fraudulent claim paid or approved by the government; or knowingly making, using or causing to be made or used a false record or statement to avoid, decrease or conceal an obligation to pay money to the federal government. Further, the civil monetary penalties statute, imposes penalties against any person or entity who, among other things, is determined to have presented or caused to be presented a claim to a federal health program that the person knows or should know is for an item or service that was not provided as claimed or is false or fraudulent.

In addition, the federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), created additional federal criminal statutes that prohibit knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payor (e.g., public or private), knowingly and willfully embezzling or stealing from a health care benefit program, willfully obstructing a criminal investigation of a health care offense and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false statements in connection with the delivery of, or payment for, healthcare benefits, items or services relating to healthcare matters. Moreover, HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (“HITECH”), and their respective implementing regulations, impose requirements on certain covered healthcare providers, health plans and healthcare clearinghouses as well as their respective business associates that perform services for them that involve individually identifiable health information, relating to the privacy, security and transmission of individually identifiable health information without appropriate authorization, including mandatory contractual terms as well as directly applicable privacy and security standards and requirements.

The federal Physician Payments Sunshine Act and its implementing regulations requires manufacturers of drugs, devices, biologicals and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the Centers for Medicare & Medicaid Services information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain other healthcare professionals (such as physician assistants and nurse practitioners) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members.

Most states also have statutes or regulations similar to the fraud and abuse laws described above, including certain state laws which apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor. We may also be subject to state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by the HIPAA, thus complicating compliance efforts. In addition, we may be subject to reporting requirements under state transparency laws, as well as state laws that require pharmaceutical companies to comply with the industry’s voluntary compliance guidelines and the applicable compliance guidance promulgated by the federal government that otherwise restricts certain payments that may be made to healthcare providers and entities.

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

Additionally, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. presidential executive orders, congressional inquiries and proposed federal and proposed and enacted state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. For example, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the U.S. Department of Health and Human Services (“HHS”), released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. No legislation or administrative actions have been finalized to implement these principles. It is unclear whether these or similar policy initiatives will be implemented in the future. At the state level, legislatures are passing increasing amounts of legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

Healthcare Reform

The United States and some foreign jurisdictions are considering enacting or have enacted a number of additional legislative and regulatory proposals designed to change the healthcare system in ways that could affect our ability to sell our products profitably.

In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives, including the ACA, which substantially changed healthcare financing and delivery by both governmental and private insurers, and significantly impacted the pharmaceutical industry. The ACA contains provisions that may potentially reduce the profitability of products, including, for example, increased rebates for products sold to Medicaid programs, extension of Medicaid rebates to Medicaid managed care plans, mandatory discounts for certain Medicare Part D beneficiaries and annual fees based on pharmaceutical companies’ share of sales to federal health care programs. There have been executive, judicial and congressional challenges to the ACA, as well as to repeal or replace certain aspects of the ACA. For example, on June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the ACA will remain in effect in its current form. It is possible that the ACA will be subject to judicial or Congressional challenges in the future.  It is unclear how any such challenges and the healthcare reform measures of the Biden administration will impact the ACA and our business.

Further, Congress is considering additional health reform measures. It is also possible that additional governmental action is taken in response to the COVID-19 pandemic. We expect that healthcare reform measures that may be adopted in the future may result in more rigorous coverage criteria and lower reimbursement, and in additional downward pressure on the price that may be charged for any of our product candidates, if approved.

The Foreign Corrupt Practices Act

The Foreign Corrupt Practices Act (“FCPA”), prohibits any U.S. individual or business from paying, offering, or authorizing payment or offering of anything of value, directly or indirectly, to any foreign official, political party or candidate for the purpose of influencing any act or decision of the foreign entity in order to assist the individual or business in obtaining or retaining business. The FCPA also obligates companies whose securities are listed in the United States to comply with accounting provisions requiring the company to maintain books and records that accurately and fairly reflect all transactions of the corporation, including international subsidiaries, and to devise and maintain an adequate system of internal accounting controls for international operations. Activities that violate the FCPA, even if they occur wholly outside the United States, can result in criminal and civil fines, imprisonment, disgorgement, oversight, and debarment from government contracts.

Employees and Human Capital Resources

Employees

As of December 31, 2021, we had 9 full-time employees. In addition, we are or have engaged with a number of consultants and companies, including Pharma Partnering in Research & Strategy SAS (“PPRS”), that provide expertise in the key functions involved with the development of our products. None of our employees is subject to a collective bargaining agreement and we consider our relationship with our employees to be good.

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

We are a clinical development-stage biopharmaceutical company. In November 2013, we merged with Sonkei Pharmaceuticals, Inc. (“Sonkei”), and, in February 2014, we acquired Mind-NRG, which were also clinical development-stage biopharmaceutical companies. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval or become commercially viable. As an early-stage company, we have limited experience and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly the biopharmaceutical area. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. Our recent collaborative revenue was due to the recognition of deferred revenue as a result of opting out of an agreement and is not a recurring source of revenue.

As of December 31, 2021, we had an accumulated deficit of $334.7 million.

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

Our operations and the historic operations of Sonkei and Mind-NRG have consumed substantial amounts of cash since inception. As of December 31, 2021, we had cash, cash equivalents, and restricted cash of $60.9 million. We believe that our existing cash, cash equivalents, and restricted cash will be sufficient to meet our cash commitments for at least the next 12 months after the date that the year-end condensed financial statements are issued. The process of drug development can be costly and the timing and outcomes of clinical trials is uncertain. The assumptions upon which we have based our estimates are routinely evaluated and may be subject to change. The actual amount of our expenditures will vary depending upon a number of factors including but not limited to the design, timing and duration of future clinical trials, the progress of our research and development programs, the infrastructure to support a commercial enterprise, the cost of a commercial product launch, and the level of financial resources available.

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

We are subject to risks and uncertainties as a result of the ongoing COVID-19 pandemic, and could be subject to risks from further health pandemics or epidemics, as well as uncertainty regarding returning to work and re-openings.

Our business could be adversely affected by the effects of health pandemics or epidemics, including the ongoing COVID-19 pandemic, which continues to have a negative impact on the local, regional, national and global scale. In response to the pandemic, a number of jurisdictions in which we or our service providers operate implemented shelter-in-place or similar type restrictions, which limited on-site activity to certain service providers. To support the health and well-being of our employees, partners and communities , we implemented work-from-home policies for our employees, which continue to be in effect. While global vaccination efforts are underway and certain jurisdictions, including Massachusetts, where our headquarters are located, have reopened businesses and governmental agencies, there remain limitations on the physical operations of businesses and prohibitions on certain non-essential gatherings, and we are unable to accurately predict the full impact that COVID-19 will have due to numerous uncertainties, including the duration of the outbreak, the result of vaccination efforts, resurgence of the virus including any new variants, actions that may be taken by governmental authorities, the impact on our business including our clinical programs and timelines, and the impact to the business of our service providers and partners. The magnitude of the negative effects of COVID-19 will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course, and our ability to respond with minimal disruptions to the evolving restrictions, reopenings, and any future curtailment. These and similar, and perhaps more severe, disruptions in our operations in response to the ongoing COVID-19 pandemic and any future health pandemics or epidemics could negatively impact our business, operating results and financial condition.

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

Our ability to use our federal and state NOL carryforwards to offset potential future taxable income is dependent upon our generation of future taxable income before the expiration dates of the NOL carryforwards, and we cannot predict with certainty when, or whether, we will generate sufficient taxable income to use all of our NOL carryforwards. As of December 31, 2021, we had approximately $70.5 million of federal NOL carryforwards and approximately $66.3 million of state NOL carryforwards. Our federal NOL carryforwards will begin to expire in 2030, if not utilized. Under the Tax Cuts and Jobs Act enacted in 2017 (the “Tax Act”), as modified by the Coronavirus Aid, Relief, and Economic Security Act enacted in 2020 (“CARES Act”), federal NOL carryforwards generated in taxable years beginning after December 31, 2017 may be carried forward indefinitely, but the deductibility of such NOL carryforwards in taxable years beginning after December 31, 2020 is limited to 80% of taxable income. Many states have similar laws. Accordingly, our federal and state NOL carryforwards could expire unused and be unavailable to offset future income tax liabilities.

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

Changes in tax laws or tax rulings could materially affect our financial position, results of operations, and cash flows.

The tax regimes we are subject to or operate under, including income and non-income taxes, are unsettled and may be subject to significant change. Changes in tax laws, regulations, or rulings, or changes in interpretations of existing laws and regulations, could materially affect our financial position and results of operations. For example, the Tax Act made broad and complex changes to the U.S. tax code, including changes to U.S. federal tax rates, additional limitations on the deductibility of interest, both positive and negative changes to the utilization of future NOL carryforwards, allowing for the expensing of certain capital expenditures, and putting into effect the migration from a “worldwide” system of taxation to a territorial system. The issuance of additional regulatory or accounting guidance related to the Tax Act could materially affect our tax obligations and effective tax rate. In addition, many countries in Europe, as well as a number of other countries and organizations (including the Organization for Economic Cooperation and Development and the European Commission), have recently proposed, recommended, or (in the case of countries) enacted or otherwise become subject to changes to existing tax laws or new tax laws that could significantly increase our tax obligations in the countries where we do business or require us to change the manner in which we operate our business. Recently, in the United States, Congress and the Biden administration proposed legislation (which has not yet been enacted) to make various tax law changes, including to increase U.S. taxation of international business operations and impose a global minimum tax. These proposals, recommendations and enactments include changes to the existing framework in respect of income taxes, as well as new types of non-income taxes (such as taxes based on a percentage of revenue or taxes applicable to digital services) which could apply to our business. These types of changes to the taxation of our activities could increase our worldwide effective tax rate, increase the amount of taxes imposed on our business, and harm our financial position. Such changes may also apply retroactively to our historical operations and result in taxes greater than the amounts estimated and recorded in our financial statements.

Risks Related to Our Business and Industry

We cannot give any assurance that any of our product candidates will receive regulatory approval in a timely manner or at all, which is necessary before they can be commercialized.

The regulatory approval process is expensive and the time required to obtain approval from the European Commission (on the basis of the positive opinion of the Committee of Medicinal Products for Human Use of the EMA, commonly referred to as EMA approval), FDA or other regulatory authorities in other jurisdictions to sell any product is uncertain and may take years.

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

If, following submission, our application is not accepted for substantive review or approved, the EMA, FDA or other comparable foreign regulatory authorities may require that we conduct additional clinical or pre-clinical trials, provide additional data, manufacture additional validation batches or develop additional analytical tests methods before they will reconsider our application. The FDA has previously indicated to us that a roluperidone NDA submission based on Phase 2b and Phase 3 studies would be highly unlikely to be filed and that, at a minimum, there would be substantial review issues due to the lack of two adequate and well-controlled trials to support efficacy claims.  While we believe we have addressed certain of the FDA’s concerns, there can be no assurance that FDA will accept our NDA filing, and even if filed, would grant approval. If the EMA, FDA or other comparable foreign regulatory authorities requires additional studies or data, we would incur increased costs and delays in the marketing approval process, which may require us to expend more resources than we have available. In addition, the EMA, FDA or other comparable foreign regulatory authorities may not consider any additional required trials, data or information that we perform or provide to be sufficient, or we may decide, or be required, to abandon the program.

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

Even if we obtain approval for a particular product, regulatory authorities may approve that product for fewer or more limited indications, including more limited patient populations, than we request, may require that contraindications, warnings, or precautions be included in the product labeling, including a black box warning, may grant approval contingent on the performance of costly post-marketing clinical trials or other post-market requirements, including risk evaluation and mitigation strategies (“REMS”), or may approve a product candidate with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that product. Any of the foregoing could materially harm the commercial prospects for our product candidates.

Results of earlier clinical trials may not be predictive of the results of later-stage clinical trials.

The results of pre-clinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials. Interpretation of results from early, usually smaller, trials that suggest positive trends in some subjects, require caution.

Results from later stages of clinical trials enrolling more subjects may fail to show the desired safety and efficacy results or otherwise fail to be consistent with the results of earlier trials of the same product candidate. For example, our Phase 3 trial of roluperidone for the treatment of negative symptoms of schizophrenia failed to meet its primary endpoint despite our Phase 2b trial of the same design achieving statistical significance on the same endpoint. Inconsistencies such as this may occur for a variety of reasons, including differences in trial design, trial endpoints (or lack of trial endpoints in exploratory studies), subject population, number of subjects, subject selection criteria, trial duration, drug dosage and formulation or due to the lack of statistical power in the earlier trials. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in advanced clinical trials due to lack of efficacy or unacceptable safety profiles, notwithstanding promising results in earlier trials.

The results of clinical trials conducted at sites outside the United States may not be accepted by the FDA and the results of clinical trials conducted at sites in the United States may not be accepted by international regulatory authorities.

We plan to conduct our clinical trials outside the United States. Although the FDA may accept data from clinical trials conducted outside the United States, acceptance of this data would be subject to certain conditions imposed by the FDA. For example, the clinical trial must be well-designed and conducted and performed by qualified investigators in accordance with ethical safeguards such as institutional review board (“IRB”), or ethics committee approval and informed consent. The study population must also adequately represent the applicable United States population, and the data must be applicable to the American population and medical practice in ways that the FDA deems clinically meaningful. In addition, while clinical trials conducted outside of the United States are subject to the applicable local laws, FDA acceptance of the data from such trials will be dependent upon its determination that the trials were conducted consistent with all applicable United States laws and regulations. There can be no assurance the FDA will accept data from trials conducted outside of the United States as adequate support of a marketing application, and it is not unusual for the FDA to require some Phase 3 clinical trial data to be generated in the United States. If the FDA does not accept the data from our international clinical trials, it would likely result in the need for additional trials in the United States, which would be costly and time-consuming and could delay or permanently halt the development of one or more of our product candidates.

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

•	delays in adding new investigators and clinical sites;

•	withdrawal of clinical trial sites from clinical trials;
•	lack of adequate funding; and
•	clinical holds or termination imposed regulatory authorities, including national regulatory authorities in the European Union, the FDA or IRBs or ethics committees.

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

In addition, manufacturers of drug products and their facilities, including contracted facilities, are subject to continual review and periodic inspections by national regulatory authorities in the European Union, the FDA and other regulatory authorities for compliance with current Good Manufacturing Practices (“cGMP”), regulations and standards. The European Union cGMP guidelines are as set forth in Commission Directive 2003/94/EC of October 8, 2003. If we or a regulatory agency or authority discover previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, the product’s stability (changes in levels of impurities or dissolution profile) or problems with the facility where the product is manufactured, we may be subject to reporting obligations, additional testing and additional sampling, and a regulatory agency or authority may impose restrictions on that product, the manufacturing facility, our suppliers, or us, including requiring recall or withdrawal of the product from the market or suspension of manufacturing. If we, our product candidates, the manufacturing facilities for our product candidates, our CROs, or other persons or entities working on our behalf fail to comply with applicable regulatory requirements either before or after marketing approval, a regulatory agency may, depending on the stage of product development and approval:

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

Our product candidates and the activities associated with their development and commercialization in the United States, including, but not limited to, their advertising and promotion, will further be heavily scrutinized by the FDA, the United States Department of Justice, the United States Department of Health and Human Services’ Office of Inspector General, state attorneys general, members of Congress and the public. Violations of applicable law, including advertising, marketing and promotion of our products for unapproved

(or off-label) uses, are subject to enforcement letters, inquiries and investigations, and civil, criminal and/or administrative sanctions by regulatory agencies. Additionally, comparable foreign regulatory authorities will heavily scrutinize advertising and promotion of any product candidate that obtains approval outside of the United States. In this regard, advertising and promotion of medicines in the European Union is governed by Directive 2001/83 EC, as amended, and any such activities which we may undertake in the European Union will have to be in strict compliance with the same. Any advertising of a prescription medicinal product to the public and any promotion of a medicinal product that does not have marketing authorization or is not promoted in accordance with that marketing authorization is prohibited. Advertisements and promotions of medicinal products are monitored nationally in the European Union, and each country will have its own additional advertising laws and industry governing bodies, whose obligations may go further than those set out in Directive 2001/83. Any violations and sanctions will similarly be decided and administered by the relevant country’s national authority. Furthermore, in the United Kingdom the code of practice of the Association of the British Pharmaceutical Industry (the lead United Kingdom trade association) is considerably stricter than applicable legislative requirements.

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

While no definition of “off-label use” exists at the European Union level, promotion of a medicinal product for a purpose that has not been approved is strictly prohibited pursuant to Directive 2001/83/EC. Such promotion may also give rise to criminal prosecution in European Union Member States, and national healthcare supervisory authorities may impose administrative fines or take other actions. Engaging in such promotions in the European Union could also lead to product liability claims, in accordance with EU product liability regime under Directive 85/374.

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

MIN-301 is a peptide, and, as a peptide, may be subject to the Public Health Service Act (“PHSA”), and the Food, Drug, and Cosmetic Act (“FDCA”). We have yet to meet with the FDA regarding the approval pathway for this product candidate. Based on the definition of a biologic in the PHSA, we believe that MIN-301 meets the definition of a biologic and, thus, we will need to submit a BLA, for product approval. Moreover, based on an FDA intercenter agreement, we believe that MIN-301 will be regulated by the FDA’s Center for Drug Evaluation and Research. However, we intend to discuss jurisdiction with the FDA to determine the appropriate regulatory pathway and corresponding requirements. Depending on the pathway, we may be subject to different regulatory requirements, including different regulatory and testing requirements, shorter or longer periods of market exclusivity, and different approval processes for generic drug and biosimilar competitors.

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

Reference pricing used by various European Union member states and parallel distribution, or arbitrage between low-priced and high-priced member states, can further reduce prices. In particular, Germany, Portugal and Spain have all introduced a number of short-

term measures to lower healthcare spending, including mandatory discounts, clawbacks and price referencing rules, which could have a material adverse effect on our business.

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

Additionally, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Presidential executive orders, Congressional inquiries and proposed federal and proposed and enacted state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. For example, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. No legislation or administrative actions have been finalized to implement these principles. It is unclear whether these or similar policy initiatives will be implemented in the future. At the state level, legislatures are passing increasing amounts of legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

For example, in March 2010, the ACA broadened access to health insurance, reduced or constrained the growth of healthcare spending, enhanced remedies against healthcare fraud and abuse, add imposed new transparency requirements for healthcare and health insurance industries, imposed new taxes and fees on pharmaceutical manufacturers and imposed additional health policy reforms. Since the ACA’s enactment, there have been executive, judicial and Congressional challenges to certain aspects of the ACA. For example, on June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the ACA will remain in effect in its current form. It is possible that the ACA will be subject to judicial or Congressional challenges in the future.  It is unclear how any such challenges and the healthcare reform measures of the Biden administration will impact the ACA and our business.

Further, Congress is considering additional health reform measures. It is also possible that additional governmental action is taken in response to the COVID-19 pandemic.

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

As of December 31, 2021, we had 9 full-time employees. As our development and commercialization plans and strategies develop, we expect to need additional managerial, operational, sales, marketing, financial and other resources. Future growth would impose significant added responsibilities on members of management, including:

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

We are required to comply with the SEC’s rules that implement Section 404 of the Sarbanes-Oxley Act and the Committee on Sponsoring Organizations, Report on Internal Control – Integrated Framework, which require, among other things, that we maintain effective internal controls for financial reporting and disclosure controls and procedures. Under Section 404 of the Sarbanes-Oxley Act, we are required to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. This assessment must include disclosure of any material weaknesses identified by management in our internal control over financial reporting. A material weakness is a control deficiency, or combination of control deficiencies, in internal control over financial reporting that results in more than a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis.

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

We are subject to the periodic reporting requirements of the Securities Exchange Act of 1934, as amended (“Exchange Act”). We designed our disclosure controls and procedures to reasonably assure us that the information we disclose in reports we file in accordance with the Exchange Act is accurate, complete, reviewed by management and reported within the required time period. We believe that any disclosure controls and procedures, no matter how well-conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

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

We are exposed to the risk of employee fraud or other misconduct. Misconduct by employees and independent contractors, such as principal investigators, CROs, manufacturers, consultants, commercial partners and vendors, could include failures to comply with EMA or FDA regulations, to provide accurate information to the FDA, to comply with manufacturing standards we have established, to comply with European, federal and state healthcare fraud and abuse laws, to report financial information or data accurately or to disclose unauthorized activities to us. For example, in our Phase 3 trial of roluperidone for the treatment of negative symptoms of schizophrenia, one clinical site that recruited 17 patients reported implausible behavioral (schizophrenia symptoms) and physiological (blood pressure) data. As a result, these 17 patients were excluded and made part of an mITT analysis set. Sales, marketing and other business arrangements in the healthcare industry are subject to extensive laws intended to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws may restrict or prohibit a wide range of business activities, including, but not limited to certain activities related to research, manufacturing, distribution, pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Employee and independent contractor misconduct could also involve the improper use of individually identifiable information, including, without limitation, information obtained in the course of clinical trials, which could result in sanctions, monetary penalties, and serious harm to our reputation. In addition, federal procurement laws impose substantial penalties for misconduct in connection with government contracts and require certain contractors to maintain a code of business ethics and conduct.

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

•

The federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), which created additional federal criminal statutes that prohibit knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payor (e.g., public or private), knowingly and willfully embezzling or stealing from a health care benefit program, willfully obstructing a criminal investigation of a health care offense and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false statements in connection with the delivery of, or payment for, healthcare benefits, items or services relating to healthcare matters.

•

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (“HITECH”), and their respective implementing regulations, which impose requirements on certain covered healthcare providers, health plans and healthcare clearinghouses as well as their respective business associates that perform services for them that involve individually identifiable health information, relating to the privacy, security and transmission of individually identifiable health information without appropriate authorization, including mandatory contractual terms as well as directly applicable privacy and security standards and requirements.

•

The federal Physician Payments Sunshine Act and its implementing regulations requires manufacturers of drugs, devices, biologicals and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the Centers for Medicare & Medicaid Services information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain other healthcare professionals (such as physician assistants and nurse practitioners) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members.

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

We are subject to the Foreign Corrupt Practices Act.

The Foreign Corrupt Practices Act (“FCPA”), prohibits any U.S. individual or business from paying, offering, or authorizing payment or offering of anything of value, directly or indirectly, to any foreign official, political party or candidate for the purpose of influencing any act or decision of the foreign entity in order to assist the individual or business in obtaining or retaining business. The FCPA also obligates companies whose securities are listed in the United States to comply with accounting provisions requiring the company to maintain books and records that accurately and fairly reflect all transactions of the corporation, including international subsidiaries, and to devise and maintain an adequate system of internal accounting controls for international operations. Activities that violate the FCPA, even if they occur wholly outside the United States, can result in criminal and civil fines, imprisonment, disgorgement, oversight, and debarment from government contracts.

We and our service providers may be subject to data protection laws of the EEA and the UK in relation to certain processing of personal data. The actual or perceived failure to comply with such laws could harm our financial condition and operating results and involve distraction from other aspects of our business.

Certain of our processing of personal data may be subject to EU and/or UK data protection laws. For example, the European Union’s General Data Protection Regulation (“GDPR”) applies to processing operations carried out in the context of the activities of an establishment in the EEA, as well as any processing relating to the offering of goods or services to individuals in the EEA and/or the monitoring of their behavior in the EEA. Also, notwithstanding the UK’s withdrawal from the EU, by operation of the so-called UK GDPR, the GDPR continues to apply in substantially equivalent form to processing operations carried out in the context of the activities of an establishment in the UK, as well as any processing relating to the offering of goods or services to individuals in the UK and/or monitoring of their behavior in the UK—so, when we refer to the GDPR in this section, we are also making reference to the UK GDPR in the context of the UK, unless the context requires otherwise. For example, the GDPR may apply in the context of our processing of personal data related to the conduct of clinical trials in the EEA and/or UK.

In addition to that Regulation itself, the GDPR provides that EEA Member States may make their own further laws and regulations to introduce specific requirements related to the processing of “special categories of personal data,” including personal data related to health and genetic information, which we may process in the context of clinical trials. The UK Data Protection Act of 2018 complements the UK GDPR in this regard. This may lead to greater divergence on the law that applies to the processing of such types of personal data across the EEA and/or UK, compliance with which, as and where applicable, may increase our costs and could increase our overall compliance risk. Such country-specific regulations could also limit our ability to collect, use and share data in the context of our EEA and/or UK operations, and/or could cause our compliance costs to increase, ultimately having an adverse impact on our business and harming our business and financial condition.

The GDPR imposes stringent data protection obligations, and requires organizations to give detailed disclosures about how they collect, use and share personal data; in certain cases, obtain explicit consent to process special categories of personal data, such as the health or genetic information referred to above; contractually require vendors to meet data protection requirements; maintain adequate data security measures; notify regulators and affected individuals of certain data breaches; meet extensive privacy governance and documentation requirements; and honor individuals’ data protection rights, including their rights to access, correct and delete their personal data.

As a particular issue, the GDPR imposes strict rules on the transfer of personal data out of the EEA and UK to the United States and similar “third countries”.  Although one of the primary mechanisms for transferring personal data to the United States (known as the “EU-U.S. Privacy Shield”) was invalidated in July 2020, alternative solutions exist that may still serve as a valid mechanism by which entities can validly transfer personal data that is subject to the GDPR to recipients in jurisdictions outside the EEA and UK, which have not been found to provide an adequate level of protection for the purposes of the GDPR, which would include the United States.  For example, such transfers may rely on the European Commission’s Standard Contractual Clauses or similar approved-form “appropriate safeguards” (such as the incoming UK “International Data Transfer Agreement”); however, these safeguards require parties that rely upon them to comply with onerous obligations, such as conducting “transfer impact assessments” to determine whether additional measures are need to supplement such safeguards to protect the transferred personal data effectively.  Furthermore, relevant regulatory guidance appears to conclude that no combination of such supplementary measures could be sufficient to allow effective reliance on these safeguards in the context of transfers of unencrypted personal data to recipients in third countries where public authorities have excessive powers to access and surveil the transferred personal data – which may, according relevant case law and regulatory guidance, include the United States in certain circumstances.  At present, there are few, if any, viable alternatives to these safeguards for many transfers.

In addition, although the European Commission announced a decision of ‘adequacy’ concluding that the UK ensures an equivalent level of data protection to the GDPR, which provides some relief regarding the legality of continued personal data flows from the EEA to the UK, some uncertainty remains, as this adequacy determination must be renewed after four years and may be modified or revoked in the interim. If the adequacy decision is withdrawn, modified or revoked, transfers of personal data from the EEA to the UK may require an alternative ‘transfer mechanism’ and we may be required to implement new processes and put new agreements in place, such as the above-mentioned Standard Contractual Clauses, to enable transfers of personal data from the EEA to the UK to continue, which could disrupt our operations.

If we are unable to implement valid solutions for transfers of personal data processed under the GDPR, we will face increased exposure to regulatory actions, substantial fines and injunctions against processing personal data from the EEA and UK. It may also (i) restrict our activities in the EEA and/or UK; (ii) limit our ability to collaborate with partners as well as other service providers, contractors and other companies subject to the GDPR; or (iii) require us to increase our data processing capabilities in the EEA and/or UK at significant expense or otherwise cause us to change the geographical location or segregation of our relevant systems and operations—any or all of which could adversely affect our financial results.

The GDPR also provides for a robust regulatory enforcement regime and significant penalties for noncompliance, including fines of up to €20 million or 4% of an undertaking’s total worldwide annual turnover for the preceding financial year, whichever is higher. In addition to these fines, supervisory authorities have extensive audit and inspection rights, and powers to order temporary or permanent bans on all or some processing of personal data carried out by noncompliant actors. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies and obtain compensation for damages resulting from violations of the GDPR. Additionally, as noted above, the UK has transposed the GDPR into the laws of the UK, which could expose us to two parallel regimes, each of which potentially authorizes similar fines, with the UK GDPR permitting fines of up to the higher of £17.5 million or 4% of global annual revenue of any noncompliant organizations for the preceding financial year, as well as other potentially overlapping or divergent enforcement actions for certain actual or perceived violations.

We endeavor, and have taken steps, to comply with the GDPR and other EEA and UK privacy and data protection laws and regulations, as well as associated policies, contracts and other obligations, together, European Data Protection Requirements. However, these efforts may not always have been wholly successful. In addition, we anticipate needing to continue to devote significant resources to our compliance efforts in this area. Furthermore, it is possible that the GDPR and/or other EEA and UK privacy and data protection laws and regulations, and other associated European Data Protection Requirements, may be interpreted and applied in a manner that is inconsistent from jurisdiction to jurisdiction or inconsistent with our current policies and practices.  Our actual or perceived failure to adequately comply with the European Data Protection Requirements could result in significant fines, penalties, regulatory investigations, lawsuits, significant costs for remediation, damage to our reputation, or other liabilities.

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

We depend on our collaboration with Mitsubishi Tanabe Pharma Corporation (“MTPC”), and could be seriously harmed if our license agreement with MTPC was terminated.

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

The expiration of composition of matter patent protection with respect to one or more of our product candidates may diminish our ability to maintain a proprietary position for our intended uses of a particular product candidate. Moreover, we cannot be certain that we will be the first applicant to obtain an FDA approval for any indication of one or more of our product candidates and we cannot be certain that it will be entitled to new chemical entity exclusivity. Such diminution of our proprietary position could have a material adverse effect on our business, results of operations and financial condition.

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

Our commercial success depends upon our ability to develop, manufacture, market and sell our products, and to use our related proprietary technologies. We may become party to, or threatened with, future adversarial proceedings or litigation regarding intellectual property rights with respect to our products, including interference or derivation proceedings before the U.S. Patent and Trademark Office (“USPTO”). Third parties may assert infringement claims against us based on existing patents or patents that may be granted in the future. If we are found to infringe a third party’s intellectual property rights, we could be required to obtain a license from such third party to continue commercializing our products. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Under certain circumstances, we could be forced, including by court order, to cease commercializing our products. In addition, in any such proceeding or litigation, we could be found liable for monetary damages. Regardless of the outcome, such claims or litigation may be time-consuming and costly to defend, divert management resources and have other adverse effects on our business.

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

Recent patent reform legislation could increase the uncertainties and costs surrounding the prosecution of our and our licensors’ or collaborators’ patent applications and the enforcement or defense of our or our licensors’ or collaborators’ issued patents. For example, the Leahy-Smith America Invents Act (“America Invents Act”), includes provisions that affect the way patent applications are prosecuted and may also affect patent litigation. The USPTO developed new regulations and procedures to govern administration of the America Invents Act, and many of the substantive changes to patent law associated with the America Invents Act, and in particular, the first to file provisions, are now effective. While it is still not clear what, if any, impact the America Invents Act will have on the operation of our business, the America Invents Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our or our licensors’ or collaborators’ patent applications and the enforcement or defense of our or our licensors’ or collaborators’ issued patents, all of which could have a material adverse effect on our business and financial condition.

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

To our knowledge, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially own approximately 35% of our voting stock as of December 31, 2021. Accordingly, these stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. The interests of this group of stockholders may not always coincide with the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.

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

As a public company listed in the United States, we incur significant additional legal, accounting and other costs. We are subject to the reporting requirements of the Exchange Act, which requires, among other things, that we file with the Securities and Exchange Commission (“SEC”), annual, quarterly and current reports with respect to our business and financial condition. In addition, changing laws, regulations and standards relating to corporate governance and public disclosure, including regulations implemented by the SEC and The Nasdaq Stock Market, may increase legal and financial compliance costs and make some activities more time consuming. These laws, regulations and standards are subject to varying interpretations and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. We invest resources to comply with evolving laws, regulations and standards, and this investment results in increased general and administrative expenses and a diversion of management’s time and attention. If we do not comply with new laws, regulations and standards, regulatory authorities may initiate legal proceedings against us and our business may be harmed.

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

Our common stock may be delisted from Nasdaq if we fail to comply with continued listing standards.

If we fail to meet any of the continued listing standards of Nasdaq, our common stock could be delisted from The Nasdaq Global Market. These continued listing standards include specifically enumerated criteria, such as:

•	a $1.00 minimum closing bid price;
•	shareholders’ equity of $2.5 million;
•	500,000 shares of publicly-held shares with a market value of at least $1 million;
•	300 round-lot shareholders; and
•	compliance with Nasdaq’s corporate governance requirements, as well as additional or more stringent criteria that may be applied in the exercise of Nasdaq’s discretionary authority.

There can be no assurance that we will be able to maintain compliance and remain in compliance in the future. In particular, our share price may continue to decline for a number of reasons, including many that are beyond our control. See “The market price of our stock may be volatile, and you could lose all or part of your investment.”

If we fail to comply with Nasdaq’s continued listing standards, we may be delisted from Nasdaq. Delisting of the common stock could depress our stock price, substantially limit liquidity of our common stock and materially adversely affect our ability to raise capital on terms acceptable to us, or at all. Further, delisting of the common stock would likely result in the common stock becoming a “penny stock” under the Exchange Act.

ITEM 1B.	Unresolved Staff Comments

None.

ITEM 2.	Properties

Our principal executive offices are located at 1601 Trapelo Road, Suite 286, Waltham, Massachusetts 02451. We lease this facility, which consists of approximately 5,923 square feet of office space, and the term of our lease expires on July 31, 2022. We believe that our existing facility is sufficient for our current needs for the foreseeable future.

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

On February 24, 2022, there were approximately 56 holders of record of our common stock. We believe that the number of beneficial owners of our common stock at that date was substantially greater.

Our equity plan information required by this Item is incorporated by reference to the information in Part III, Item 12 of this Annual Report on Form 10-K.

Recent Sales of Unregistered Securities

During the year ended December 31, 2021, we did not issue or sell any unregistered securities not previously disclosed in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

Issuer Purchases of Equity Securities

We did not repurchase any securities during the quarter ended December 31, 2021.

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

We are developing roluperidone (f/k/a MIN-101) for the treatment of negative symptoms in patients with schizophrenia and have exclusive rights to develop and commercialize MIN-301 for the treatment of Parkinson’s disease. In addition, we previously co-developed seltorexant (f/k/a MIN-202 or JNJ-42847922) with Janssen Pharmaceutica NV (“Janssen”) for the treatment of insomnia disorder and adjunctive treatment of Major Depressive Disorder (“MDD”). During 2020, we exercised our right to opt out of a joint development agreement with Janssen for the future development of seltorexant. As a result, we were entitled to collect royalties in the mid-single digits on potential future sales of seltorexant worldwide in certain indications, with no further financial obligations to Janssen. In January 2021, we sold our rights to these potential royalties to Royalty Pharma plc (“Royalty Pharma”).

We have not received regulatory approvals to commercialize any of our product candidates, and we have not generated any revenue from the sales or license of our product candidates. We have incurred significant operating losses every year since inception. We expect to incur net losses and negative cash flow from operating activities for the foreseeable future in connection with the clinical development and the potential regulatory approval, infrastructure development and potential commercialization of our product candidates.

Clinical and Regulatory Update

Roluperidone

Type C Meeting Request

On November 3, 2021 we announced that the U. S. Food and Drug Administration (“FDA”) denied our request for a pre-NDA meeting for roluperidone and responded that a Type C guidance meeting would be more appropriate to discuss the evidence for use of roluperidone as monotherapy for the treatment of negative symptoms of schizophrenia. Following the scheduled Type C meeting and, subject to the timing and feedback from the FDA, we continue to prepare for a potential submission of a New Drug Application (“NDA”) for roluperidone in the first half of 2022.

Pivotal Bioequivalence Study (MIN-101C015 study)

On September 30, 2021, we announced results from a pivotal bioequivalence study comparing the roluperidone formulations used in our late-stage Phase 2b (MIN-101C03 study), Phase 3 trials (MIN-101C07 study), and the planned commercial formulation. The planned commercial formulation was tested under both fasted and fed conditions. The study met key pharmacokinetic (“PK”) objectives, and the data demonstrate bioequivalence in terms of exposure across the various formulations. Subject screening in this study was initiated on April 23, 2021, the completion of the enrollment of 48 healthy volunteers was achieved on June 29, 2021, and the last subject assessment took place on July 26, 2021. Subjects were randomized to the four treatment sequences described above in a 1:1:1:1 ratio. Of the 48 subjects randomized, 45 completed all study periods. Male subjects constituted 69% of the participants, and 75% of the subjects were white. Median age was 36 years, and all had negative SARS-CoV2 status at the beginning of the study and of every study period with the exception of 1 subject who tested positive at the beginning of study Period 4 and was discontinued. The mean body mass index was 28.1±4 kg/m2. The results demonstrated bioequivalence in terms of exposure between the formulations used in the late-stage efficacy and safety trials of roluperidone with the planned commercial formulation and allow administration of the drug with or without food.

Open Label Extension (MIN-101C07 study)

On May 11, 2021, we announced results from the 40-week Open-Label Extension (“OLE”) of the Company’s Phase 3 trial of roluperidone for the treatment of negative symptoms (“NS”) of schizophrenia. The OLE followed the 12-week double-blind, placebo-controlled portion of this trial. During the 40-week OLE, both investigators and patients were blinded to the roluperidone dose received. The OLE was designed to evaluate the safety of roluperidone after long-term exposure. Efficacy endpoints were also assessed during the OLE period. As such, efficacy data collected during the OLE are not placebo-controlled and therefore their interpretation is limited.

Over the 40-week OLE period, 333 patients participated, of whom 166 patients received the 32 mg dose and 167 patients received the 64 mg dose. A total of 202 of the 333 patients completed the 40-week OLE period.

The mean improvement in negative symptoms, as measured by the Negative Symptom Factor Score (“NSFS”), the primary endpoint of the trial, was 6.8 points in the 32 mg arm and 7.5 points in the 64 mg arm. Personal and Social Performance (“PSP”) scale total score (key secondary endpoint) improved by a mean of 12.3 points in the 32 mg arm and 14.5 points in the 64 mg arm, suggesting functional improvement.

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

The relapse rate during the OLE, defined as patients being withdrawn from the trial due to worsening of symptoms of psychosis, was 15 patients out of 166 patients (9%) in the 32 mg arm and 10 patients out of 167 patients (6%) in the 64 mg arm. Over the one-year duration of the study (including both the 12 weeks double-blind phase and the 40 weeks OLE) the relapse rate was 11.7% overall.

Roluperidone at both doses was safe and well tolerated and treatment-emergent adverse events (TEAE) were generally mild to moderate in severity. The most frequently reported TEAE in the overall group of 333 patients that participated in the OLE were headaches in 26 patients (7.8%), followed by worsening of schizophrenia in 18 patients (5.4%) and insomnia in 15 patients (4.5%). No other TEAE was reported by more than 4% of the patients. There was one death during the OLE that occurred after treatment discontinuation (45-year old male) in the 64 mg arm due to treatment-unrelated respiratory failure. Twenty patients (6%) experienced serious adverse events, with the majority of them associated with the disease characteristics, and only 5 were judged by the investigator to be related to roluperidone. In total, 37 patients (11%) did not complete the OLE due to TEAE, with 25 patients (7.5%) due to relapse-related events and the remaining 12 patients due to a variety of other TEAE reported in ≤1% of the patients. Few QT prolongations were observed during the OLE, were generally transient in duration and only one in the 64 mg arm led to discontinuation from the study.

Type C Meeting (November 10, 2020)

On November 30, 2020 we received official meeting minutes from our November 10, 2020 Type C meeting with the FDA regarding the development of roluperidone for treatment of negative symptoms of schizophrenia. The objective of this meeting was to obtain FDA input regarding the existing roluperidone data package, which included the completed Phase 2b study (double-blind phase and OLE) and 12 weeks double-blind phase of the Phase 3 study, and its readiness to support an NDA submission.

Phase 3 Trial 12 weeks double-blind phase results (MIN-101C07 study)

On May 29, 2020, the double-blind, placebo-controlled portion of the Phase 3 trial enrolled a total of 515 patients that were randomized in a 1:1:1 ratio to 32 mg/day roluperidone, 64 mg/day roluperidone, or placebo for 12 weeks, and 513 patients received study drugs. The 12-week double-blind, placebo-controlled portion of the trial did not meet its primary or key secondary endpoints in the intent-to-treat population. The 32 mg and 64 mg doses were not statistically significantly different from placebo at week 12 on the primary endpoint of NSFS (p ≤0.259 and p ≤0.064, respectively), but showed a nominal statistically significant separation from placebo on the 64 mg dose on the key secondary endpoint, PSP total score (p ≤0.542 for 32 mg dose and nominal p ≤0.021 for the 64 mg dose). The subsequent analysis of the change in baseline in NSFS and PSP total score based on the modified ITT population treated with the 64 mg dose resulted in nominally statistically significant p ≤0.044 and p ≤0.017, respectively.

Seltorexant

In June 2020 we exercised our right to opt out of our agreement with Janssen for the future Phase 3 development and commercialization of seltorexant. Under the terms of the opt-out agreement, we were entitled to collect royalties in the mid-single digits on potential future worldwide sales of seltorexant in certain indications, with no further financial obligations to Janssen. In January 2021 we sold our rights to these potential royalties to Royalty Pharma for a $60 million cash payment and up to an additional $95 million in potential milestone payments, subject to completion of the Phase 3 program by Jansen and regulatory approvals. As a result of the sale, we will recognize non-cash interest expense related to the amortization of estimated future royalty payments to Royalty Pharma. Accordingly, for the three and twelve months ended December 31, 2021, we recognized $1.7 million and $6.3 million in non-cash interest expense related to this agreement.

The $60 million payment received from Royalty Pharma has been included on our balance sheet under Liability related to the sale of future royalties. As we recognize interest expense, the Liability related to the sale of future royalties will increase until such time that we begin to receive the related royalty payments. Under the terms of the agreement, all payments from Royalty Pharma to us, including the initial upfront payment of $60 million as well as amortized interest expense and potential milestone payments, are not repayable to Royalty Pharma in the event that Janssen discontinues the clinical development of seltorexant or ceases to pursue its commercialization at a future date for any reason.

MIN-301

During 2021 we focused our resources on moving forward our lead drug candidate roluperidone and deferred the future development of MIN-301 until additional resources become available. As a result of our limited resources and development deferral combined with the overall market conditions, we have recognized a non-cash charge of $15.2 million as of December 31, 2021 related to the impairment of the intangible asset for MIN-301. We had previously recognized in-process research and development for MIN-301 in conjunction with the acquisition of MIN-301 during 2014.

Financial Overview

Revenue

None of our product candidates have been approved for commercialization and we have not received any revenue in connection with the sale or license of our product candidates.

Collaborative Revenue

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

The historic direct costs relating to each of our product candidates are summarized as follows (in thousands):

	Year Ended December 31,
	2021	2020
Roluperidone	$14,421	$17,955
MIN-117	4	490
MIN-301(1)	—	568
Total	$14,425	$19,013

(1)

During 2021 we focused our resources on moving forward our lead drug candidate roluperidone and deferred the future development of MIN-301 until additional resources become available. As a result of our limited resources and development deferral combined with the overall market conditions, we have recognized a non-cash charge of $15.2 million as of December 31, 2021 related to the impairment of the intangible asset for MIN-301.

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

We expect to continue to incur general and administrative expenses related to operating as a publicly-traded company, including increased audit and legal fees, costs of compliance with securities laws, corporate governance and other regulations, investor relations expenses and higher insurance premiums.

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

Net Operating Losses and Tax Carryforwards

As of December 31, 2021, we had approximately $70.5 million of federal net operating loss carryforwards. These federal net operating loss carryforwards will begin to expire at various dates beginning in 2030, if not utilized. As of December 31, 2021, we had approximately $66.3 million of state net operating loss carryforwards. During the year ended December 31, 2021, no state operating loss carryforwards had expired.

Results of Operations

Comparison of the Years Ended December 31, 2021 and December 31, 2020 (in thousands):

	Year Ended December 31,
	2021	2020
Revenues
Collaborative revenue	$—	$41,176
Total revenues	—	41,176
Expenses
Research and development	32,039	22,040
General and administrative	13,327	17,289
Total expenses	45,366	39,329
(Loss) gain from operations	(45,366)	1,847

Foreign exchange losses	(33)	(67)
Investment income	17	161
Non-cash interest expense for the sale of future royalties	(6,327)	—
(Loss) gain before income taxes	(51,709)	1,941
Benefit for income taxes	(1,803)	—
Net (loss) income	$(49,906)	$1,941

Collaborative Revenue

Collaborative revenue was zero and $41.2 million for the years ended December 31, 2021 and 2020, respectively. The decrease in collaborative revenue was the result of opting out of our co-development and license agreement with Janssen and recognizing the revenue during the year ended December 30, 2020 and no similar activity in the corresponding period in 2021.

Research and Development Expenses

Research and development expenses were $32.0 million and $22.0 million for the years ended December 31, 2021 and 2020, respectively, an increase of $10.0 million. The increase in research and development expenses was primarily due to a non-cash $15.2 million charge for the impairment of the in-process research and development intangible asset related to MIN-301 in 2021, partially offset by lower non-cash stock compensation expense and a decrease in clinical costs due to the completion of the roluperidone OLE in May 2021. Non-cash stock compensation expense included in research and development expenses was $2.4 million and $3.0 million for the years ended December 31, 2021 and 2020, respectively.

General and Administrative Expenses

General and administrative expenses were $13.3 million and $17.3 million for the years ended December 31, 2021 and 2020, respectively, a decrease of approximately $4.0 million. The decrease in general and administrative expenses was primarily due to lower staffing related expenses and non-cash stock compensation expense, partially offset by higher legal and insurance costs. Non-cash stock compensation expense included in general and administrative expenses was $2.8 million and $6.7 million for the years ended December 31, 2021 and 2020, respectively.

Foreign Exchange Losses

Foreign exchange losses were $33 thousand and $67 thousand for the years ended December 31, 2021 and 2020, respectively, a decrease of $34 thousand. The loss was primarily due to a higher level of clinical activities in 2020 denominated in Euros.

Investment Income

Investment income was $17 thousand and $161 thousand for the years ended December 31, 2021 and 2020, respectively, a decrease of $144 thousand . The decrease was primarily due to lower average balances for cash equivalents and marketable securities during 2021.

Non-cash interest expense for the sale of future royalties

Non-cash interest expense for the sale of future royalties was $6.3 million for the year ended December 31, 2021 and zero for the prior year period. The increase was primarily due to the sale of our royalty interest in seltorexant to Royalty Pharma and the effective interest associated with the agreement, see Note 6 for the sale of future royalties.

Benefit for Income Taxes

Benefit for income taxes was $1.8 million and zero for the years ended December 31, 2021 and 2020, respectively, an increase of $1.8 million. The increase was primarily due to the benefit received from lowering the deferred tax liability due to the impairment of the MIN-301 IPR&D asset during 2021.

Non-GAAP Operating Loss

Non-GAAP financial measures are included with the intent of providing investors with a more complete understanding of our historical financial results and trends and to facilitate comparisons between periods. In addition, these non-GAAP financial measures are among the indicators our management uses for planning and forecasting purposes and measuring our performance. Non-GAAP financial measures have no standardized meaning and investors are cautioned that, unlike financial measures prepared in accordance with U.S. GAAP, non-GAAP measures may not be comparable with the calculation of similar measures for other companies. The limitations of using non-GAAP financial measures as performance measures are that they provide a view of our results of operations without including all events during a period and may not provide a comparable view of our performance to other companies in the biopharmaceutical industry.

We believe that these non-GAAP financial measures, when considered together with U.S. GAAP measures, can enhance the understanding of our financial and operating performance. Excluding non-cash revenue and expenses, net loss for the three months ended December 31, 2021 and 2020 was $5.0 million and $5.3 million, respectively, or a basic and diluted loss per share of $0.12 and $0.12, respectively. Net loss for the twelve months ended December 31, 2021 and 2020 was $25.0 million and $29.6 million, respectively. For the twelve months ended December 31, 2021 and 2020, basic non-GAAP loss per share was $0.59 and $0.73 respectively, diluted non-GAAP loss per share was $0.59 and $0.72, respectively. The decrease in non-GAAP net loss for both the three and twelve-month periods ended December 31, 2021 versus the prior year periods was due primarily to lower clinical trial expenses as well as lower staffing related expenses, partially offset by higher legal and insurance costs.

Reconciliations of reported GAAP net (loss) income to non-GAAP operating loss for the three and twelve months ended December 31, 2021 and 2020 were as follows (in millions, except share and per share amounts):

	Three Months Ended December 31,		Twelve Months Ended December 31,
	2021	2020	2021	2020
GAAP net (loss) income	$(21.3)	$(7.3)	$(49.9)	$1.9
Adjustments to reconcile GAAP net (loss) income to non-GAAP net loss:
Collaborative revenue	$—	$—	$—	$(41.2)
Impairment of in-process research and development	15.2	—	15.2	—
Non-cash interest expense associated with the sale of future royalties	1.7	—	6.3	—
Stock-based compensation expense	1.2	2.0	5.2	9.7
Subtotal non-cash items	18.1	2.0	26.7	(31.5)
Benefit for income taxes	(1.8)	—	(1.8)	—
Non-GAAP net loss	$(5.0)	$(5.3)	$(25.0)	$(29.6)

Non-GAAP loss per share, basic	$(0.12)	$(0.12)	$(0.59)	$(0.73)
Weighted average shares outstanding, basic	42,721,566	42,683,701	42,721,566	40,823,717
Non-GAAP loss per share, diluted	$(0.12)	$(0.12)	$(0.59)	$(0.72)
Weighted average shares outstanding, diluted	42,721,566	42,683,701	42,721,566	40,916,871

Liquidity and Capital Resources

Sources of Liquidity

As of December 31, 2021, we had an accumulated deficit of approximately $334.7 million. We anticipate that we will continue to incur net losses for the foreseeable future as we continue the development and potential commercialization of our product candidates and to support our operations as a public company. At December 31, 2021, we had approximately $60.9 million in cash, cash equivalents, and restricted cash. In January 2021 Royalty Pharma acquired our royalty interest in seltorexant for an upfront payment of $60 million and up to an additional $95 million in potential milestone payments. The potential future milestone payments to us will be contingent on the achievement of certain clinical, regulatory and commercialization milestones for seltorexant by Janssen. Seltorexant is currently in Phase 3 development for the treatment of MDD with insomnia symptoms by Janssen. We believe that our existing cash, cash equivalents, and restricted cash will be sufficient to meet our cash commitments for at least the next 12 months after the date that the financial statements are issued and beyond. Our material cash requirements primarily relate to expenditures for the continued development of roluperidone, NDA activities, and human capital.

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

Sources of Funds

At-the-Market Equity Offering Program

In August 2018 we entered into the Sales Agreement with Jefferies LLC pursuant to which we may offer and sell, from time to time, through Jefferies, up to $50.0 million in shares of our common stock, by any method permitted by law deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended. During the year ended December 31, 2020, we issued and sold 3,381,608 shares of our common stock under the Sales Agreement. The shares were sold at an average price of $3.7113 per share for aggregate net proceeds to us of approximately $12.1 million, after deducting sales commissions and offering costs payable by us. During the year ended December 31, 2021, no shares of our common stock were issued or sold under the Sales Agreement.

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

Cash Flows

The tables below set forth our significant sources and uses of cash for the periods.

	Year Ended December 31,
	2021	2020
	(dollars in millions)
Net cash (used in) provided by:
Operating activities	$(24.6)	$(33.8)
Investing activities	—	24.5
Financing activities	60.0	13.2
Net increase in cash	$35.4	$3.9

Net Cash Used in Operating Activities

Net cash used in operating activities of approximately $24.6 million during the year ended December 31, 2021 was primarily due to our net loss of $49.9 million, a $1.8 million increase in deferred taxes, a $0.1 million increase in capitalized software, and approximately a $1.0 million decrease in accrued expenses, partially offset by an impairment expense of in-process research and development assets of $15.2 million, non-cash interest expense for the sale of future royalties of $6.3 million, stock-based compensation expense of $5.2 million, $0.9 million increase in accounts payable, and a $0.6 million decrease in prepaid expense.

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

Net cash provided by investing activities was zero during the year ended December 31, 2021.

Net cash provided by investing activities of approximately $24.5 million during the year ended December 31, 2020 was primarily due to the maturity and redemption of marketable securities of $28.4 million, partially offset by the purchase of marketable securities of $3.9 million.

Net Cash Provided by Financing Activities

Net cash provided by financing activities of $60 million during the year ended December 31, 2021 was due to the proceeds from the sale of future royalties of $60 million.

Net cash provided by financing activities of $13.2 million during the year ended December 31, 2020 was due to gross proceeds received from the ‘at the market’ stock offering of $12.6 million less costs of $0.5 million, and proceeds from the exercise of common stock options of $1.1 million.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which we have prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenues and expenses during the reporting periods. We evaluate these estimates and judgments on an ongoing basis. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Our actual results may differ from these estimates under different assumptions or conditions.

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

In-process Research and Development

In-process research and development (“IPR&D”), assets represent capitalized incomplete research projects that we acquired through business combinations. Such assets are initially measured at their acquisition date fair values. The initial fair values of the research projects are recorded as intangible assets on the balance sheet, rather than expensed, regardless of whether these assets have an alternative future use.

The amounts capitalized are being accounted for as indefinite-lived intangible assets, subject to impairment testing, until completion or abandonment of research and development efforts associated with the project. An IPR&D asset is considered abandoned when it ceases to be used (that is, research and development efforts associated with the asset have ceased, and there are no plans to sell or license the asset or derive defensive value from the asset). At that point, the asset is considered to be disposed of and is written off. Upon successful completion of each project, we will make a determination about the then remaining useful life of the intangible asset and begin amortization. We test our indefinite-lived intangibles, IPR&D assets, for impairment annually on November 30 and more frequently if events or changes in circumstances indicate that it is more likely than not that the asset is impaired. In estimating the fair value of IPR&D, an income approach was used with a discounted cash flow analysis. Many assumptions and estimates are included in this analysis including revenue and expense projections, probability of success factors, expected product launch date and a weighted average cost of capital of 20.5%.

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

Impairment of MIN-301 In-process Research and Development Asset

During 2021 we focused our resources on moving forward our lead drug candidate roluperidone and deferred the future development of MIN-301 until additional resources become available. As a result of our limited resources and development deferral combined with the overall market conditions, we have recognized a non-cash charge of $15.2 million as of December 31, 2021 related to the impairment of the intangible asset for MIN-301. We had previously recognized in-process research and development for MIN-301 in conjunction with the acquisition of MIN-301 during 2014.

Goodwill

We test our goodwill for impairment annually, or whenever events or changes in circumstances indicate an impairment may have occurred, by comparing our reporting unit’s carrying value to its fair value. Impairment may result from, among other things, deterioration in the performance of the acquired business, adverse market conditions, adverse changes in applicable laws or regulations and a variety of other circumstances. If we determine that an impairment has occurred, we are required to record a write-down of the carrying value and charge the impairment as an operating expense in the period the determination is made. In evaluating the recoverability of the carrying value of goodwill, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the acquired assets. Changes in strategy or market conditions could significantly impact those judgments in the future and require an adjustment to the recorded balances. We test our goodwill for impairment as of November 30. There was no impairment of goodwill for the years ended December 31, 2021 or 2020.

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

We use a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. We have elected to treat interest and penalties, to the extent they arise, as a component of income taxes. There was no interest or penalties related to income taxes for the years ended December 31, 2021 or 2020. Income tax years beginning in 2012 for federal and state purposes are generally subject to examination by taxing authorities, although net operating losses from all prior years are subject to examinations and adjustments for at least three years following the year in which the tax attributes are utilized.

Liability related to the sale of future royalties

We treat the sale of future royalties to Royalty Pharma as a debt financing, as we have significant continuing involvement in facilitating the transfer of royalties to Royalty Pharma and Royalty Pharma has recourse against us relating to the payments due from Janssen. As a result, we recorded the upfront payment of $60 million from this transaction as a liability related to the sale of future royalties, and up to an additional $95 million in potential milestone payments will also be recorded as a liability related to the sale of future royalties and amortized as interest expense over the estimated remaining life of the agreement. Under the terms of the agreement, all payments from Royalty Pharma to us, including the initial upfront payment of $60 million as well as amortized interest expense and potential milestone payments, are not repayable to Royalty Pharma in the event that Janssen discontinues the clinical development of seltorexant or ceases to pursue its commercialization at a future date for any reason.

The liability related to sale of future royalties and the related interest expense is based on our current estimates of future royalties expected to be paid over the life of the arrangement. We will periodically assess the expected royalty payments using a combination of internal projections and forecasts from external sources. To the extent our future estimates of royalty payments are greater or less than previous estimates or the estimated timing of such payments is materially different than its previous estimates, we will prospectively recognize related non-cash interest expense. As of December 31, 2021, we estimated the effective annual interest rate to be approximately 10.7%. For example, as of December 31, 2021, a 20% increase in the probability of clinical success of the MDD with insomnia trial would represent a 1.5 percentage points increase in the effective annual interest rate, which would increase the non-cash interest expense and future milestone payments by $37.7 million and $5.4 million, respectively, over the remaining life of the agreement.

For further discussion of the sale of future royalties, please refer to Note 6, Sale of Future Royalties.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by Financial Accounting Standards Board (“FASB”) and are adopted by us as of the specified effective date. Our significant accounting policies are described in Note 2 to our financial statements appearing elsewhere in this Form 10-K. Except as described in Note 2, we believe that the impact of other recently issued, but not yet adopted, accounting pronouncements will not have a material impact on the financial position, results of operations and cash flows, or do not apply to our operations.

ITEM 7A.	Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

ITEM 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Minerva Neurosciences, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Minerva Neurosciences, Inc. and subsidiaries (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of operations, shareholders' equity, and cash flows, for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

In-Process Research and Development

Critical Audit Matter Description

As described in Note 2 to the consolidated financial statements, the Company has in-process research and development assets (“IPR&D”) that are indefinite-lived intangible assets. As of December 31, 2021, the carrying value of the Company’s IPR&D was $0. During 2021, the Company has recognized a non-cash charge of $15.2 million related to the impairment of the intangible asset for MIN-301. To assess the IPR&D carrying value for impairment, management estimates the fair value of IPR&D annually on its elected assessment date of November 30, 2021, using a multi-period excess earnings method, which is a specific discounted cash flow method. The determination of the fair value requires management to make significant estimates related to the discount rate used in the model and for the estimated timing of commercialization of the drugs. Changes in these assumptions could have a significant impact on the fair value of the IPR&D and a significant change in fair value could cause a significant impairment.

We identified IPR&D as a critical audit matter because of the significant estimates and assumptions management makes related to the commercialization dates of the drugs and selection of the discount rate to determine the fair value of the IPR&D. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate the selection of the discount rate and the reasonableness of management’s forecast of the commercialization dates for IPR&D.

How We Addressed the Matter in Our Audit

Our audit procedures related to the selection of the discount rate and forecast of the commercialization dates for IPR&D included the following, among others:

•	We evaluated the reasonableness and consistency of management’s selection and application of the model used to perform the annual impairment evaluation.
•	With the assistance of our fair value specialists, we:
–	Evaluated the valuation model to ensure it is consistent with the selected valuation methodologies and assumptions.
–	Tested the mathematical accuracy of the model used by management.
–	Evaluated the reasonableness of the discount rate by:
▪	Testing the source information underlying the determination of the discount rate and the mathematical accuracy of the calculation.
▪	Developing a range of independent estimates and comparing those to the discount rate selected by management.
•	We evaluated the reasonableness of management’s forecasts of commercialization dates by:
–	Comparing management’s forecasts with internal communications to management and the Board of Directors.
–	Considering the impact of changes in the regulatory environment on management’s forecasts.
–	Comparing management’s forecasts with industry data.

Liability Related to the Sale of Future Royalties

Critical Audit Matter Description

As described in Notes 2 and 6 to the consolidated financial statements, on January 19, 2021, the Company entered into an agreement with Royalty Pharma under which Royalty Pharma acquired the Company’s royalty interest in seltorexant for an upfront payment of $60 million and up to an additional $95 million in potential milestone payments. Management applied significant judgment in determining the appropriate accounting treatment for the transaction and accounted for the sale of future revenue to Royalty Pharma as a debt financing, as the Company continues to have significant continuing involvement in the generation of the cash flows. The proceeds from the transaction were recorded as a liability related to the sale of future royalties, to be amortized under the interest method over the estimated life of the agreement.

We identified the accounting treatment for the sale of future royalties as a critical accounting matter due to the significant judgment involved in determining the treatment. We identified the valuation of the liability related to the sale of future royalties as a critical audit matter because of the significant estimates and assumptions management makes related to the balance. Specifically, the determination of the discount rate involved significant estimation uncertainty.

How We Addressed the Matter in Our Audit

To test the accounting treatment for the sale of future royalties we included the assistance of professionals in our firm having expertise in accounting and evaluated the Company’s conclusions regarding the accounting model applied to the sale of future royalties through consideration of possible alternatives under accounting principles generally accepted in the United States of America.

To test the estimated value of the liability related to the sale of future royalties and the non-cash interest expense, our audit procedures included the following, among others:

•	With the assistance of our fair value specialists, we:
–

Evaluated the appropriateness of the methodology used to estimate the implied discount rate, evaluated the significant assumptions discussed above that are used by management to estimate the future royalties to be paid and tested the underlying data used by the Company in its analysis.

–

Compared the significant assumptions used by management to relevant industry forecasts and economic trends, to evaluate consistency with external market and industry data, as well as consistency with evidence obtained in other areas of the audit.

/s/ DELOITTE & TOUCHE LLP

Boston, Massachusetts

March 1, 2022

We have served as the Company's auditor since 2013.

MINERVA NEUROSCIENCES, INC.

Consolidated Balance Sheets

	December 31,	December 31,
	2021	2020
Assets
Current assets
Cash and cash equivalents	$60,755,080	$25,356,952
Restricted cash	100,000	100,000
Prepaid expenses and other current assets	1,346,359	1,983,264
Total current assets	62,201,439	27,440,216

Capitalized software, net	51,080	—
Other noncurrent assets	—	14,808
Operating lease right-of-use assets	—	101,786
In-process research and development	—	15,200,000
Goodwill	14,869,399	14,869,399
Total assets	$77,121,918	$57,626,209

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$1,853,215	$995,614
Accrued expenses and other current liabilities	965,739	2,053,409
Operating leases	—	111,229
Total current liabilities	2,818,954	3,160,252
Deferred taxes	—	1,803,356
Liability related to the sale of future royalties	66,327,321	—
Total liabilities	69,146,275	4,963,608
Commitments and contingencies (Note 10)

Stockholders’ equity
Preferred stock; $.0001 par value; 100,000,000 shares authorized; none issued or outstanding as of December 31, 2021 and 2020, respectively	—	—
Common stock; $.0001 par value; 125,000,000 shares authorized; 42,721,566 shares issued and outstanding as of December 31, 2021 and 2020, respectively	4,272	4,272
Additional paid-in capital	342,672,770	337,453,776
Accumulated deficit	(334,701,399)	(284,795,447)
Total stockholders’ equity	7,975,643	52,662,601
Total liabilities and stockholders’ equity	$77,121,918	$57,626,209

See accompanying notes to the consolidated financial statements.

MINERVA NEUROSCIENCES, INC.

Consolidated Statements of Operations

	Year Ended December 31,
	2021	2020
Revenues
Collaborative revenue	$—	$41,175,600
Total revenues	—	41,175,600
Expenses
Research and development	32,038,947	22,039,440
General and administrative	13,326,710	17,289,413
Total expenses	45,365,657	39,328,853
(Loss) gain from operations	(45,365,657)	1,846,747

Foreign exchange losses	(32,846)	(67,183)
Investment income	16,516	161,207
Non-cash interest expense for the sale of future royalties	(6,327,321)	—
(Loss) gain before income taxes	(51,709,308)	1,940,771
Benefit for income taxes	(1,803,356)	—
Net (loss) income	$(49,905,952)	$1,940,771

Net (loss) income per share, basic	$(1.17)	$0.05
Weighted average shares outstanding, basic	42,721,566	40,823,717
Net (loss) income per share, diluted	$(1.17)	$0.05
Weighted average shares outstanding, diluted	42,721,566	40,916,871

See accompanying notes to the consolidated financial statements.

MINERVA NEUROSCIENCES, INC.

Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-In Capital	Deficit	Total
Balances at January 1, 2020	39,084,121	$3,908	$314,511,853	$(286,736,218)	$27,779,543
Issuance of common stock in a public offering	3,381,608	338	12,549,731	—	12,550,069
Costs related to issuance of common stock	—	—	(455,666)	—	(455,666)
Exercise of stock options	198,762	20	1,143,635	—	1,143,655
Vesting of restricted stock units	57,075	6	(6)	—	—
Stock-based compensation	—	—	9,704,229	—	9,704,229
Net income	—	—	—	1,940,771	1,940,771
Balances at December 31, 2020	42,721,566	$4,272	$337,453,776	$(284,795,447)	$52,662,601
Stock-based compensation	—	—	5,218,994	—	5,218,994
Net loss	—	—	—	(49,905,952)	(49,905,952)
Balances at December 31, 2021	42,721,566	$4,272	$342,672,770	$(334,701,399)	$7,975,643

See accompanying notes to the consolidated financial statements.

MINERVA NEUROSCIENCES, INC.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2021	2020
Cash flows from operating activities:
Net (loss) income	$(49,905,952)	$1,940,771
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Impairment of in-process research and development	15,200,000	—
Depreciation and amortization	—	16,011
Accretion of marketable securities premium	—	(86,774)
Amortization of right-of-use assets	101,786	160,166
Stock-based compensation expense	5,218,994	9,704,229
Non-cash interest expense associated with the sale of future royalties	6,327,321	—
Deferred taxes	(1,803,356)	—
Changes in operating assets and liabilities
Prepaid expenses and other current assets	636,905	(800,781)
Capitalized software	(51,080)	—
Other noncurrent assets	14,808	—
Accounts payable	857,601	(1,321,390)
Accrued expenses and other current liabilities	(1,087,670)	(2,085,754)
Operating lease liabilities, current	(111,229)	(61,672)
Deferred revenue	—	(41,175,600)
Operating lease liabilities, noncurrent	—	(111,229)
Net cash used in operating activities	(24,601,872)	(33,822,023)

Cash flows from investing activities:
Purchases of marketable securities	—	(3,871,706)
Proceeds from the maturity and redemption of marketable securities	—	28,400,000
Net cash provided by investing activities	—	24,528,294

Cash flows from financing activities:
Proceeds from the sale of future royalties	60,000,000	—
Proceeds from sales of common stock in public offering	—	12,550,069
Fees paid in connection with public offering	—	(455,666)
Proceeds from exercise of stock options	—	1,143,655
Net cash provided by financing activities	60,000,000	13,238,058
Net increase in cash, cash equivalents, and restricted cash	35,398,128	3,944,329

Cash, cash equivalents, and restricted cash
Beginning of period	25,456,952	21,512,623
End of period	$60,855,080	$25,456,952
Supplemental disclosure of cash flow information
Cash paid for interest	$—	$—
Reconciliation of the Condensed Consolidated Statements of Cash Flows to the Condensed Consolidated Balance Sheets
Cash and cash equivalents	$60,755,080	$25,356,952
Restricted cash	$100,000	$100,000
Total cash, cash equivalents, and restricted cash	$60,855,080	$25,456,952

See accompanying notes to the consolidated financial statements.

MINERVA NEUROSCIENCES, INC.

Notes To Consolidated Financial Statements

December 31, 2021 and 2020

NOTE 1 — NATURE OF OPERATIONS AND LIQUIDITY

Nature of Operations

Minerva Neurosciences, Inc. (“Minerva” or the “Company”) is a clinical-stage biopharmaceutical company focused on the development and commercialization of product candidates to treat patients suffering from central nervous system (“CNS”) diseases. The Company’s lead product candidate is roluperidone (f/k/a MIN-101), a compound the Company is developing for the treatment of negative symptoms in patients with schizophrenia. The Company holds the license to roluperidone from Mitsubishi Tanabe Pharma Corporation (“MTPC”) with the rights to develop, sell and import roluperidone globally, excluding most of Asia. The Company also has exclusive rights to develop and commercialize MIN-301, a compound for the treatment of Parkinson’s disease. In addition, Minerva previously co-developed seltorexant (f/k/a MIN-202 or JNJ-42847922) with Janssen Pharmaceutica NV (“Janssen”) for the treatment of insomnia disorder and adjunctive treatment of Major Depressive Disorder (“MDD”). During 2020 Minerva exercised its right to opt out of the joint development agreement with Janssen for the future development of seltorexant. As a result, the Company was entitled to collect royalties in the mid-single digits on potential future worldwide sales of seltorexant in certain indications, with no further financial obligations to Janssen. In January 2021, the Company sold its rights to these potential royalties to Royalty Pharma (see Notes 5 and 6).

Liquidity

The accompanying financial statements have been prepared as though the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has limited capital resources and has incurred recurring operating losses and negative cash flows from operations since inception. As of December 31, 2021, the Company has an accumulated deficit of approximately $334.7 million and net cash used in operating activities was approximately $24.6 million during the year ended December 31, 2021. Management expects to continue to incur operating losses and negative cash flows from operations in the future. The Company has financed its operations to date from proceeds from the sale of common stock, warrants, loans, convertible promissory notes, collaboration agreements and royalty sales.

As of December 31, 2021, the Company had cash, cash equivalents, and restricted cash of $60.9 million. The Company believes that its existing cash, cash equivalents, and restricted cash will be sufficient to meet its cash commitments for at least the next 12 months after the date that the financial statements are issued. The process of drug development can be costly and the timing and outcomes of clinical trials is uncertain. The assumptions upon which the Company has based its estimates are routinely evaluated and may be subject to change. The actual amount of the Company’s expenditures will vary depending upon a number of factors including but not limited to the design, timing and duration of future clinical trials, the progress of the Company’s research and development programs, the infrastructure to support a commercial enterprise, the cost of a commercial product launch, and the level of financial resources available. The Company has the ability to adjust its operating plan spending levels based on the timing of future clinical trials, which will be predicated upon adequate funding to complete the trials.

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

Restricted cash

Cash accounts with any type of restriction are classified as restricted. The Company maintained restricted cash balances as collateral for corporate credit cards in the amount of $0.1 million at December 31, 2021 and 2020.

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

Impairment of MIN-301 In-process Research and Development Asset

During 2021 the Company focused its resources on moving forward its lead drug candidate roluperidone and deferred the future development of MIN-301 until additional resources become available. As a result of the Company’s limited resources and development deferral combined with the overall market conditions, it has recognized a non-cash charge of $15.2 million as of December 31, 2021 related to the impairment of the intangible asset for MIN-301. The Company had previously recognized in-process research and development for MIN-301 in conjunction with the acquisition of MIN-301 during 2014.

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

The Company uses a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. The Company has elected to treat interest and penalties, to the extent they arise, as a component of income tax expense. There was no interest or penalties related to income taxes for the years ended December 31, 2021 or 2020. Income tax years beginning in 2012 for federal and state purposes are generally subject to examination by taxing authorities, although net operating losses from all prior years are subject to examinations and adjustments for at least three years following the year in which the tax attributes are utilized.

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

Long-lived assets

The Company reviews the recoverability of all long-lived assets, including the related useful lives, whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset might not be recoverable. If required, the Company compares the estimated undiscounted future net cash flows to the related asset’s carrying value to determine whether there has been an impairment. If an asset is considered impaired, the asset is written down to fair value, which is based either on discounted cash flows or appraised values in the period the impairment becomes known. The Company believes that all long-lived assets are recoverable, and no impairment was deemed necessary at December 31, 2021 and 2020.

Goodwill

The Company tests its goodwill for impairment annually, or whenever events or changes in circumstances indicate an impairment may have occurred, by comparing its reporting unit’s carrying value to its fair value. Impairment may result from, among other things, deterioration in the performance of the acquired business, adverse market conditions, adverse changes in applicable laws or regulations and a variety of other circumstances. If the Company determines that an impairment has occurred, it is required to record a write-down of the carrying value and charge the impairment as an operating expense in the period the determination is made. In evaluating the recoverability of the carrying value of goodwill, the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the acquired assets. Changes in strategy or market conditions could significantly impact those judgments in the future and require an adjustment to the recorded balances. The Company tested its goodwill for impairment as of November 30, 2021. There was no impairment of goodwill for the years ended December 31, 2021 or 2020.

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

The following tables present information about the Company’s cash equivalents and marketable securities as of December 31, 2021 and 2020, measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value:

	December 31, 2021
	Total	Level 1	Level 2	Level 3
Cash equivalents	$54,003,831	$54,003,831	$—	$—
Total fair value	$54,003,831	$54,003,831	$—	$—

	December 31, 2020
	Total	Level 1	Level 2	Level 3
Cash equivalents	$21,992,701	$21,992,701	$—	$—
Total fair value	$21,992,701	$21,992,701	$—	$—

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

The Company’s financial instruments consist of cash and cash equivalents, restricted cash, accounts payable, accrued expenses and liabilities related to the sale of future royalties. The carrying amounts of cash and cash equivalents, restricted cash, accounts payable, and accrued expenses approximate fair value because of their short-term nature.

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

Liability related to the sale of future royalties

The Company treats the sale of future royalties to Royalty Pharma as a debt financing, as the Company has significant continuing involvement in facilitating the transfer of royalties to Royalty Pharma and Royalty Pharma has recourse against the Company relating to the payments due from Janssen. As a result, the Company recorded the upfront payment of $60 million from this transaction as a liability related to the sale of future royalties, and up to an additional $95 million in potential milestone payments will also be recorded as a liability related to the sale of future royalties and amortized as interest expense over the estimated remaining life of the agreement. Under the terms of the agreement, all payments from Royalty Pharma to the Company, including the initial upfront payment of $60 million as well as amortized interest expense and potential milestone payments, are not repayable to Royalty Pharma in the event that Janssen discontinues the clinical development of seltorexant or ceases to pursue its commercialization at a future date for any reason.

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

NOTE 3 — ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following:

	Year Ended December 31,
	2021	2020
Research and development costs and other accrued expenses	$902,803	$1,880,552
Accrued severance	—	31,876
Professional fees	62,936	140,981
Accrued expenses and other current liabilities	$965,739	$2,053,409

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

	Year Ended December 31,
	2021	2020
Net (loss) income	$(49,905,952)	$1,940,771
Weighted average shares of common stock outstanding - basic	42,721,566	40,823,717
Dilutive effect	—	93,154
Weighted average shares of common stock outstanding - diluted	42,721,566	40,916,871
Net (loss) income per ordinary share:
Basic	$(1.17)	$0.05
Diluted	$(1.17)	$0.05

The following securities outstanding at December 31, 2021 and 2020 have been excluded from the calculation of weighted average shares outstanding as their effect on the calculation of (loss) income per share is antidilutive:

	Year Ended December 31,
	2021	2020
Common stock options	2,119,467	8,602,722
Performance-based restricted stock units	3,651,403	—
Common stock warrants	40,790	40,790

NOTE 5 — CO-DEVELOPMENT AND LICENSE AGREEMENT

On February 13, 2014, the Company signed a co-development and license agreement (the “Agreement”) with Janssen, which became effective upon completion of the Company’s initial public offering and provided for the payment of a $22.0 million license fee by the Company. Under the Agreement, Janssen granted the Company an exclusive license to certain patent and patent applications to sell products containing any orexin 2 compound, controlled by Janssen, and to seltorexant for any use in humans.

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

Subsequent to the results reported from three Phase 2b trials of seltorexant, in June 2020 the Company exercised its right to opt out of the Agreement with Janssen under a Settlement Agreement pursuant to which the Company and Janssen resolved certain disputes under the Agreement. As a result of the exercise of its right to opt out of the Agreement with Janssen, the Company was entitled to collect a royalty on potential worldwide sales of seltorexant in certain indications in the mid-single digits, with no further financial obligations to Janssen.

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

NOTE 6 — SALE OF FUTURE ROYALTIES

On January 19, 2021, the Company entered into an agreement with Royalty Pharma under which Royalty Pharma acquired the Company’s royalty interest in seltorexant for an upfront payment of $60 million and up to an additional $95 million in potential milestone payments. These milestone payments are contingent upon the achievement of certain clinical, regulatory and commercial milestones for seltorexant by Janssen or any other party in the event that Janssen sells seltorexant. Under the terms of the agreement, the Company has significant continuing involvement in facilitating the transfer of royalties to Royalty Pharma and Royalty Pharma has recourse against the Company relating to the payments due from Janssen. As such, the Company applied the debt recognition guidance under ASC 470, Debt, and recorded the upfront payment of $60 million as a liability related to the sale of future royalties (“Royalty Obligation”), which will be amortized under the interest method over the estimated life of the agreement. Under the terms of the agreement, all payments from Royalty Pharma to the Company, including the initial upfront payment of $60 million as well as amortized interest expense and potential milestone payments, are not repayable to Royalty Pharma in the event that Janssen discontinues the clinical development of seltorexant or ceases to pursue its commercialization at a future date for any reason. In addition, in accordance with ASC 470, Debt, the Company will account for any royalties received in the future as non-cash royalty revenue.

As royalties are remitted to the Company from Janssen and subsequently passed onto Royalty Pharma, the balance of the Royalty Obligation will be effectively repaid over the life of the co-development and license agreement (the “Agreement”) with Janssen. In order to determine the amortization of the Royalty Obligation, the Company is required to estimate the total amount of future royalty payments to Royalty Pharma over the life of the Agreement. In addition to the $60 million upfront payment, up to an additional $95 million in potential milestone payments will also be recorded as a liability related to the sale of future royalties and amortized as interest expense over the estimated remaining life of the agreement. At execution, the Company’s estimate of this total interest expense resulted in an effective annual interest rate of approximately 10.5%. As of December 31, 2021, the Company estimated the effective annual interest rate to be approximately 10.7%. This estimate contains significant assumptions that impact both the amount recorded at execution and the interest expense that will be recognized over the royalty period. The Company will periodically assess the estimated royalty payments to Royalty Payments from Janssen and to the extent the amount or timing of such payments is materially different than the original estimates, an adjustment will be recorded prospectively to increase or decrease interest expense. There are a number of factors that could materially affect the amount and timing of royalty payments to Royalty Pharma from Janssen, and correspondingly, the amount of interest expense recorded by the Company, most of which are not within the Company’s control. Such factors include, but are not limited to, delays or discontinuation of development of seltorexant, regulatory approval, changing standards of care, the introduction of competing products, manufacturing or other delays, generic competition, intellectual property matters, adverse events that result in governmental health authority imposed restrictions on the use of the drug products, significant changes in foreign exchange rates as the royalties remitted to Royalty Pharma are made in U.S. dollars (“USD”) while the underlying sales of seltorexant will be made in currencies other than USD, the ongoing COVID-19 pandemic, and other events or circumstances that are not currently foreseen. Changes to any of these factors could result in increases or decreases to both royalty revenues and interest expense.

The following table shows the activity of the Royalty Obligation since the transaction inception through December 31, 2021:

December 31, 2021
Upfront payment from the sale of future royalties	$60,000,000
Non-cash interest expense associated with the sale of future royalties	6,327,321
Liability related to the sale of future royalties	$66,327,321

NOTE 7 — STOCKHOLDERS’ EQUITY

At-the-Market Equity Offering Program

On August 10, 2018, the Company entered into the Sales Agreement with Jefferies pursuant to which the Company may offer and sell, from time to time, through Jefferies, up to $50.0 million in shares of the Company's common stock, by any method permitted by law deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended. During the year ended December 31, 2020, the Company issued and sold 3,381,608 shares of the Company's common stock under the Sales Agreement. The shares were sold at an average price of $3.7113 per share for aggregate net proceeds to the Company of approximately $12.1 million, after deducting sales commissions and offering costs payable by the Company. During the year ended December 31, 2021, no shares of our common stock were issued or sold under the Sales Agreement.

Term Loan Warrants

In connection with the Company’s former Loan and Security Agreement with Oxford Finance LLC and Silicon Valley Bank (the “Lenders”), which provided for term loans to the Company in an aggregate principal amount of up to $15 million in two tranches on January 15, 2016, the Company issued the Lenders warrants to purchase 40,790 shares of common stock at a per share exercise price of $5.516. The warrants were immediately exercisable upon issuance, and other than in connection with certain mergers or acquisitions, will expire on the ten-year anniversary of the date of issuance. The fair value of the warrants was estimated at $0.2 million using a Black-Scholes model and assuming: (i) expected volatility of 100.8%, (ii) risk free interest rate of 1.83%, (iii) an expected life of 10 years and (iv) no dividend payments. The fair value of the warrants was included as a discount to the term loans drawn at such time and also as a component of additional paid-in capital and were amortized to interest expense over the term of the loan. Although the term loans were repaid in August 2018, all related warrants were outstanding and exercisable as of December 31, 2021.

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

Stock Option Awards

Stock option activity for employees and non-employees for the year ended December 31, 2021 is as follows:

	Shares Issuable Pursuant to Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Terms (years)	Total Intrinsic Value (in thousands)
Outstanding January 1, 2021	10,050,523	$6.60	7.0	$—

Granted	465,000	$1.98
Exercised	—	$—
Cancelled/Forfeited(1)	(8,396,056)	$6.94
Expired	—	$—
Outstanding December 31, 2021	2,119,467	$4.26	7.9	$—
Exercisable December 31, 2021	1,206,966	$5.39	7.0	$—
Available for future grant	4,437,269
(1)	7,631,844 shares of the Company’s common stock were cancelled during the Exchange Program.

The weighted average grant-date fair value of stock options outstanding on December 31, 2021 was $2.84 per share. Total unrecognized compensation costs related to non-vested stock options at December 31, 2021 were approximately $1.6 million and are expected to be recognized within future operating results over a weighted-average period of 1.6 years. The total intrinsic value of the options exercised during the years ended December 31, 2021 and 2020 was approximately zero  and $0.9 million, respectively.

The expected term of the employee-related options was estimated using the “simplified” method as defined by the SEC’s Staff Accounting Bulletin No. 107, Share-Based Payment. The volatility assumption was determined by examining the historical volatilities for industry peer companies, as the Company did not have sufficient trading history for its common stock. The risk-free interest rate assumption is based on the U.S. Treasury instruments, the term of which was consistent with the expected term of the options. The dividend assumption is based on the Company’s history and expectation of dividend payouts. The Company has never paid dividends on its common stock and does not anticipate paying dividends on its common stock in the foreseeable future. Accordingly, the Company has assumed no dividend yield for purposes of estimating the fair value of the options

The Company uses the Black-Scholes model to estimate the fair value of stock options granted. For stock options granted during the years ended December 31, 2021 and 2020, the Company utilized the following assumptions:

	Year Ended December 31,
	2021	2020
Expected term (years)	5.5-6.25	5.5-6.25
Risk free interest rate	0.86%-1.14%	0.37%-0.54%
Volatility	75%-97%	68%-72%
Dividend yield	0%	0%
Weighted average grant date fair value per share of common stock	$1.41	$1.78

Restricted Stock Units

RSUs awarded to employees generally vest one-fourth per year over four years from the anniversary of the date of grant, provided the employee remains continuously employed with the Company. Shares of the Company’s stock are delivered to the employee upon vesting, subject to payment of applicable withholding taxes. The fair value of RSUs is equal to the closing price of the Company’s common stock on the date of grant. The total unrecognized compensation costs related to non-vested RSUs at December 31, 2021 was zero. There were no unvested RSUs as of December 31, 2021 and 2020. The total fair value of RSUs vested, as of their respective vesting dates, during the years ended December 31, 2021 and 2020 was zero and approximately $0.2 million, respectively.

Performance-Based Restricted Stock Units

On August 6, 2021, the Company granted 3,813,150 PRSUs through the Exchange Program. The Exchange Program was treated as a Type II modification (Probable-to improbable) under ASC 718. The total PRSUs outstanding at December 31, 2021 was 3,651,403. The Company will recognize the unrecognized grant-date fair value of the pre-modification stock options as well as any incremental non-cash compensation cost of the PRSUs granted in the Exchange Program, if the vesting conditions of the PRSUs are achieved or if they become probable. The Company is using the pre-modification stock options for determining the compensation cost related to the PRSUs as the vesting conditions remain uncertain for the new PRSUs. The total unrecognized compensation costs related to non-vested stock options at December 31, 2021 were approximately $3.6 million and are expected to be recognized within future operating results over a weighted-average period of 1.4 years. As of December 31, 2021, no PRSUs have vested and 161,747 have been cancelled.

The following table presents stock-based compensation expense included in the Company’s consolidated statements of operations:

	Year Ended December 31,
	2021	2020
Research and development	$2,414,040	$3,026,056
General and administrative	2,804,954	6,678,173
Total	$5,218,994	$9,704,229

NOTE 9 — INCOME TAXES

The provision for federal, foreign and state income taxes for the years ended December 31, 2021 and 2020 are as follows:

	Year Ended December 31,
	2021	2020
Current income tax provision (benefit)
Federal	$—	$—
Foreign	—	—
State	—	—
Deferred income tax provision (benefit)
Federal	(638,400)	—
Foreign	—	—
State	(1,164,956)	—
Total income tax provision (benefit)	$(1,803,356)	$—

Net deferred tax assets (liabilities) as of December 31, 2021 and 2020 consist of the following:

	Year Ended December 31,
	2021	2020
Deferred tax assets:
Net operating loss carryforwards	$19,129,605	$27,962,495
Research and development tax credits	145,115	145,115
Capitalized research and development costs	30,884,326	31,036,403
Stock-based compensation	8,947,268	9,507,000
Deferred start-up and license costs	4,122,178	4,724,696
Sale of royalties	18,120,624	—
Other	1,372	2,938
Total deferred tax assets	81,350,488	73,378,647
Deferred tax asset valuation allowance	(81,350,488)	(71,028,174)
Net deferred tax assets	—	2,350,473
Deferred tax liabilities:
In-process research and development	—	(4,152,640)
Other	—	(1,189)
Total deferred tax liabilities	—	(4,153,829)
Total	$—	$(1,803,356)

A reconciliation between the Company’s effective tax rate and the federal statutory rate for the years ended December 31, 2021 and 2020 are as follows:

	Year Ended December 31,
	2021	2020
Federal statutory rate	21.00%	21.00%
Permanent differences	(0.30%)	4.38%
State income taxes, net of federal benefit	0.00%	0.00%
Valuation allowance	(17.22%)	(25.38%)
Effective tax rate	3.49%	0.00%

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical losses and the uncertainty of future taxable income over the periods which the Company will realize the benefits of its net deferred tax assets, management believes it is more likely than not that the Company will not realize the benefits on the balance of its net deferred tax asset and, accordingly, the Company has established a full valuation allowance on its net deferred tax assets. The valuation allowance increased by approximately $10.3 million and decreased by approximately $1.3 million during the years ended December 31, 2021 and 2020, respectively.

As of December 31, 2021, the Company had approximately $70.5 million of federal net operating losses that will begin to expire in 2030. Of the total federal net operating loss, approximately $49.0 million has an unlimited carryforward and therefore will not expire. As of December 31, 2021, the Company had approximately $7.7 million of New Jersey and approximately $58.6 million of Massachusetts operating losses that will begin to expire in 2029 and 2037, respectively. As of December 31, 2021, the Company had $0.1 million of federal research and development credits that will begin to expire in 2027.

The Coronavirus Aid, Relief and Economic Security Act (the "CARES Act") was enacted in the United States on March 27, 2020. The CARES act is a $2 trillion relief package comprising a combination of tax provisions and other stimulus measures, including provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carry back periods, alternative minimum tax credit refunds, modifications to the interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. For the year ended December 31, 2021, the company did not require application or modification of its tax positions in relation to the tax provisions of the CARES Act.

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. There are currently no pending income tax examinations. The Company’s tax years are still open and subject to adjustment under statute from 2017 to present.

As of December 31, 2021 and 2020, the Company had no liability recorded for unrecognized tax benefit. The Company classifies penalties and interest expense related to income tax liabilities as an income tax expense. There were no interest and penalties recognized in the statements of operations for the years ended December 31, 2021 and 2020, or accrued on the balance sheets as of December 31, 2021 and 2020.

NOTE 10 — COMMITMENTS AND CONTINGENCIES

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

Leases

Please refer to Note 11, for the Company’s current lease commitments.

NOTE 11 — LEASES

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

The following table contains a summary of the Sublease costs recognized under ASC 842 and other information pertaining to the Company’s operating Sublease for the years ended December 31, 2021:

Year Ended December 31, 2021
Sublease cost
Operating Sublease cost	$104,574
Total Sublease cost	$104,574

Other information
Operating cash flows used for operating Sublease	$(114,018)
Weighted average remaining Sublease term	0 years
Weighted average discount rate	10%

The Sublease agreement expired on July 31, 2021 and there were no future minimum payments under the Sublease agreement as of December 31, 2021. Future minimum Sublease payments under the Company’s non-cancelable operating Sublease as of December 31, 2020 were as follows:

Future Operating Sublease Payments	Year Ended December 31, 2020
2021	$114,018
Thereafter	—
Total Sublease payments	114,018
Less: imputed interest	(2,789)
Total operating Sublease liabilities at December 31, 2020	$111,229

On May 5, 2021, the Company entered into an office lease agreement with BP Reservoir Place to lease approximately 5,923 rentable square feet of office space located at 1601 Trapelo Road, Waltham, MA 02451. The term of the lease agreement began on August 1, 2021 and will expire on July 31, 2022, with an annual rate of $239,881.50 payable in equal monthly installments. The Company has elected to not recognize the lease agreement on the balance sheet as the term of the agreement is 12 months or less. Please refer to Note 2 for additional information on ASC 842, Leases. The total operating lease costs during the year ended December 31, 2021 were $99,951.

Future minimum lease payments under the Company’s non-cancelable operating lease as of December 31, 2021 were as follows:

Future Operating Lease Payments	Year Ended December 31, 2021

2022	$139,931
Thereafter	—
Total operating lease liabilities at December 31, 2021	$139,931

NOTE 12 — RELATED PARTY TRANSACTIONS

None.

NOTE 13 — SUBSEQUENT EVENTS

None.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”), that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Our management, with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2021. Based on the evaluation of our disclosure controls and procedures as of December 31, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

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

As of December 31, 2021, our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 Framework). Based on this assessment, our management concluded that, as of December 31, 2021, our internal control over financial reporting was effective based on those criteria. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

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

ITEM 9B.	Other Information

None.

ITEM 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

Part III

ITEM 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item 10 will be contained in the sections entitled “Election of Directors,” “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” appearing in the definitive proxy statement we will file in connection with our 2022 Annual Meeting of Stockholders and is incorporated by reference herein. The information required by this item relating to executive officers may be found in Part I, Item 1 of this report under the heading “Business—Executive Officers” and is incorporated herein by reference.

ITEM 11.	Executive Compensation

The information required by this Item 11 will be contained in the sections entitled “Executive and Director Compensation,” “Executive and Director Compensation—Compensation Committee Interlocks and Insider Participation” and “Executive and Director Compensation—Compensation Committee Report” appearing in the definitive proxy statement we will file in connection with our 2022 Annual Meeting of Stockholders and is incorporated by reference herein.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 will be contained in the sections entitled “Ownership of Our Common Stock” and “Executive and Director Compensation—Equity Compensation Plan Information” appearing in the definitive proxy statement we will file in connection with our 2022 Annual Meeting of Stockholders and is incorporated by reference herein.

ITEM 13.	Certain Relationships and Related Person Transactions, and Director Independence

The information required by this Item 13 will be contained in the sections entitled “Certain Relationships and Related Person Transactions” appearing in the definitive proxy statement we will file in connection with our 2022 Annual Meeting of Stockholders and is incorporated by reference herein.

ITEM 14.	Principal Accounting Fees and Services

The information required by this Item 14 will be contained in the section entitled “Corporate Governance—Principal Accountant Fees and Services” appearing in the definitive proxy statement we will file in connection with our 2022 Annual Meeting of Stockholders and is incorporated by reference herein.

Part IV

ITEM 15.	Exhibits and Financial Statement Schedules
(a)	Documents filed as part of Form 10-K.
(1)	Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2021 and 2020

Consolidated Statements of Operations for the Years Ended December 31, 2021 and 2020

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2021 and 2020

Consolidated Statements of Cash Flows for the Years Ended December 31, 2021 and 2020

Notes to Consolidated Financial Statements

(2)	Schedules

Schedules have been omitted as all required information has been disclosed in the financial statements and related footnotes.

(3)	Exhibits

The following exhibits are filed as part of this Annual Report on Form 10-K or are incorporated herein by reference.

Exhibit No.	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith

2.1	Agreement and Plan of Merger of Sonkei Pharmaceuticals, Inc. with and into Cyrenaic Pharmaceuticals, Inc., dated as of November 12, 2013	S-1	333-195169	10.11	April 9, 2014

2.2	Certificate of Merger Merging Sonkei Pharmaceuticals, Inc. with and into Cyrenaic Pharmaceuticals, Inc., dated as of November 12, 2013	S-1/A	333-195169	3.3	June 10, 2014

3.1	Amended and Restated Certificate of Incorporation of the Registrant	S-1/A	333-195169	3.1	June 10, 2014

3.2	Amended and Restated Bylaws of the Registrant	10-Q	001-36517	3.2	November 4, 2019

4.1	Form of Common Stock Certificate	S-1/A	333-195169	4.1	June 10, 2014

4.2	Investor Rights Agreement among the Registrant f/k/a Cyrenaic Pharmaceuticals, Inc. and certain of its security holders, dated as of August 29, 2007	S-1/A	333-195169	4.2	June 10, 2014

4.3	Amendment No. 1 to Investor Rights Agreement among the Registrant and certain of its security holders, dated as of December 20, 2013	S-1/A	333-195169	4.3	June 10, 2014

4.4	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934					X

10.1	Share Purchase Agreement between the Registrant, Mind-NRG SA and Various Shareholders dated as of February 11, 2014	S-1	333-195169	10.13	April 9, 2014

10.2	Common Stock Purchase Agreement between Johnson & Johnson Development Corporation and the Registrant, dated as of February 13, 2014	S-1	333-195169	10.14	April 9, 2014

10.3	Loan Agreement by and among certain stockholders and their affiliates and the Registrant, dated as of April 30, 2014	S-1/A	333-195169	10.26	June 10, 2014

10.4	Loan Agreement by and among certain stockholders and their affiliates and the Registrant, dated as of May 23, 2014	S-1/A	333-195169	10.27	June 10, 2014

10.5	Stock Purchase Agreement between Care Capital Investments III LP, Index Ventures III L.P. and the Registrant f/k/a Cyrenaic Pharmaceuticals, Inc., dated as of August 29, 2007	S-1	333-195169	10.19	April 9, 2014

10.6	Amendment No. 1 to Stock Purchase Agreement between Care Capital Investments III LP, Index Ventures III L.P. and the Registrant and various Shareholders, dated as of March 28, 2014	S-1	333-195169	10.20	April 9, 2014

10.7†	Employment Agreement between Remy Luthringer and Mind-NRG SA, the Registrant's subsidiary, dated as of April 8, 2014	S-1	333-195169	10.22	April 9, 2014

10.8†	Employment Agreement between Geoff Race and Mind-NRG SA, the Registrant's subsidiary, dated as of April 8, 2014	S-1	333-195169	10.23	April 9, 2014

10.9†	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers	S-1/A	333-195169	10.1	June 10, 2014

Exhibit No.	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.10*	License Agreement between Mitsubishi Pharma Corporation and the Registrant f/k/a Cyrenaic Pharmaceuticals, Inc., dated as of August 30, 2007	S-1/A	333-195169	10.2	June 10, 2014

10.11*	Amendment to License Agreement between Mitsubishi Tanabe Pharma Corporation and the Registrant f/k/a Cyrenaic Pharmaceuticals, Inc., dated as of June 16, 2011	S-1/A	333-195169	10.3	June 10, 2014

10.12*	Second Amendment to License Agreement between Mitsubishi Tanabe Pharma Corporation and the Registrant, dated as of January 20, 2014	S-1/A	333-195169	10.4	June 10, 2014

10.13*	License Agreement between Mitsubishi Tanabe Pharma Corporation and the Registrant as successor in interest to Sonkei Pharmaceuticals, Inc., dated as of September 1, 2008	S-1/A	333-195169	10.5	June 10, 2014

10.14*	Amendment to License Agreement between Mitsubishi Tanabe Pharma Corporation and the Registrant, dated as of January 20, 2014	S-1/A	333-195169	10.6	June 10, 2014

10.15*	Co-Development and License Agreement between Janssen Pharmaceutica, N.V. and the Registrant, dated as of February 13, 2014	S-1/A	333-195169	10.7	June 10, 2014

10.16†	Employment Agreement between Joseph Reilly and the Registrant, dated as of December 23, 2013	S-1/A	333-195169	10.9	June 10, 2014

10.17†	Amended and Restated 2013 Equity Incentive Plan of the Registrant	8-K	001-36517	99.1	June 11, 2018

10.18	Form of Securities Purchase Agreement between certain investors referenced therein and the Registrant, dated as of March 13, 2015	8-K	001-36517	10.1	March 18, 2015

10.19	Form of Registration Rights Agreement between certain investors referenced therein and the Registrant, dated as of March 13, 2015	8-K	001-36517	10.3	March 18, 2015

10.20	Second Amendment to License Agreement between Mitsubishi Tanabe Pharma Corporation and the Registrant, dated as of April 21, 2015	10-Q	001-36517	10.5	May 7, 2015

10.21†	Amended and Restated Non-Employee Director Compensation Plan	10-Q	001-36517	10.2	August 2, 2018

10.22†	Employment Agreement between Fred Ahlholm and the Registrant, dated as of May 30, 2014	10-Q	001-36517	10.2	November 5, 2015

10.23	Common Stock Purchase Agreement, dated March 17, 2016, by and between David Kupfer and the Registrant	8-K	001-36517	10.1	March 18, 2016

10.24†	Employment Agreement, dated as of August 1, 2016, by and between Mind-NRG SARL and Dr. Remy Luthringer	10-Q	001-36517	10.1	August 4, 2016

10.25†	Employment Agreement, dated as of August 1, 2016, by and between Mind-NRG SARL and Geoffrey Race	10-Q	001-36517	10.2	August 4, 2016

10.26†	Employment Agreement, dated as of August 1, 2016, by and between the Registrant and Frederick Ahlholm	10-Q	001-36517	10.3	August 4, 2016

10.27†	Employment Agreement, dated as of August 1, 2016, by and between the Registrant and Mark S. Levine	10-Q	001-36517	10.4	August 4, 2016

Exhibit No.	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.28†	Employment Agreement, dated as of August 1, 2016, by and between the Registrant and Joseph Reilly	10-Q	001-36517	10.5	August 4, 2016

10.29†	Form of Restricted Stock Unit Agreement under the Amended and Restated 2013 Equity Incentive Plan of the Registrant	8-K	001-36517	10.1	December 16, 2016

10.30†	Form of Option Grant Agreement under the Amended and Restated 2013 Equity Incentive Plan	10-K	001-36517	10.36	March 13, 2017

10.31	Sublease Agreement dated October 2, 2017 by and between the Registrant and Profitect, Inc. NV	10-Q	001-36517	10.1	November 6, 2017

10.32	Amendment No. 1 to Co-Development and License Agreement dated June 13, 2017, by and between the Registrant and Janssen Pharmaceutica NV	8-K	001-36517	10.1	June 14, 2017

10.33	Stock Repurchase Agreement dated June 13, 2017 by and between the Registrant and Johnson & Johnson Innovation-JJDC Inc.	8-K	001-36517	10.2	June 14, 2017

10.34†	Offer Letter by and between the Registrant and Rick Russell, dated December 11, 2017.	8-K	001-36517	10.1	December 11, 2017

10.35†	New Hire Inducement Stock Option Grant by and between the Registrant and Rick Russell, dated December 11, 2017.	8-K	001-36517	10.2	December 11, 2017

10.36†	New Hire Inducement Restricted Stock Unit Grant by and between the Registrant and Rick Russell, dated December 11, 2017.	8-K	001-36517	10.3	December 11, 2017

10.37*	Commercial Supply Agreement by and between the Registrant and Catalent Germany Schorndorf GmbH, dated September 18, 2019	10-Q	001-36517	10.1	November 4, 2019

10.38	Open Market Sale Agreement, dated as of August 10, 2018, by and between the Registrant and Jefferies LLC	S-3	333-226783	1.2	August 10, 2018

10.39	Settlement Agreement, dated as of June 24, 2020, by and between the Registrant and Janssen Pharmaceutica, N.V.	10-Q	001-36517	10.2	August 3, 2020

10.40†	Amended and Restated 2013 Equity Incentive Plan	10-Q	001-36517	10.3	August 3, 2020

10.41*	Remy Luthringer Retention Benefits Letter Agreement (redacted)	10-Q	001-36517	10.1	November 2, 2020

10.42*	Geoff Race Retention Benefits Letter Agreement (redacted)	10-Q	001-36517	10.2	November 2, 2020

10.43*	Jay Saoud Retention Benefits Letter Agreement (redacted)	10-Q	001-36517	10.3	November 2, 2020

10.44*	Devin Smith Retention Benefits Letter Agreement (redacted)	10-Q	001-36517	10.4	November 2, 2020

10.45*	Frederick Ahlholm Retention Benefits Letter Agreement (redacted)	10-Q	001-36517	10.5	November 2, 2020

10.46*	Joseph Reilly Retention Benefits Letter Agreement (redacted)	10-Q	001-36517	10.6	November 2, 2020

10.47*	Michael Davidson Retention Benefits Letter Agreement (redacted)	10-Q	001-36517	10.7	November 2, 2020

Exhibit No.	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.48*	Royalty Purchase Agreement, dated as of January 15, 2021, by and between the Registrant and RPI 2019 Intermediate Finance Trust (redacted)	10-K	001-36517	10.48	March 8, 2021

10.49*	Remy Luthringer Supplemental Retention Benefits Letter Agreement (redacted)	10-Q	001-36517	10.1	May 12, 2021

10.50*	Geoff Race Supplemental Retention Benefits Letter Agreement (redacted)	10-Q	001-36517	10.2	May 12, 2021

10.51	Form of Supplemental Retention Benefits Letter Agreement for Other Officers	10-Q	001-36517	10.3	May 12, 2021

10.52	Transition, Separation, and Consulting Agreement by and between Minerva Neurosciences, Inc. and Jay B. Saoud, dated September 2, 2021	8-K	001-36517	10.1	September 8, 2021

10.53	First Amendment to the Employment Agreement of Geoff Race by and between Mind-NRG SARL and Geoff Race, effective October 11, 2021	8-K	001-36517	10.1	October 12, 2021

10.54	Amended and Restated Employment Agreement by and between Minerva Neurosciences, Inc. and Frederick Ahlholm, effective October 11, 2021	8-K	001-36517	10.2	October 12, 2021

21.1	List of Subsidiaries					X

23.1	Consent of Deloitte & Touche, LLP, independent registered public accounting firm					X

24.1	Power of Attorney (included on the Signature page of this Annual Report on Form 10-K)					X

31.1	Certification of Chief Executive Officer (Principal Executive Officer) pursuant to Section 302 of Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer (Principal Financial Officer) pursuant to Section 302 of Sarbanes-Oxley Act of 2002					X

32.1**	Certification of Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) pursuant to Section 906 of Sarbanes-Oxley Act of 2002					X

101.INS	Inline XBRL Instance Document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X

†	Indicates management contract or compensatory plan or arrangement.
*	Confidential treatment has been granted by the Securities and Exchange Commission as to certain portions of this document.
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

By:
/s/ Remy Luthringer, Ph.D.
Remy Luthringer, Ph.D. Executive Chairman and
Chief Executive Officer (Principal Executive Officer)

Date: March 1, 2022

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Remy Luthringer, Ph.D. and Frederick Ahlholm, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or either of them, or their or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Remy Luthringer, Ph.D.	Executive Chairman and Chief Executive Officer (Principal Executive Officer)	March 1, 2022
Remy Luthringer, Ph.D.

/s/ Frederick Ahlholm	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 1, 2022
Frederick Ahlholm

/s/ Geoffrey Race	President	March 1, 2022
Geoffrey Race

/s/ William F. Doyle	Member of the Board of Directors	March 1, 2022
William F. Doyle

/s/ Hans Peter Hasler	Member of the Board of Directors	March 1, 2022
Hans Peter Hasler

/s/ Jeryl Hilleman	Member of the Board of Directors	March 1, 2022
Jeryl Hilleman

/s/ David Kupfer, MD	Member of the Board of Directors	March 1, 2022
David Kupfer, MD

/s/ Fouzia Laghrissi-Thode, MD	Member of the Board of Directors	March 1, 2022
Fouzia Laghrissi-Thode, MD

/s/ Jan van Heek	Member of the Board of Directors	March 1, 2022
Jan van Heek