Form 10-Q
period 2022-06-30
Minerva Neurosciences, Inc.
filed 2022-08-09
CIK 1598646

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission File No. 001-36517

Minerva Neurosciences, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	26-0784194
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1500 District Avenue Burlington, MA	01803
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (617) 600-7373

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	NERV	The Nasdaq Global Market

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

The number of shares of Registrant’s Common Stock, $0.0001 par value per share, outstanding as of August 4, 2022 was 5,340,193.

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

PART I – Financial Information

Item 1 – Financial Statements

MINERVA NEUROSCIENCES, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
	2022	2021
Assets
Current assets
Cash and cash equivalents	$49,753,998	$60,755,080
Restricted cash	100,000	100,000
Prepaid expenses and other current assets	184,821	1,346,359
Total current assets	50,038,819	62,201,439

Capitalized software, net	51,080	51,080
Goodwill	14,869,399	14,869,399
Total assets	$64,959,298	$77,121,918

Liabilities and Stockholders’ (Deficit) Equity
Current liabilities
Accounts payable	$1,519,729	$1,853,215
Accrued expenses and other current liabilities	1,889,199	965,739
Total current liabilities	3,408,928	2,818,954
Liability related to the sale of future royalties	69,932,614	66,327,321
Total liabilities	73,341,542	69,146,275
Commitments and contingencies (Note 8)

Stockholders’ (deficit) equity
Preferred stock; $0.0001 par value; 100,000,000 shares authorized; none issued or outstanding as of June 30, 2022 and December 31, 2021, respectively	—	—
Common stock; $0.0001 par value; 125,000,000 shares authorized; 5,340,193 and 5,340,196 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	534	534
Additional paid-in capital	344,800,764	342,676,508
Accumulated deficit	(353,183,542)	(334,701,399)
Total stockholders’ (deficit) equity	(8,382,244)	7,975,643
Total liabilities and stockholders’ (deficit) equity	$64,959,298	$77,121,918

See accompanying notes to condensed consolidated financial statements

MINERVA NEUROSCIENCES, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Expenses
Research and development	$4,131,978	$5,520,928	$9,091,841	$8,779,635
General and administrative	2,833,211	3,442,365	5,862,606	7,691,179
Total expenses	6,965,189	8,963,293	14,954,447	16,470,814
Loss from operations	(6,965,189)	(8,963,293)	(14,954,447)	(16,470,814)

Foreign exchange gains (losses)	1,596	(18,997)	(2,198)	(23,853)
Investment income	72,378	4,566	79,795	8,666
Non-cash interest expense for the sale of future royalties	(1,826,499)	(1,611,439)	(3,605,293)	(2,907,895)
Net loss	$(8,717,714)	$(10,589,163)	$(18,482,143)	$(19,393,896)

Net loss per share, basic and diluted	$(1.63)	$(1.98)	$(3.46)	$(3.63)
Weighted average shares outstanding, basic and diluted	5,340,196	5,340,196	5,340,196	5,340,196

See accompanying notes to condensed consolidated financial statements.

MINERVA NEUROSCIENCES, INC.

Condensed Consolidated Statements of Stockholders’ (Deficit) Equity

(Unaudited)

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-In Capital	Deficit	Total
Balances at January 1, 2021	5,340,196	$534	$337,457,514	$(284,795,447)	$52,662,601
Stock-based compensation	—	—	1,516,064	—	1,516,064
Net loss	—	—	—	(8,804,733)	(8,804,733)
Balances at March 31, 2021	5,340,196	$534	$338,973,578	$(293,600,180)	$45,373,932
Stock-based compensation	—	—	1,384,060	—	1,384,060
Net loss	—	—	—	$(10,589,163)	(10,589,163)
Balances at June 30, 2021	5,340,196	$534	$340,357,638	$(304,189,343)	$36,168,829

Balances at January 1, 2022	5,340,196	$534	$342,676,508	$(334,701,399)	$7,975,643
Stock-based compensation	—	—	1,052,656	—	1,052,656
Net loss	—	—	—	(9,764,429)	(9,764,429)
Balances at March 31, 2022	5,340,196	$534	$343,729,164	$(344,465,828)	$(736,130)
Stock-based compensation	—	—	1,071,605	—	1,071,605
Adjustments due to the rounding impact from the reverse stock split for fractional shares	(3)	—	(5)	—	(5)
Net loss	—	—	—	$(8,717,714)	$(8,717,714)
Balances at June 30, 2022	5,340,193	$534	$344,800,764	$(353,183,542)	$(8,382,244)

See accompanying notes to condensed consolidated financial statements.

MINERVA NEUROSCIENCES, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(18,482,143)	$(19,393,896)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of right-of-use assets	—	86,847
Stock-based compensation expense	2,124,261	2,900,124
Non-cash interest expense associated with the sale of future royalties	3,605,293	2,907,895
Changes in operating assets and liabilities
Prepaid expenses and other current assets	1,161,538	1,072,687
Accounts payable	(333,486)	598,083
Accrued expenses and other current liabilities	923,460	781,016
Operating lease liabilities, current	—	(94,941)
Net cash used in operating activities	(11,001,077)	(11,142,185)

Cash flows from investing activities:
Net cash provided by investing activities	—	—

Cash flows from financing activities:
Fees paid in connection with the reverse stock split fractional shares	(5)	—
Proceeds from the sale of future royalties	—	60,000,000
Net cash (used in) provided by financing activities	(5)	60,000,000
Net (decrease) increase in cash, cash equivalents and restricted cash	(11,001,082)	48,857,815

Cash, cash equivalents and restricted cash
Beginning of period	60,855,080	25,456,952
End of period	$49,853,998	$74,314,767
Reconciliation of the Condensed Consolidated Statements of Cash Flows to the Condensed Consolidated Balance Sheets
Cash and cash equivalents	$49,753,998	$74,214,767
Restricted cash	100,000	100,000
Total cash, cash equivalents and restricted cash	$49,853,998	$74,314,767

See accompanying notes to condensed consolidated financial statements.

MINERVA NEUROSCIENCES, INC.

Notes to Condensed Consolidated Financial Statements

As of June 30, 2022 and for the Six Months Ended June 30, 2022 and 2021

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

Liquidity

The accompanying interim condensed consolidated financial statements have been prepared as though the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has limited capital resources and has incurred recurring operating losses and negative cash flows from operations since inception. As of June 30, 2022, the Company had an accumulated deficit of approximately $353.2 million and net cash used in operating activities was approximately $11.0 million during the six months ended June 30, 2022. Management expects to continue to incur operating losses and negative cash flows from operations in the future. The Company has financed its operations to date from proceeds from the sale of common stock, warrants, loans, convertible promissory notes, collaboration agreements and royalty sales.

As of June 30, 2022, the Company had cash, cash equivalents, and restricted cash of $49.9 million. The Company believes that its existing cash, cash equivalents, and restricted cash will be sufficient to meet its cash commitments for at least the next 12 months after the date that the interim condensed consolidated financial statements are issued. The process of drug development can be costly and the timing and outcomes of clinical trials is uncertain. The assumptions upon which the Company has based its estimates are routinely evaluated and may be subject to change. The actual amount of the Company’s expenditures will vary depending upon a number of factors including but not limited to the design, timing and duration of future clinical trials, the progress of the Company’s research and development programs, the infrastructure to support a commercial enterprise, the cost of a commercial product launch, and the level of financial resources available. The Company has the ability to adjust its operating plan spending levels based on the timing of future clinical trials, which will be predicated upon adequate funding to complete the trials.

The Company will need to raise additional capital in order to continue to fund operations and fully fund any potential later stage clinical development programs. The Company believes that it will be able to obtain additional working capital through equity financings or other arrangements to fund future operations; however, there can be no assurance that such additional financing, if available, can be obtained on terms acceptable to the Company. Further, as disclosed in Item 1A, Risk Factors, equity as reported in our Annual Report on Form 10-K for the year ended December 31, 2021 does not satisfy the Nasdaq Global Market continued listing requirement of $10 million as set forth in Nasdaq Stock Market Rule 5450(b)(1). If we fail to evidence compliance upon filing of our Quarterly Report on Form 10-Q for the period ending September 30, 2022, our common stock may be subject to delisting, which could impact our ability to complete additional equity financings on terms acceptable to the Company. If the Company is unable to obtain such additional financing, future operations would need to be scaled back or discontinued.

Significant Risks and Uncertainties

COVID-19 Pandemic

The Company’s business could be adversely affected by the effects of the ongoing COVID-19 pandemic. Beginning in late 2019 and continuing into 2022, the outbreak of COVID-19 has resulted in the declaration of a global pandemic and adversely affected economic activity across virtually all sectors and industries on a local, national, and global scale. While global vaccination efforts are underway and certain jurisdictions, including Massachusetts, have reopened businesses and governmental agencies, we are unable to accurately predict the full impact that COVID-19 will have due to numerous uncertainties, including the duration of the outbreak, the result of vaccination efforts, resurgence of the virus, actions that may be taken by governmental authorities, the impact on our business including our clinical programs and timelines, and the impact to the business of our service providers and partners.

While the COVID-19 pandemic has not had a material adverse impact on the Company’s operations to date, this disruption, if sustained or recurrent, together with rising interest rates, could have a material adverse effect on the Company’s operating results, its ability to raise capital needed to develop and commercialize products and the Company’s overall financial condition. In addition, a recession or market correction resulting from the spread of the coronavirus could materially affect the value of the Company’s common stock. The impact of the COVID-19 pandemic may also exacerbate other risks discussed in this Quarterly Report on Form 10-Q. Refer to Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q for a complete description of the material risks that the Company currently faces.

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim reporting and the requirements of the Securities and Exchange Commission (“SEC”) in accordance with Regulation S-X, Rule 8-03. Under those rules, certain notes and financial information that are normally required for annual financial statements can be condensed or omitted. In the opinion of the Company’s management, the accompanying financial statements contain all adjustments (consisting of items of a normal and recurring nature) necessary to present fairly the financial position as of June 30, 2022, the results of operations for the three and six months ended June 30, 2022 and 2021 and cash flows for the six months ended June 30, 2022 and 2021. The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the full year. The consolidated balance sheet as of December 31, 2021 was derived from the audited annual financial statements. The accompanying unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 1, 2022.

Reverse Stock Split

On June 17, 2022, the Company filed a Certificate of Amendment to its Amended and Restated Certificate of Incorporation (the “Amendment”) with the Secretary of State of the State of Delaware to effect a one-for-eight (1-for-8) reverse stock split of its outstanding common stock. The Amendment became effective at 5:00 p.m. Eastern Time on June 17, 2022. A series of alternate amendments to effect a reverse stock split was approved by the Company’s stockholders at the Company’s 2022 Annual Meeting of Stockholders held on June 10, 2022, and the specific one-for-eight (1-for-8) reverse stock split was subsequently approved by the Company’s board of directors on June 10, 2022.

The Amendment provided that, at the effective time of the Amendment, every eight (8) shares of the Company’s issued and outstanding common stock automatically combined into one issued and outstanding share of common stock, without any change in par value per share. The reverse stock split affected all shares of the Company’s common stock outstanding immediately prior to the effective time of the Amendment. As a result of the reverse stock split, proportionate adjustments were made to the per share exercise price and/or the number of shares issuable upon the exercise or vesting of all stock options, restricted stock units and restricted stock awards issued by the Company and outstanding immediately prior to the effective time of the Amendment, which resulted in a proportionate decrease in the number of shares of the Company’s common stock reserved for issuance upon exercise or vesting of such stock options, restricted stock units and restricted stock awards, and, in the case of stock options, a proportionate increase in the exercise price of all such stock options. In addition, the number of shares reserved for issuance under the Company’s equity compensation plans immediately prior to the effective time of the Amendment was reduced proportionately. The reverse stock split did not affect the number of shares of common stock authorized for issuance under the Company’s Amended and Restated Certificate of Incorporation, which remained at 125,000,000 shares.

No fractional shares were issued as a result of the reverse stock split. Stockholders of record who would otherwise have been entitled to receive a fractional share received a cash payment in lieu thereof. The reverse stock split affected all stockholders proportionately and did not affect any stockholder’s percentage ownership of the Company’s common stock (except to the extent that the reverse stock split results in any stockholder owning only a fractional share). As a result of the reverse stock split, the number of the Company’s outstanding shares of common stock as of June 17, 2022 decreased from 42,721,566 (pre-split) shares to 5,340,193 (post-split) shares.

All share and per share amounts in the accompanying financial statements, related footnotes, and management's discussion and analysis have been adjusted retroactively to reflect the reverse stock split as if it had occurred at the beginning of the earliest period presented. The Company’s common stock began trading on The Nasdaq Global Market on a split-adjusted basis when the market opened on June 21, 2022.

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

Restricted cash

Cash accounts with any type of restriction are classified as restricted. The Company maintained restricted cash balances as collateral for corporate credit cards in the amount of $0.1 million at each of June 30, 2022 and December 31, 2021.

Recent accounting pronouncements

From time to time, new accounting pronouncements are issued by the FASB and are adopted by the Company as of the specified effective date. The Company believes that the impact of recently issued, but not yet adopted, accounting pronouncements will not have a material impact on the condensed consolidated financial statements or do not apply to the Company.

NOTE 3 — ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following:

	June 30, 2022	December 31, 2021
Research and development costs and other accrued expenses	$876,058	$902,803
Accrued bonus	762,135	—
Professional fees	185,285	62,936
Vacation pay	65,721	—
Total	$1,889,199	$965,739

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net loss	$(8,717,714)	$(10,589,163)	$(18,482,143)	$(19,393,896)
Weighted average shares of common stock outstanding	5,340,196	5,340,196	5,340,196	5,340,196
Net loss per share of common stock – basic and diluted	$(1.63)	$(1.98)	$(3.46)	$(3.63)

The following securities outstanding at June 30, 2022 and 2021 have been excluded from the calculation of weighted average shares outstanding as their effect on the calculation of loss per share is antidilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Common stock options	467,429	1,215,594	467,429	1,215,594
Performance-based restricted stock units	456,422	—	456,422	—
Common stock warrants	5,099	5,099	5,099	5,099

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

On January 19, 2021, the Company entered into an agreement with Royalty Pharma under which Royalty Pharma acquired the Company’s royalty interest in seltorexant for an upfront payment of $60 million and up to an additional $95 million in potential milestone payments. These milestone payments are contingent upon the achievement of certain clinical, regulatory and commercial milestones for seltorexant by Janssen or any other party in the event that Janssen sells seltorexant. Under the terms of the agreement, the Company has significant continuing involvement as Royalty Pharma has recourse against the Company relating to the payments due from Janssen. As such, the Company applied the debt recognition guidance under ASC 470, Debt, and recorded the upfront payment of $60 million as a liability related to the sale of future royalties (“Royalty Obligation”), which will be amortized under the interest method over the estimated life of the agreement. Under the terms of the agreement, all payments from Royalty Pharma to the Company, including the initial upfront payment of $60 million as well as amortized interest expense and potential milestone payments, are not repayable to Royalty Pharma in the event that Janssen discontinues the clinical development of seltorexant or ceases to pursue its commercialization at a future date for any reason. In addition, in accordance with ASC 470, Debt, the Company will account for any royalties received in the future as non-cash royalty revenue.

As royalties are remitted from Janssen to Royalty Pharma, the balance of the Royalty Obligation will be effectively repaid over the life of the co-development and license agreement (the “Agreement”) with Janssen. In order to determine the amortization of the Royalty Obligation, the Company is required to estimate the total amount of future royalty payments to Royalty Pharma over the life of the Agreement. In addition to the $60 million upfront payment, up to an additional $95 million in potential milestone payments will also be recorded as a liability related to the sale of future royalties and amortized as interest expense over the estimated remaining life of the agreement. At execution, the Company’s estimate of this total interest expense resulted in an effective annual interest rate of approximately 10.5%. As of June 30, 2022, the Company estimated the effective annual interest rate to be approximately 10.7%. This estimate contains significant assumptions, which are considered Level 3 fair value inputs, regarding the timing and amount of expected royalty and milestone payments that impact the interest expense that will be recognized over the royalty period. The Company will periodically assess the estimated royalty payments to Royalty Payments from Janssen and to the extent the amount or timing of such payments is materially different than the original estimates, an adjustment will be recorded prospectively to increase or decrease interest expense. There are a number of factors that could materially affect the amount and timing of royalty payments to Royalty Pharma from Janssen, and correspondingly, the amount of interest expense recorded by the Company, most of which are not within the Company’s control. Such factors include, but are not limited to, delays or discontinuation of development of seltorexant, regulatory approval, changing standards of care, the introduction of competing products, manufacturing or other delays, generic competition, intellectual property matters, adverse events that result in governmental health authority imposed restrictions on the use of the drug products, significant changes in foreign exchange rates as the royalties remitted to Royalty Pharma are made in U.S. dollars (“USD”) while the underlying sales of seltorexant will be made in currencies other than USD, the ongoing COVID-19 pandemic, and other events or circumstances that are not currently foreseen. Changes to any of these factors could result in increases or decreases to both royalty revenues and interest expense.

The following table shows the activity of the Royalty Obligation since the transaction inception through June 30, 2022:

June 30, 2022
Upfront payment from the sale of future royalties	$60,000,000
Non-cash interest expense associated with the sale of future royalties	9,932,614
Liability related to the sale of future royalties	$69,932,614

NOTE 6 — STOCKHOLDERS’ EQUITY

At-the-Market Equity Offering Program

On August 10, 2018, the Company entered into the Sales Agreement with Jefferies pursuant to which the Company may offer and sell, from time to time, through Jefferies, up to $50.0 million in shares of the Company's common stock, by any method permitted by law deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended. During the year ended December 31, 2020, the Company issued and sold 422,701 shares of the Company's common stock under the Sales Agreement. The shares were sold at an average price of $29.69 per share for aggregate net proceeds to the Company of approximately $12.1 million, after deducting sales commissions and offering costs payable by the Company. During the six months ended June 30, 2022, no shares of our common stock were issued or sold under the Sales Agreement.

Term Loan Warrants

In connection with the Company’s former Loan and Security Agreement with Oxford Finance LLC and Silicon Valley Bank (the “Lenders”), which provided for term loans to the Company in an aggregate principal amount of up to $15 million in two tranches on January 15, 2016, the Company issued the Lenders warrants to purchase 5,099 shares of common stock at a per share exercise price of $44.13. The warrants were immediately exercisable upon issuance, and other than in connection with certain mergers or acquisitions, will expire on the ten-year anniversary of the date of issuance. The fair value of the warrants was estimated at $0.2 million using a Black-Scholes model and assuming: (i) expected volatility of 100.8%, (ii) risk free interest rate of 1.83%, (iii) an expected life of 10 years and (iv) no dividend payments. The fair value of the warrants was included as a discount to the term loans drawn at such time and also as a component of additional paid-in capital and were amortized to interest expense over the term of the loan. Although the term loans were repaid in August 2018, all related warrants were outstanding and exercisable as of June 30, 2022.

NOTE 7 — STOCK AWARD PLAN AND STOCK-BASED COMPENSATION

In December 2013, the Company adopted the 2013 Equity Incentive Plan (as subsequently amended and restated, the “Plan”), which provides for the issuance of options, stock appreciation rights, stock awards and stock units.

Option Exchange Program

On June 11, 2021, the Company’s stockholders, upon recommendation of the board of directors of the Company, approved a one-time stock option exchange program (the “Exchange Program”) for certain employee option holders (including its named executive officers) (the “Eligible Participants”) who remained employed by the Company through the completion of the Exchange Program. The Exchange Program permitted Eligible Participants to surrender stock options issued and outstanding under the Plan granted before July 1, 2020, with a per-share exercise price of $35.76 or greater (the “Eligible Options”), in exchange for a grant of performance-based restricted stock units (“PRSUs”) that will settle in shares of the Company’s common stock upon vesting. 50% of the new PRSUs will vest upon the U.S. Food and Drug Administration’s (“FDA”) acceptance of a new drug application for roluperidone, provided that such acceptance is not “over protest” and occurs within three years after the grant date. The remaining new PRSUs will vest upon roluperidone receiving FDA marketing approval provided that such approval occurs within five years after the grant date.

On July 6, 2021, the Company filed with the SEC a Tender Offer Statement on Schedule TO disclosing the terms and conditions of the Exchange Program. The Exchange Program closed on August 3, 2021. On August 6, 2021, options to purchase 953,980 shares of the Company’s common stock were exchanged for 476,640 PRSUs. Options surrendered in the Exchange Program were cancelled and shares subject to the cancelled options again became available for issuance under the Plan.

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

Stock Option Awards

Stock option activity for employees and non-employees for the six months ended June 30, 2022 is as follows:

	Shares Issuable Pursuant to Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Terms (years)	Total Intrinsic Value (in thousands)
Outstanding January 1, 2022	264,929	$34.10	7.9	$—

Granted	202,500	$6.11
Exercised	—	$—
Forfeited	—	$—
Outstanding June 30, 2022	467,429	$21.97	8.4	$—
Exercisable June 30, 2022	160,249	$41.98	6.6	$—
Available for future grant	352,166

The weighted average grant-date fair value of stock options outstanding on June 30, 2022 was $14.94 per share. Total unrecognized compensation costs related to non-vested stock options at June 30, 2022 were approximately $1.8 million and are expected to be recognized within future operating results over a weighted-average period of 2.1 years. The total intrinsic value of the options exercised during the six months ended June 30, 2022 and 2021 was zero.

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

The Company uses the Black-Scholes model to estimate the fair value of stock options granted. For stock options granted during the six months ended June 30, 2022 and 2021, the Company utilized the following assumptions:

	Six Months Ended
	June 30, 2022	June 30, 2021
Expected term (years)	5.50-6.25	5.50
Risk free interest rate	1.96%-3.25%	0.86%
Volatility	76%-97%	75%
Dividend yield	0%	0%
Weighted average grant date fair value per share of common stock	$4.78	$14.64

Performance-Based Restricted Stock Units

On August 6, 2021, the Company granted 476,640 PRSUs through the Exchange Program. The Exchange Program was treated as a Type II modification (Probable-to improbable) under ASC 718. The total PRSUs outstanding at June 30, 2022 was 456,422. The Company will recognize the unrecognized grant-date fair value of the pre-modification stock options as well as any incremental non-cash compensation cost of the PRSUs granted in the Exchange Program, if the vesting conditions of the PRSUs are achieved or if they become probable. The Company is using the pre-modification stock options for determining the compensation cost related to the PRSUs as the vesting conditions remain uncertain for the new PRSUs. The total unrecognized compensation costs related to non-vested stock options at June 30, 2022 were approximately $2.2 million and are expected to be recognized within future operating results over a weighted-average period of 1.1 years. As of June 30, 2022, no PRSUs have vested and 20,218 have been cancelled.

The following table presents stock-based compensation expense included in the Company’s consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Research and development	$514,806	$641,373	$1,015,979	$1,285,549
General and administrative	556,799	742,687	1,108,282	1,614,575
Total	$1,071,605	$1,384,060	$2,124,261	$2,900,124

NOTE 8 — COMMITMENTS AND CONTINGENCIES

Legal Proceedings

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

NOTE 9 — LEASES

Operating leases

On May 5, 2021, the Company entered into an office lease agreement with BP Reservoir Place to lease approximately 5,923 rentable square feet of office space located at 1601 Trapelo Road, Waltham, MA 02451. The term of the lease agreement began on August 1, 2021 and expired on July 31, 2022, with an annual rate of $239,881.50 payable in equal monthly installments. The Company has elected to not recognize the lease agreement on the balance sheet as the term of the agreement is 12 months or less. The total operating lease costs during the six months ended June 30, 2022 were $119,941.

Future minimum lease payments under the Company’s non-cancelable operating lease as of June 30, 2022 were as follows:

Six Months Ended
Future Operating Lease Payments	June 30, 2022
2022	$19,990
Thereafter	—
Total operating lease liabilities at June 30, 2022	$19,990

On May 26, 2022, the Company entered into an office lease agreement with Regus to lease office space located at 1500 District Avenue Burlington, MA 01803. The term of the lease agreement began on July 15, 2022 and will expire on January 31, 2023, with a monthly rate of $7,533.00. The Company has elected to not recognize the lease agreement on the balance sheet as the term of the agreement is 12 months or less. The total operating lease costs during the six months ended June 30, 2022 were $0.

Future minimum lease payments under the Company’s non-cancelable operating lease as of June 30, 2022 were as follows:

Six Months Ended
Future Operating Lease Payments	June 30, 2022
2022	$41,796
2023	7,533
Thereafter	—
Total operating lease liabilities at June 30, 2022	$49,329

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

Clinical and Regulatory Updates

On April 7, 2022 we announced the results from the Type C meeting held on March 2, 2022 with the U.S. Food and Drug Administration’s (“FDA”) Division of Psychiatry (the “Division”) of the Office of Neuroscience regarding roluperidone’s use as a monotherapy for negative symptoms in patients with schizophrenia.

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
•
the proposed use of post hoc analyses for the primary endpoint results of the Phase 3 study. The Division added that even with the exclusion of one trial site that we believe to be subject to potential data integrity issues, the overall study remains negative. For the Phase 3 study to be positive, where the truncated Hochberg procedure was used to control the overall Type I error, both roluperidone doses must be statistically significant versus placebo, which was not the case for the 32 mg dose. We confirmed in post-meeting follow-up that the exclusion of one site had been prespecified in the SAP submitted to the Division in May 2020 before the unblinding of the double-blind data. Excluding the trial site with data integrity issues resulted in a nominal p-value of 0.044 on the primary endpoint for the 64 mg dose. In the Phase 2b study, the 64 mg and the 32 mg doses of roluperidone achieved statistical significance versus placebo.

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

The Division pointed out that prescribers are likely to use roluperidone in a way that differs significantly from the intended monotherapy use, noting that at this time, there are no data to show that roluperidone does not interfere with the safety or efficacy of antipsychotic medications. We stated that we believe that findings from the completed Phase 2b (MIN101-C03) and Phase 3 (MIN101-C07) studies, (in which roluperidone was administered in monotherapy without concomitant use of antipsychotic medications), demonstrate continued stability of positive symptoms in patients over time. We stated that the relapse rate in these trials was less than 15% of the treated population compared to relapse rates of more than 25% in other trials in which patients were treated with antipsychotics. Following the meeting, we submitted additional data to the Division from the Phase 2b and Phase 3 studies demonstrating that roluperidone does not interfere with the efficacy of antipsychotics in patients who suffered from relapse and withdrew from the studies.

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

Foreign Exchange Gains (Losses). Foreign exchange gains (losses) are comprised primarily of gains and losses on foreign currency transactions primarily related to research and development expenses. We incur certain expenses, primarily in Euros, and record these expenses in United States Dollars at the time the liability is incurred. Changes in the applicable foreign currency rate between the date that an expense is recorded and the payment date is recorded as a foreign currency gain or loss.

Investment Income. Investment income consists of income earned on our cash equivalents and marketable securities.

Non-cash interest expense for the sale of future royalties. Non-cash interest expense for the sale of future royalties consists of the non-cash interest expense associated with the Royalty Pharma agreement.

Results of Operations

Comparison of Three Months Ended June 30, 2022 versus June 30, 2021

Research and Development Expenses

Research and development expenses were $4.1 million and $5.5 million for the three months ended June 30, 2022 and 2021, respectively, a decrease of approximately $1.4 million. The decrease in research and development expenses was primarily due to lower costs for the Phase 3 clinical trial of roluperidone as a result of the completion of the 40-Week Open-Label Extension in May 2021. Non-cash stock compensation expense included in research and development expenses was $0.5 million and $0.6 million for the three months ended June 30, 2022 and 2021, respectively.

General and Administrative Expenses

General and administrative expenses were $2.8 million and $3.4 million for the three months ended June 30, 2022 and 2021, respectively, a decrease of approximately $0.6 million. The decrease in general and administrative expenses was primarily due to lower staffing related expenses, non-cash stock compensation expense, and lower legal and insurance costs. Non-cash stock compensation expense included in general and administrative expenses was $0.6 million and $0.7 million for the three months ended June 30, 2022 and 2021, respectively.

Foreign Exchange Gains (Losses)

Foreign exchange gains were $1,600 and foreign exchange losses were $19,000 for the three months ended June 30, 2022 and 2021, respectively, an increase of $20,600. The increase in foreign exchange gains was primarily due to positive currency movements.

Investment Income

Investment income was $72,000 and $5,000 for the three months ended June 30, 2022 and 2021, respectively, an increase of $67,000 primarily due to higher interest rates.

Non-cash interest expense for the sale of future royalties

Non-cash interest expense for the sale of future royalties was $1.8 million and $1.6 million for the three months ended June 30, 2022 and 2021, respectively, an increase of $0.2 million. The increase was primarily due to the higher effective interest rate during 2022 and the increase in the carrying value of the liability related to the sale of future royalties for seltorexant to Royalty Pharma in accordance with ASC 470, Debt.

Comparison of Six Months Ended June 30, 2022 versus June 30, 2021

Research and Development Expenses

Research and development expenses were $9.1 million and $8.8 million for the six months ended June 30, 2022 and 2021, respectively, an increase of approximately $0.3 million. The increase in research and development expenses was primarily due to lower costs for the Phase 3 clinical trial of roluperidone as a result of the completion of the 40-Week Open-Label Extension in May 2021, offset by higher consulting fees related to the NDA support activities. Non-cash stock compensation expense included in research and development expenses was $1.0 million and $1.3 million for the six months ended June 30, 2022 and 2021, respectively.

General and Administrative Expenses

General and administrative expenses were $5.9 million and $7.7 million for the six months ended June 30, 2022 and 2021, respectively, a decrease of approximately $1.8 million. The decrease in general and administrative expenses was primarily due to lower staffing related expenses, non-cash stock compensation expense, and lower legal and insurance costs. Non-cash stock compensation expense included in general and administrative expenses was $1.1 million and $1.6 million for the six months ended June 30, 2022 and 2021, respectively.

Foreign Exchange Losses

Foreign exchange losses were $2,000 and $24,000 for the six months ended June 30, 2022 and 2021, respectively, a decrease of $22,000. The decrease in foreign exchange losses was primarily due to positive currency movements.

Investment Income

Investment income was $80,000 and $9,000 for the six months ended June 30, 2022 and 2021, respectively, an increase of $71,000. The increase was primarily due to higher interest rates.

Non-cash interest expense for the sale of future royalties

Non-cash interest expense for the sale of future royalties was $3.6 million and $2.9 million for the six months ended June 30, 2022 and 2021, respectively, an increase of $0.7 million. The increase was primarily due to the higher effective interest rate during 2022 and the increase in the carrying value of the liability related to the sale of future royalties for seltorexant to Royalty Pharma in accordance with ASC 470, Debt.

Liquidity and Capital Resources

Sources of Liquidity

As of June 30, 2022, we had an accumulated deficit of approximately $353.2 million. We anticipate that we will continue to incur net losses for the foreseeable future as we continue the development and potential commercialization of our product candidates and to support our operations as a public company. At June 30, 2022, we had approximately $49.9 million in cash, cash equivalents, and restricted cash. In January 2021 Royalty Pharma acquired our royalty interest in seltorexant for an upfront payment of $60 million and up to an additional $95 million in potential milestone payments. The potential future milestone payments to us will be contingent on the achievement of certain clinical, regulatory and commercialization milestones for seltorexant by Janssen. Seltorexant is currently in Phase 3 development for the treatment of MDD with insomnia symptoms by Janssen. We believe that our existing cash, cash equivalents and restricted cash will be sufficient to meet our cash commitments for at least the next 12 months after the date that the financial statements are issued. Our material cash requirements primarily relate to expenditures for the continued development of roluperidone and NDA preparation activities.

Sources of Funds

At-the-Market Equity Offering Program

In August 2018 we entered into the Sales Agreement with Jefferies LLC pursuant to which we may offer and sell, from time to time, through Jefferies, up to $50.0 million in shares of our common stock, by any method permitted by law deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended. During the year ended December 31, 2020, we issued and sold 422,701 shares of our common stock under the Sales Agreement. The shares were sold at an average price of $29.69 per share for aggregate net proceeds to us of approximately $12.1 million, after deducting sales commissions and offering costs payable by us. During the six months ended June 30, 2022, no shares of our common stock were issued or sold under the Sales Agreement.

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

Cash Flows

The tables below set forth our significant sources and uses of cash for the periods.

	Six Months Ended June 30,
	2022	2021
	(dollars in millions)
Net cash (used in) provided by:
Operating activities	$(11.0)	$(11.1)
Investing activities	—	—
Financing activities	—	60.0
Net (decrease) increase in cash	$(11.0)	$48.9

Net Cash Used in Operating Activities

Net cash used in operating activities of approximately $11.0 million during the six months ended June 30, 2022 was primarily due our net loss of $18.5 million and a $0.3 million decrease in accounts payable, partially offset by non-cash interest expense for the sale of future royalties of $3.6 million, stock-based compensation expense of $2.1 million, a $1.2 million decrease in prepaid expense, and an increase in accrued expenses of $0.9 million.

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

Net Cash Provided by Investing Activities

Net cash provided by investing activities was zero during the six months ended June 30, 2022 and 2021.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was zero during the six months ended June 30, 2022.

Net cash provided by financing activities of $60 million during the six months ended June 30, 2021 was due to the proceeds from the sale of future royalties of $60 million.

Reverse Stock Split

On June 17, 2022, we filed a Certificate of Amendment to our Amended and Restated Certificate of Incorporation (the “Amendment”) with the Secretary of State of the State of Delaware to effect a one-for-eight (1-for-8) reverse stock split of our outstanding common stock. The Amendment became effective at 5:00 p.m. Eastern Time on June 17, 2022. A series of alternate amendments to effect a reverse stock split was approved by our stockholders at our 2022 Annual Meeting of Stockholders held on June 10, 2022, and the specific one-for-eight (1-for-8) reverse stock split was subsequently approved by our board of directors on June 10, 2022.

The Amendment provided that, at the effective time of the Amendment, every eight (8) shares of our issued and outstanding common stock automatically combined into one issued and outstanding share of common stock, without any change in par value per share. The reverse stock split affected all shares of our common stock outstanding immediately prior to the effective time of the Amendment. As a result of the reverse stock split, proportionate adjustments were made to the per share exercise price and/or the number of shares issuable upon the exercise or vesting of all stock options, restricted stock units and restricted stock awards issued by us and outstanding immediately prior to the effective time of the Amendment, which resulted in a proportionate decrease in the number of shares of our common stock reserved for issuance upon exercise or vesting of such stock options, restricted stock units and restricted stock awards, and, in the case of stock options, a proportionate increase in the exercise price of all such stock options. In addition, the number of shares reserved for issuance under our equity compensation plans immediately prior to the effective time of the Amendment was reduced proportionately. The reverse stock split did not affect the number of shares of common stock authorized for issuance under our Amended and Restated Certificate of Incorporation, which remained at 125,000,000 shares.

No fractional shares were issued as a result of the reverse stock split. Stockholders of record who would otherwise have been entitled to receive a fractional share received a cash payment in lieu thereof. The reverse stock split affected all stockholders proportionately and did not affect any stockholder’s percentage ownership of our common stock (except to the extent that the reverse stock split results in any stockholder owning only a fractional share). As a result of the reverse stock split, the number of our outstanding shares of common stock as of June 17, 2022 decreased from 42,721,566 (pre-split) shares to 5,340,193 (post-split) shares.

All share and per share amounts in the accompanying financial statements, related footnotes, and management's discussion and analysis have been adjusted retroactively to reflect the reverse stock split as if it had occurred at the beginning of the earliest period presented. Our common stock began trading on The Nasdaq Global Market on a split-adjusted basis when the market opened on June 21, 2022.

Critical Accounting Policies and Estimates

In our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, our most critical accounting policies and estimates upon which our financial status depends were identified as those relating to research and development costs; in-process research and development; goodwill; income taxes; and the liability related to the sale of future royalties. We reviewed our policies and determined that those policies were our most critical accounting policies for the six months ended June 30, 2022.

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

Our management, with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2022. Based on the evaluation of our disclosure controls and procedures as of June 30, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

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

As of June 30, 2022, we had an accumulated deficit of $353.2 million.

We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our product candidates. If any of our product candidates fail in clinical trials or do not gain regulatory approval, or if any of our product candidates, if approved, fail to achieve market acceptance, we may never generate revenue or become profitable. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. We may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenues. Our prior losses and expected future losses have had and will continue to have an adverse effect on our stockholders’ (deficit) equity and working capital.

We will require additional capital to finance our operations, which may not be available to us on acceptable terms, or at all. As a result, we may not complete the development and commercialization of our product candidates or develop new product candidates.

Our operations and the historic operations of Sonkei and Mind-NRG have consumed substantial amounts of cash since inception. As of June 30, 2022, we had cash, cash equivalents, and restricted cash of $49.9 million. We believe that our existing cash, cash equivalents, and restricted cash will be sufficient to meet our cash commitments for at least the next 12 months after the date that our interim condensed financial statements are issued. The process of drug development can be costly and the timing and outcomes of clinical trials is uncertain. The assumptions upon which we have based our estimates are routinely evaluated and may be subject to change. The actual amount of our expenditures will vary depending upon a number of factors including but not limited to the design, timing and duration of future clinical trials, the progress of our research and development programs, the infrastructure to support a commercial enterprise, the cost of a commercial product launch and the level of financial resources available.

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

We are subject to risks and uncertainties as a result of the ongoing COVID-19 pandemic, and could be subject to risks from further health pandemics or epidemics, as well as uncertainty regarding returning to work.

Our business could be adversely affected by the effects of health pandemics or epidemics, including the ongoing COVID-19 pandemic. Beginning in late 2019 and continuing into 2022, the outbreak of COVID-19 has resulted in the declaration of a global pandemic and adversely affected economic activity across virtually all sectors and industries on a local, national, and global scale. While global vaccination efforts are underway and certain jurisdictions, including Massachusetts, where our headquarters are located, have reopened businesses and governmental agencies, we are unable to accurately predict the full impact that COVID-19 will have due to numerous uncertainties, including the duration of the outbreak, the result of vaccination efforts, resurgence of the virus including any new variants, actions that may be taken by governmental authorities, the impact on our business including our clinical programs and timelines, and the impact to the business of our service providers and partners. The magnitude of the negative effects of COVID-19 will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course, and our ability to respond with minimal disruptions to the evolving restrictions, reopenings, and any future curtailment. These and similar, and perhaps more severe, disruptions in our operations in response to the ongoing COVID-19 pandemic and any future health pandemics or epidemics could negatively impact our business, operating results and financial condition.

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

Furthermore, the COVID-19 pandemic has caused a broad negative impact globally on capital markets and economies worldwide, which could have a negative impact on us economically. While the potential economic impact brought by, and the duration of, the COVID-19 pandemic, may be difficult to assess or predict, it is currently resulting in significant disruption of global financial markets. This disruption, if sustained or recurrent, together with rising interest rates, could have a material adverse effect on our operating results, our ability to raise capital needed to develop and commercialize products and our overall financial condition. In addition, a recession or market correction resulting from the spread of the coronavirus could materially affect the value of our common stock.

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

In the ordinary course of business, we collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share (collectively, processing) personal data and other sensitive data, including proprietary and confidential business data, trade secrets, intellectual property, data we collect about trial participants in connection with clinical trials, sensitive third-party data, and employee data. Our data processing activities may subject us to numerous data privacy and security obligations, such as various laws, regulations, guidance, industry standards, external and internal privacy and security policies, contractual requirements, and other obligations relating to data privacy and security.

In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, and consumer protection laws (e.g. Section 5 of the Federal Trade Commission Act). For example, the federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH”), imposes specific requirements relating to the privacy, security, and transmission of individually identifiable health information. In addition, the California Consumer Privacy Act of 2018 (“CCPA”) requires businesses to provide specific disclosures in privacy notices and honor requests of California residents to exercise certain privacy rights. The CCPA provides for civil penalties of up to $7,500 per violation and allows private litigants affected by certain data breaches to recover significant statutory damages. Although the CCPA exempts some data processed in the context of clinical trials, the CCPA may increase compliance costs and potential liability with respect to other personal data maintained about California residents. In addition, the California Privacy Rights Act of 2020 (“CPRA”), effective January 1, 2023, will expand the CCPA’s requirements and establish a new regulatory agency to implement and enforce the law. Other states, such as Virginia, Colorado and Utah, have also passed comprehensive privacy laws, and similar laws are being considered in several other states. These developments may further complicate compliance efforts, and may increase legal risk and compliance costs for us, the third parties upon whom we rely. In addition, data privacy and security laws have been proposed at the federal, state, and local levels in recent years, which could further complicate compliance efforts.

Outside the United States, an increasing number of laws, regulations, and industry standards may apply to data privacy and security. For example, the European Union’s General Data Protection Regulation (“EU GDPR”), and the United Kingdom’s GDPR (“UK GDPR”) impose strict requirements for processing personal data, and violators of these laws face significant penalties. For example, under the EU GDPR, government regulators may impose temporary or definitive bans on data processing, as well as fines of up to 20 million euros or 4% of annual global revenue, whichever is greater; or private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests.

Certain jurisdictions, such as the EU, Switzerland and the UK, have enacted cross-border personal data transfer laws regulating personal data flows to third countries. In addition to personal data transfer restrictions, other countries (such as Russia and China) have adopted or proposed laws prohibiting certain businesses from transferring data outside those countries, which may increase the cost and complexity of doing business or require us not to conduct business in certain countries. Existing mechanisms that facilitate cross-border personal data transfers may change or be invalidated and may pose additional compliance burdens. For example, absent appropriate safeguards or other circumstances, the EU GDPR generally restricts the transfer of personal data to countries outside of the European Economic Area (“EEA”) that the European Commission does not consider to provide an adequate level of data privacy and security, such as the United States. The European Commission released a set of “Standard Contractual Clauses” (“SCCs”) that are designed to be a valid mechanism to facilitate personal data transfers out of the EEA to these jurisdictions. Currently, these SCCs are a valid mechanism to transfer personal data outside of the EEA. Additionally, the SCCs impose additional compliance burdens, such as conducting transfer impact assessments to determine whether additional security measures are necessary to protect the at-issue personal data. If we cannot implement a valid personal data transfer mechanism, we may face increased exposure to regulatory actions, substantial fines, and injunctions against processing or transferring personal data, as well as other adverse consequences. In particular we may be unable to import personal data to the United States, which could significantly and negatively impact our business operations, including by limiting our ability to conduct clinical trial activities in Europe and elsewhere; limiting our ability to collaborate with parties that are subject to such cross-border data transfer or localization laws; or requiring us to increase our personal data processing capabilities and infrastructure in foreign countries at significant expense.

In addition to data privacy and security laws, we may be contractually subject to data privacy and security obligations, including industry standards adopted by industry groups and may become subject to new data privacy and security obligations in the future. For example, certain privacy laws require our customers to impose specific contractual restrictions on their service providers.

Obligations related to data privacy and security are quickly changing, becoming increasingly stringent and, creating regulatory uncertainty. Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or conflict among jurisdictions. Preparing for and complying with these obligations requires us to devote significant resources. These obligations may necessitate changes to our information technologies, systems, and practices and to those of any third parties that process personal data on our behalf.

We may at times fail (or be perceived to have failed in our efforts to comply with our data privacy and security obligations). Moreover, despite our efforts, our personnel or third parties upon whom we rely may fail to comply with such obligations, which could negatively impact our business operations and compliance posture. For example, any failure by a third-party processor to comply with applicable law, regulations, or contractual obligations could result in adverse effects, including proceedings against us by governmental entities or others.

If we or the third parties on which we rely fail, or are perceived to have failed, to address or comply with applicable data privacy and security obligations, we could face significant consequences, including but not limited to: government enforcement actions (e.g., investigations, fines, penalties, audits, inspections, and similar); litigation (including class-action claims); additional reporting requirements and/or oversight; bans on processing personal data; orders to destroy or not use personal data; and imprisonment of company officials. Any of these events could have a material adverse effect on our reputation, business, or financial condition, including but not limited to: loss of customers; interruptions or stoppages in our business operations (including, as relevant, clinical trials); inability to process personal data or to operate in certain jurisdictions; limited ability to develop or commercialize our products; expenditure of time and resources to defend any claim or inquiry; adverse publicity; or revision or restructuring of our operations.

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

In the ordinary course of our business, we or the third parties upon which we rely, may process proprietary, confidential, and sensitive data, including personal data (such as health-related data), intellectual property, and trade secrets (collectively, sensitive information). We may rely upon third-party service providers and technologies to operate critical business systems to process sensitive information in a variety of contexts, including, without limitation, third-party providers of cloud-based infrastructure, encryption and authentication technology, employee email, content delivery to customers, and other functions. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. We may share or receive sensitive information with or from third parties.

Cyberattacks, malicious internet-based activity, online and offline fraud, and other similar activities threaten the confidentiality, integrity, and availability of our sensitive information and information technology systems, and those of the third parties upon which we rely. Such threats are prevalent continue to rise, are increasingly difficult to detect, and come from a variety of sources, including traditional computer “hackers,” threat actors, “hacktivists,” organized criminal threat actors, personnel (such as through theft or misuse), sophisticated nation states, and nation-state-supported actors. Some actors now engage and are expected to continue to engage in cyber-attacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we and the third parties upon which we rely may be vulnerable to a heightened risk of these attacks, including retaliatory cyber-attacks, that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our goods and services. We and the third parties upon which we rely may be subject to a variety of evolving threats, including but not limited to social-engineering attacks (including through phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks (such as credential stuffing), personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, earthquakes, fires, floods, and other similar threats.

In particular, ransomware attacks, including by organized criminal threat actors, nation-states, and nation-state-supported actors, are becoming increasingly prevalent and severe and can lead to significant interruptions in our operations, loss of data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. Similarly, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties and infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our information technology systems or the third-party information technology systems that support us and our services. Future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. The COVID-19 pandemic and our remote workforce also poses increased risks to our information technology systems and data, as more of our employees work from home, utilizing network connections outside our premises.

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

On January 12, 2022, we received a deficiency letter from Nasdaq notifying us that, for the previous 30 consecutive business days, the closing bid price of our shares of common stock has not been maintained at the minimum required closing bid price of at least $1.00 per share, as required for continued listing on the Nasdaq Global Market. In accordance with the listing rules of Nasdaq, we have been given 180 calendar days, or until July 11, 2022, to regain compliance with the minimum bid price requirement. On June 17, 2022, we implemented a one-for-eight (1-for-8) reverse stock split of our outstanding commons stock in an effort to regain compliance with Nasdaq’s minimum bid price requirement of $1.00 per share. On July 6, 2022, we received a letter from Nasdaq notifying us that the closing bid price of our common stock has been at $1.00 per share or greater for the last 10 consecutive business days and we had regained compliance with Nasdaq Stock Market Rule 5450(a)(1) and this matter is now closed.

On March 8, 2022, we received a second deficiency letter from Nasdaq that our stockholders’ equity as reported in our Annual Report on Form 10-K for the year ended December 31, 2021 does not satisfy the Nasdaq Global Market continued listing requirement of $10 million as set forth in Nasdaq Stock Market Rule 5450(b)(1). We had 45 calendar days from the date of this letter to submit to Nasdaq a plan to regain compliance with such requirement. Nasdaq later extended the deadline for such submission, and we subsequently submitted our plans to regain compliance on May 2, 2022, May 24, 2022 and May 25, 2022. On June 3, 2022, we received a letter from Nasdaq notifying us that it has determined to grant us an extension until September 5, 2022 to regain compliance with Nasdaq Stock Market Rule 5450(b)(1). If we fail to evidence compliance upon filing of our Quarterly Report on Form 10-Q for the period ending September 30, 2022, our common stock may be subject to delisting, at which time, we will then consider actions appropriate to the circumstances, including applicable appeals to a Nasdaq Hearings Panel.

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

3.3

Certificate of Amendment to Amended and Restated Certificate of Incorporation of Minerva Neurosciences, Inc., effective June 17, 2022 (incorporated by reference to Exhibit 3.1 to the Registration’s current report on Form 8-K (File No. 001-36517) filed with the SEC on June 17, 2022).

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

Date: August 9, 2022