Form 10-Q
period 2022-09-30
Minerva Neurosciences, Inc.
filed 2022-11-09
CIK 1598646

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission File No. 001-36517

Minerva Neurosciences, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	26-0784194
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1500 District Avenue Burlington, MA	01803
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (617) 600-7373

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	NERV	The Nasdaq Capital Market

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

The number of shares of Registrant’s Common Stock, $0.0001 par value per share, outstanding as of November 4, 2022 was 5,340,193.

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

PART I – Financial Information

Item 1 – Financial Statements

MINERVA NEUROSCIENCES, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
	2022	2021
Assets
Current assets
Cash and cash equivalents	$40,220,008	$60,755,080
Restricted cash	100,000	100,000
Refundable regulatory fee	3,117,218	—
Prepaid expenses and other current assets	1,403,532	1,346,359
Total current assets	44,840,758	62,201,439

Capitalized software, net	48,952	51,080
Goodwill	14,869,399	14,869,399
Total assets	$59,759,109	$77,121,918

Liabilities and Stockholders’ (Deficit) Equity
Current liabilities
Accounts payable	$532,888	$1,853,215
Accrued expenses and other current liabilities	1,663,971	965,739
Total current liabilities	2,196,859	2,818,954
Liability related to the sale of future royalties	71,808,096	66,327,321
Total liabilities	74,004,955	69,146,275
Commitments and contingencies (Note 8)

Stockholders’ (deficit) equity
Preferred stock; $0.0001 par value; 100,000,000 shares authorized; none issued or outstanding as of September 30, 2022 and December 31, 2021, respectively	—	—
Common stock; $0.0001 par value; 125,000,000 shares authorized; 5,340,193 and 5,340,196 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	534	534
Additional paid-in capital	345,837,638	342,676,508
Accumulated deficit	(360,084,018)	(334,701,399)
Total stockholders’ (deficit) equity	(14,245,846)	7,975,643
Total liabilities and stockholders’ (deficit) equity	$59,759,109	$77,121,918

See accompanying notes to condensed consolidated financial statements

MINERVA NEUROSCIENCES, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Expenses
Research and development	$2,367,364	$4,512,853	$11,459,205	$13,292,488
General and administrative	2,839,784	3,004,765	8,702,390	10,695,944
Total expenses	5,207,148	7,517,618	20,161,595	23,988,432
Loss from operations	(5,207,148)	(7,517,618)	(20,161,595)	(23,988,432)

Foreign exchange gains (losses)	2,063	(4,855)	(135)	(28,708)
Investment income	180,091	4,156	259,886	12,822
Non-cash interest expense for the sale of future royalties	(1,875,482)	(1,687,090)	(5,480,775)	(4,594,985)
Net loss	$(6,900,476)	$(9,205,407)	$(25,382,619)	$(28,599,303)

Net loss per share, basic and diluted	$(1.29)	$(1.72)	$(4.75)	$(5.36)
Weighted average shares outstanding, basic and diluted	5,340,193	5,340,196	5,340,195	5,340,196

See accompanying notes to condensed consolidated financial statements.

MINERVA NEUROSCIENCES, INC.

Condensed Consolidated Statements of Stockholders’ (Deficit) Equity

(Unaudited)

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-In Capital	Deficit	Total
Balances at January 1, 2021	5,340,196	$534	$337,457,514	$(284,795,447)	$52,662,601
Stock-based compensation	—	—	1,516,064	—	1,516,064
Net loss	—	—	—	(8,804,733)	(8,804,733)
Balances at March 31, 2021	5,340,196	$534	$338,973,578	$(293,600,180)	$45,373,932
Stock-based compensation	—	—	1,384,060	—	1,384,060
Net loss	—	—	—	(10,589,163)	(10,589,163)
Balances at June 30, 2021	5,340,196	$534	$340,357,638	$(304,189,343)	$36,168,829
Stock-based compensation	—	—	1,114,526	—	1,114,526
Net loss	—	—	—	(9,205,407)	(9,205,407)
Balances at September 30, 2021	5,340,196	$534	$341,472,164	$(313,394,750)	$28,077,948

Balances at January 1, 2022	5,340,196	$534	$342,676,508	$(334,701,399)	$7,975,643
Stock-based compensation	—	—	1,052,656	—	1,052,656
Net loss	—	—	—	(9,764,429)	(9,764,429)
Balances at March 31, 2022	5,340,196	$534	$343,729,164	$(344,465,828)	$(736,130)
Stock-based compensation	—	—	1,071,605	—	1,071,605
Adjustments due to the rounding impact from the reverse stock split for fractional shares	(3)	—	(5)	—	(5)
Net loss	—	—	—	(8,717,714)	(8,717,714)
Balances at June 30, 2022	5,340,193	$534	$344,800,764	$(353,183,542)	$(8,382,244)
Stock-based compensation	—	—	1,036,874	—	1,036,874
Net loss	—	—	—	(6,900,476)	(6,900,476)
Balances at September 30, 2022	5,340,193	$534	$345,837,638	$(360,084,018)	$(14,245,846)

See accompanying notes to condensed consolidated financial statements.

MINERVA NEUROSCIENCES, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(25,382,619)	$(28,599,303)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of right-of-use assets	—	101,786
Amortization of capitalized software	2,128	—
Stock-based compensation expense	3,161,135	4,014,650
Non-cash interest expense associated with the sale of future royalties	5,480,775	4,594,985
Changes in operating assets and liabilities
Refundable regulatory fee	(3,117,218)	—
Prepaid expenses and other current assets	(57,173)	232,813
Capitalized software	—	(51,080)
Other noncurrent assets	—	14,808
Accounts payable	(1,320,327)	204,895
Accrued expenses and other current liabilities	698,232	(171,158)
Operating lease liabilities, current	—	(111,229)
Net cash used in operating activities	(20,535,067)	(19,768,833)

Cash flows from investing activities:
Net cash provided by investing activities	—	—

Cash flows from financing activities:
Fees paid in connection with the reverse stock split fractional shares	(5)	—
Proceeds from the sale of future royalties	—	60,000,000
Net cash (used in) provided by financing activities	(5)	60,000,000
Net (decrease) increase in cash, cash equivalents and restricted cash	(20,535,072)	40,231,167

Cash, cash equivalents and restricted cash
Beginning of period	60,855,080	25,456,952
End of period	$40,320,008	$65,688,119
Reconciliation of the Condensed Consolidated Statements of Cash Flows to the Condensed Consolidated Balance Sheets
Cash and cash equivalents	$40,220,008	$65,588,119
Restricted cash	100,000	100,000
Total cash, cash equivalents and restricted cash	$40,320,008	$65,688,119

See accompanying notes to condensed consolidated financial statements.

MINERVA NEUROSCIENCES, INC.

Notes to Condensed Consolidated Financial Statements

As of September 30, 2022 and for the Nine Months Ended September 30, 2022 and 2021

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

Liquidity

The accompanying interim condensed consolidated financial statements have been prepared as though the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has limited capital resources and has incurred recurring operating losses and negative cash flows from operations since inception. As of September 30, 2022, the Company had an accumulated deficit of approximately $360.1 million and net cash used in operating activities was approximately $20.5 million during the nine months ended September 30, 2022. Management expects to continue to incur operating losses and negative cash flows from operations in the future. The Company has financed its operations to date from proceeds from the sale of common stock, warrants, loans, convertible promissory notes, collaboration agreements and royalty sales.

As of September 30, 2022, the Company had cash, cash equivalents, and restricted cash of $40.3 million. The Company believes that its existing cash, cash equivalents, and restricted cash will be sufficient to meet its cash commitments for at least the next 12 months after the date that the interim condensed consolidated financial statements are issued. The process of drug development can be costly and the timing and outcomes of clinical trials is uncertain. The assumptions upon which the Company has based its estimates are routinely evaluated and may be subject to change. The actual amount of the Company’s expenditures will vary depending upon a number of factors including but not limited to the design, timing and duration of future clinical trials, the progress of the Company’s research and development programs, the infrastructure to support a commercial enterprise, the cost of a commercial product launch, and the level of financial resources available. The Company has the ability to adjust its operating plan spending levels based on the timing of future clinical trials, which will be predicated upon adequate funding to complete the trials.

The Company will need to raise additional capital in order to continue to fund operations and fully fund any potential later stage clinical development programs. The Company believes that it will be able to obtain additional working capital through equity financings or other arrangements to fund future operations; however, there can be no assurance that such additional financing, if available, can be obtained on terms acceptable to the Company. Further, if the Company does not satisfy The Nasdaq Capital Market continued listing requirements, its common stock may be subject to delisting, which could impact the Company’s ability to complete additional equity financings on terms acceptable to the Company. If the Company is unable to obtain such additional financing, future operations would need to be scaled back or discontinued.

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

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim reporting and the requirements of the Securities and Exchange Commission (“SEC”) in accordance with Regulation S-X, Rule 8-03. Under those rules, certain notes and financial information that are normally required for annual financial statements can be condensed or omitted. In the opinion of the Company’s management, the accompanying financial statements contain all adjustments (consisting of items of a normal and recurring nature) necessary to present fairly the financial position as of September 30, 2022, the results of operations for the three and nine months ended September 30, 2022 and 2021 and cash flows for the nine months ended September 30, 2022 and 2021. The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the full year. The consolidated balance sheet as of December 31, 2021 was derived from the audited annual financial statements. The accompanying unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 1, 2022.

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

All share and per share amounts in the accompanying financial statements, related footnotes, and management’s discussion and analysis have been adjusted retroactively to reflect the reverse stock split as if it had occurred at the beginning of the earliest period presented. The Company’s common stock began trading on The Nasdaq Global Market on a split-adjusted basis when the market opened on June 21, 2022. Effective September 12, 2022, the Company transferred the listing of its common stock from The Nasdaq Global Market to The Nasdaq Capital Market.

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

Restricted cash

Cash accounts with any type of restriction are classified as restricted. The Company maintained restricted cash balances as collateral for corporate credit cards in the amount of $0.1 million at each of September 30, 2022 and December 31, 2021.

Refundable regulatory fee

On August 12, 2022, the Company paid $3,117,218 to the U.S. Food and Drug Administration (“FDA”) for the New Drug Application (“NDA”) user fee related to roluperidone. The Company met the conditions of the Federal Food, Drug, and Cosmetic Act, as amended, for the small business waiver of the user fees and its request for a waiver of an application user fee was granted by the FDA on November 2, 2022.

Recent accounting pronouncements

From time to time, new accounting pronouncements are issued by the FASB and are adopted by the Company as of the specified effective date. The Company believes that the impact of recently issued, but not yet adopted, accounting pronouncements will not have a material impact on the condensed consolidated financial statements or do not apply to the Company.

NOTE 3 — ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following:

	September 30, 2022	December 31, 2021
Research and development costs and other accrued expenses	$116,338	$902,803
Accrued bonus	1,143,199	—
Professional fees	338,129	62,936
Vacation pay	66,305	—
Total	$1,663,971	$965,739

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net loss	$(6,900,476)	$(9,205,407)	$(25,382,619)	$(28,599,303)
Weighted average shares of common stock outstanding	5,340,193	5,340,196	5,340,195	5,340,196
Net loss per share of common stock – basic and diluted	$(1.29)	$(1.72)	$(4.75)	$(5.36)

The following securities outstanding at September 30, 2022 and 2021 have been excluded from the calculation of weighted average shares outstanding as their effect on the calculation of loss per share is antidilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Common stock options	467,429	224,308	467,429	224,308
Performance-based restricted stock units	456,422	456,422	456,422	456,422
Common stock warrants	5,099	5,099	5,099	5,099

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

As royalties are remitted from Janssen to Royalty Pharma, the balance of the Royalty Obligation will be effectively repaid over the life of the co-development and license agreement (the “Agreement”) with Janssen. In order to determine the amortization of the Royalty Obligation, the Company is required to estimate the total amount of future royalty payments to Royalty Pharma over the life of the Agreement. In addition to the $60 million upfront payment, up to an additional $95 million in potential milestone payments will also be recorded as a liability related to the sale of future royalties and amortized as interest expense over the estimated remaining life of the agreement. At execution, the Company’s estimate of this total interest expense resulted in an effective annual interest rate of approximately 10.5%. As of September 30, 2022, the Company estimated the effective annual interest rate to be approximately 10.7%. This estimate contains significant assumptions, which are considered Level 3 fair value inputs, regarding the timing and amount of expected royalty and milestone payments that impact the interest expense that will be recognized over the royalty period. The Company will periodically assess the estimated royalty payments to Royalty Payments from Janssen and to the extent the amount or timing of such payments is materially different than the original estimates, an adjustment will be recorded prospectively to increase or decrease interest expense. There are a number of factors that could materially affect the amount and timing of royalty payments to Royalty Pharma from Janssen, and correspondingly, the amount of interest expense recorded by the Company, most of which are not within the Company’s control. Such factors include, but are not limited to, delays or discontinuation of development of seltorexant, regulatory approval, changing standards of care, the introduction of competing products, manufacturing or other delays, generic competition, intellectual property matters, adverse events that result in governmental health authority imposed restrictions on the use of the drug products, significant changes in foreign exchange rates as the royalties remitted to Royalty Pharma are made in U.S. dollars (“USD”) while the underlying sales of seltorexant will be made in currencies other than USD, the ongoing COVID-19 pandemic, and other events or circumstances that are not currently foreseen. Changes to any of these factors could result in increases or decreases to both royalty revenues and interest expense.

The following table shows the activity of the Royalty Obligation since the transaction inception through September 30, 2022:

September 30, 2022
Upfront payment from the sale of future royalties	$60,000,000
Non-cash interest expense associated with the sale of future royalties	11,808,096
Liability related to the sale of future royalties	$71,808,096

NOTE 6 — STOCKHOLDERS’ EQUITY

At-the-Market Equity Offering Program

In September 2022, the Company entered into an Open Market Sale Agreement (the “Sales Agreement”) with Jefferies LLC (“Jefferies”) pursuant to which the Company may offer and sell, from time to time, through Jefferies shares of the Company's common stock, by any method permitted by law deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended. During the nine months ended September 30, 2022, no shares of the Company’s common stock were issued or sold under the Sales Agreement. As of September 30, 2022, an aggregate of $22.6 million was eligible for sale pursuant to the Sales Agreement under the Company’s effective registration statement on Form S-3 (File No. 333-267424).

The Company’s previous sales agreement with Jefferies entered into in August 2018 terminated pursuant to its terms in August 2021.

Term Loan Warrants

In connection with the Company’s former Loan and Security Agreement with Oxford Finance LLC and Silicon Valley Bank (the “Lenders”), which provided for term loans to the Company in an aggregate principal amount of up to $15 million in two tranches on January 15, 2016, the Company issued the Lenders warrants to purchase 5,099 shares of common stock at a per share exercise price of $44.13. The warrants were immediately exercisable upon issuance, and other than in connection with certain mergers or acquisitions, will expire on the ten-year anniversary of the date of issuance. The fair value of the warrants was estimated at $0.2 million using a Black-Scholes model and assuming: (i) expected volatility of 100.8%, (ii) risk free interest rate of 1.83%, (iii) an expected life of 10 years and (iv) no dividend payments. The fair value of the warrants was included as a discount to the term loans drawn at such time and also as a component of additional paid-in capital and were amortized to interest expense over the term of the loan. Although the term loans were repaid in August 2018, all related warrants were outstanding and exercisable as of September 30, 2022.

NOTE 7 — STOCK AWARD PLAN AND STOCK-BASED COMPENSATION

In December 2013, the Company adopted the 2013 Equity Incentive Plan (as subsequently amended and restated, the “Plan”), which provides for the issuance of options, stock appreciation rights, stock awards and stock units.

Option Exchange Program

On June 11, 2021, the Company’s stockholders, upon recommendation of the board of directors of the Company, approved a one-time stock option exchange program (the “Exchange Program”) for certain employee option holders (including its named executive officers) (the “Eligible Participants”) who remained employed by the Company through the completion of the Exchange Program. The Exchange Program permitted Eligible Participants to surrender stock options issued and outstanding under the Plan granted before July 1, 2020, with a per-share exercise price of $35.76 or greater (the “Eligible Options”), in exchange for a grant of performance-based restricted stock units (“PRSUs”) that will settle in shares of the Company’s common stock upon vesting. 50% of the new PRSUs will vest upon the FDA acceptance of a new drug application for roluperidone, provided that such acceptance is not “over protest” and occurs within three years after the grant date. The remaining new PRSUs will vest upon roluperidone receiving FDA marketing approval provided that such approval occurs within five years after the grant date.

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

Stock Option Awards

Stock option activity for employees and non-employees for the nine months ended September 30, 2022 is as follows:

	Shares Issuable Pursuant to Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Terms (years)	Total Intrinsic Value (in thousands)
Outstanding January 1, 2022	264,929	$34.10	7.9	$—

Granted	202,500	$6.11
Exercised	—
Forfeited	—
Outstanding September 30, 2022	467,429	$21.97	8.1	$632
Exercisable September 30, 2022	174,471	$39.42	6.6	$22
Available for future grant	352,166

The weighted average grant-date fair value of stock options outstanding on September 30, 2022 was $14.94 per share. Total unrecognized compensation costs related to non-vested stock options at September 30, 2022 were approximately $1.4 million and are expected to be recognized within future operating results over a weighted-average period of 2.2 years. The total intrinsic value of the options exercised during the nine months ended September 30, 2022 and 2021 was zero.

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

The Company uses the Black-Scholes model to estimate the fair value of stock options granted. For stock options granted during the nine months ended September 30, 2022 and 2021, the Company utilized the following assumptions:

	Nine Months Ended
	September 30, 2022	September 30, 2021
Expected term (years)	5.50 - 6.25	5.50
Risk free interest rate	1.96% - 3.25%	0.86%
Volatility	76% - 97%	75%
Dividend yield	0%	0%
Weighted average grant date fair value per share of common stock	$4.78	$14.64

Performance-Based Restricted Stock Units

On August 6, 2021, the Company granted 476,640 PRSUs through the Exchange Program. The Exchange Program was treated as a Type II modification (Probable-to improbable) under ASC 718. The total PRSUs outstanding at September 30, 2022 was 456,422. The Company will recognize the unrecognized grant-date fair value of the pre-modification stock options as well as any incremental non-cash compensation cost of the PRSUs granted in the Exchange Program, if the vesting conditions of the PRSUs are achieved or if they become probable. The Company is using the pre-modification stock options for determining the compensation cost related to the PRSUs as the vesting conditions remain uncertain for the new PRSUs. The total unrecognized compensation costs related to non-vested stock options at September 30, 2022 were approximately $1.6 million and are expected to be recognized within future operating results over a weighted-average period of 1.0 year. As of September 30, 2022, no PRSUs have vested and 20,218 have been cancelled.

The following table presents stock-based compensation expense included in the Company’s consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Research and development	$518,920	$541,332	$1,534,899	$1,826,881
General and administrative	517,954	573,194	1,626,236	2,187,769
Total	$1,036,874	$1,114,526	$3,161,135	$4,014,650

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

NOTE 9 — LEASES

Operating leases

On May 5, 2021, the Company entered into an office lease agreement with BP Reservoir Place to lease approximately 5,923 rentable square feet of office space located at 1601 Trapelo Road, Waltham, MA 02451. The term of the lease agreement began on August 1, 2021 and expired on July 31, 2022, with an annual rate of $239,881.50 payable in equal monthly installments. The Company has elected to not recognize the lease agreement on the balance sheet as the term of the agreement is 12 months or less. The total operating lease costs during the nine months ended September 30, 2022 were $139,931.

On May 26, 2022, the Company entered into an office lease agreement with Regus to lease office space located at 1500 District Avenue, Burlington, MA 01803. The term of the lease agreement began on July 15, 2022 and will expire on January 31, 2023, with a monthly rate of $7,533. The Company has elected to not recognize the lease agreement on the balance sheet as the term of the agreement is 12 months or less. The total operating lease costs during the nine months ended September 30, 2022 were $19,197.

Future minimum lease payments under the Company’s non-cancelable operating lease as of September 30, 2022 were as follows:

Nine Months Ended
Future Operating Lease Payments	September 30, 2022
2022	$22,599
2023	7,533
Thereafter	—
Total operating lease liabilities at September 30, 2022	$30,132

NOTE 10 — SUBSEQUENT EVENTS

Operating leases

On October 11, 2022, the Company entered into an office lease agreement with Regus to lease office space located at 1500 District Avenue, Burlington, MA 01803. The term of the lease agreement will begin on February 1, 2023 and will be month-to-month, with a monthly rate of $8,290.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with our condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our annual audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the Securities and Exchange Commission on March 1, 2022. This discussion and analysis contains forward-looking statements that involve significant risks and uncertainties. Our actual results, performance or experience could differ materially from what is indicated by any forward-looking statement due to various important factors, risks and uncertainties, including, but not limited to, those set forth under “Risk Factors” included elsewhere in this Quarterly Report on Form 10-Q. Such factors may be amplified by the potential impact on our business of the global economic slowdown, the overall disruption of global healthcare systems and the other risks and uncertainties associated with the COVID-19 pandemic.

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

Clinical and Regulatory Updates

On October 17, 2022, we announced that we received a Refusal to File (“RTF”) letter from the U.S. Food and Drug Administration (“FDA”) regarding our New Drug Application (“NDA”) for roluperidone for the treatment of negative symptoms in patients with schizophrenia. The FDA indicated that we may request a Type A meeting to discuss the content of the RTF letter. We have requested a Type A meeting with the FDA and anticipate it to occur before the end of 2022.

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

Results of Operations

Comparison of Three Months Ended September 30, 2022 versus September 30, 2021

Research and Development Expenses

Research and development expenses were $2.4 million and $4.5 million for the three months ended September 30, 2022 and 2021, respectively, a decrease of approximately $2.1 million. The decrease in research and development expenses was primarily due to lower costs for the Phase 3 clinical trial of roluperidone due to the completion of the 40-week open-label extension in 2021, partially offset by higher consulting fees in support of the NDA submission in August 2022. Non-cash stock compensation expense included in research and development expenses was $0.5 million for both the three months ended September 30, 2022 and 2021.

General and Administrative Expenses

General and administrative expenses were $2.8 million and $3.0 million for the three months ended September 30, 2022 and 2021, respectively, a decrease of approximately $0.2 million. The decrease in general and administrative expenses was primarily due to lower legal and insurance costs. Non-cash stock compensation expense included in general and administrative expenses was $0.5 million and $0.6 million for the three months ended September 30, 2022 and 2021, respectively.

Foreign Exchange Gains (Losses)

Foreign exchange gains were $2,000 and foreign exchange losses were $5,000 for the three months ended September 30, 2022 and 2021, respectively, an increase of $7,000. The increase in foreign exchange gains was primarily due to positive currency movements.

Investment Income

Investment income was $180,000 and $4,000 for the three months ended September 30, 2022 and 2021, respectively, an increase of $176,000 primarily due to higher interest rates.

Non-cash interest expense for the sale of future royalties

Non-cash interest expense for the sale of future royalties was $1.9 million and $1.7 million for the three months ended September 30, 2022 and 2021, respectively, an increase of $0.2 million. The increase was due to an increase in the carrying value of the liability related to the sale of future royalties for seltorexant to Royalty Pharma in accordance with ASC 470, Debt.

Comparison of Nine Months Ended September 30, 2022 versus September 30, 2021

Research and Development Expenses

Research and development expenses were $11.5 million and $13.3 million for the nine months ended September 30, 2022 and 2021, respectively, a decrease of approximately $1.8 million. The decrease in research and development expenses was primarily due to lower costs for the Phase 3 clinical trial of roluperidone due to the completion of the 40-week open-label extension in 2021, partially offset by higher consulting fees in support of the NDA submission in August 2022. Non-cash stock compensation expense included in research and development expenses was $1.5 million and $1.8 million for the nine months ended September 30, 2022 and 2021, respectively.

General and Administrative Expenses

General and administrative expenses were $8.7 million and $10.7 million for the nine months ended September 30, 2022 and 2021, respectively, a decrease of approximately $2.0 million. The decrease in general and administrative expenses was primarily due to lower legal and insurance costs. Non-cash stock compensation expense included in general and administrative expenses was $1.6 million and $2.2 million for the nine months ended September 30, 2022 and 2021, respectively.

Foreign Exchange Losses

Foreign exchange losses were zero and $29,000 for the nine months ended September 30, 2022 and 2021, respectively, a decrease of $29,000. The decrease in foreign exchange losses was primarily due to positive currency movements.

Investment Income

Investment income was $260,000 and $13,000 for the nine months ended September 30, 2022 and 2021, respectively, an increase of $247,000. The increase was primarily due to higher interest rates.

Non-cash interest expense for the sale of future royalties

Non-cash interest expense for the sale of future royalties was $5.5 million and $4.6 million for the nine months ended September 30, 2022 and 2021, respectively, an increase of $0.9 million. The increase was due to a higher effective interest rate during 2022 and an increase in the carrying value of the liability related to the sale of future royalties for seltorexant to Royalty Pharma in accordance with ASC 470, Debt.

Liquidity and Capital Resources

Sources of Liquidity

As of September 30, 2022, we had an accumulated deficit of approximately $360.1 million. We anticipate that we will continue to incur net losses for the foreseeable future as we continue the development and potential commercialization of our product candidates and to support our operations as a public company. At September 30, 2022, we had approximately $40.3 million in cash, cash equivalents, and restricted cash. In January 2021, Royalty Pharma acquired our royalty interest in seltorexant for an upfront payment of $60 million and up to an additional $95 million in potential milestone payments. The potential future milestone payments to us will be contingent on the achievement of certain clinical, regulatory and commercialization milestones for seltorexant by Janssen. Seltorexant is currently in Phase 3 development for the treatment of MDD with insomnia symptoms by Janssen. We believe that our existing cash, cash equivalents and restricted cash will be sufficient to meet our cash commitments for at least the next 12 months after the date that the financial statements are issued. Our material cash requirements primarily relate to expenditures for the continued development of roluperidone and activities in support of the NDA submission.

Sources of Funds

At-the-Market Equity Offering Program

In September 2022, we entered into an Open Market Sale Agreement (the “Sales Agreement”) with Jefferies LLC (“Jefferies”) pursuant to which we may offer and sell, from time to time, through Jefferies shares of our common stock, by any method permitted by law deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended. During the nine months ended September 30, 2022, no shares of our common stock were issued or sold under the Sales Agreement. As of September 30, 2022, an aggregate of $22.6 million was eligible for sale pursuant to the Sales Agreement under our effective registration statement on Form S-3 (File No. 333-267424).

Our previous sales agreement with Jefferies entered into in August 2018 terminated pursuant to its terms in August 2021.

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

On January 19, 2021, we entered into an agreement under which Royalty Pharma acquired our royalty interest in seltorexant for an upfront payment of $60 million and up to an additional $95 million in potential milestone payments, contingent upon the achievement of certain clinical, regulatory and commercial milestones for seltorexant by Janssen.

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

Cash Flows

The tables below set forth our significant sources and uses of cash for the periods.

	Nine Months Ended September 30,
	2022	2021
	(dollars in millions)
Net cash (used in) provided by:
Operating activities	$(20.5)	$(19.8)
Investing activities	—	—
Financing activities	—	60.0
Net (decrease) increase in cash	$(20.5)	$40.2

Net Cash Used in Operating Activities

Net cash used in operating activities of approximately $20.5 million during the nine months ended September 30, 2022 was primarily due to our net loss of $25.4 million, a $3.1 million increase in refundable regulatory fees, a $1.3 million decrease in accounts payable, and a $0.1 million increase in prepaid expense, partially offset by non-cash interest expense for the sale of future royalties of $5.5 million, stock-based compensation expense of $3.2 million, and an increase in accrued expenses of $0.7 million.

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

Net Cash Provided by Investing Activities

Net cash provided by investing activities was zero during the nine months ended September 30, 2022 and 2021.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was zero during the nine months ended September 30, 2022.

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

All share and per share amounts in the accompanying financial statements, related footnotes, and management's discussion and analysis have been adjusted retroactively to reflect the reverse stock split as if it had occurred at the beginning of the earliest period presented. Our common stock began trading on The Nasdaq Global Market on a split-adjusted basis when the market opened on June 21, 2022. Effective September 12, 2022, we transferred the listing of our common stock from The Nasdaq Global Market to The Nasdaq Capital Market.

Critical Accounting Policies and Estimates

In our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, our most critical accounting policies and estimates upon which our financial status depends were identified as those relating to research and development costs; in-process research and development; goodwill; income taxes; and the liability related to the sale of future royalties. We reviewed our policies and determined that those policies were our most critical accounting policies for the nine months ended September 30, 2022.

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

Our management, with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2022. Based on the evaluation of our disclosure controls and procedures as of September 30, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

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

Item 1A. Risk Factors

We operate in a rapidly changing environment that involves a number of risks which could materially affect our business, financial condition or future results, some of which are beyond our control. In addition to the other information set forth in this Quarterly Report on Form 10-Q, the risks and uncertainties that we believe are most important for you to consider are discussed in Part I-Item 1A under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the Securities and Exchange Commission (“SEC”) on March 1, 2022. The risk factors set forth below are risk factors containing changes, which may be material, from the risk factors previously disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as filed with the SEC.

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

As of September 30, 2022, we had an accumulated deficit of $360.1 million.

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

Our operations and the historic operations of Sonkei and Mind-NRG have consumed substantial amounts of cash since inception. As of September 30, 2022, we had cash, cash equivalents, and restricted cash of $40.3 million. We believe that our existing cash, cash equivalents, and restricted cash will be sufficient to meet our cash commitments for at least the next 12 months after the date that our interim condensed financial statements are issued. The process of drug development can be costly and the timing and outcomes of clinical trials is uncertain. The assumptions upon which we have based our estimates are routinely evaluated and may be subject to change. The actual amount of our expenditures will vary depending upon a number of factors including but not limited to the design, timing and duration of future clinical trials, the progress of our research and development programs, the infrastructure to support a commercial enterprise, the cost of a commercial product launch and the level of financial resources available.

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

The extent of the impact of the COVID-19 pandemic on our business is uncertain and difficult to predict, as the pandemic continues to rapidly evolve. The ultimate impact of the COVID-19 pandemic or a similar health pandemic or epidemic is highly uncertain and subject to change. While we are experiencing limited financial impacts at this time, given the global economic slowdown, the overall disruption of global healthcare systems and the other risks and uncertainties associated with the COVID-19 pandemic, our business, financial condition, and results of operations could be materially adversely affected.

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

Our common stock may be delisted from The Nasdaq Capital Market which could negatively impact the price of our common stock, liquidity and our ability to access the capital markets.

Our common stock is currently listed on The Nasdaq Capital Market under the symbol “NERV.” The listing standards of The Nasdaq Capital Market provide that a company, in order to qualify for continued listing, must maintain a minimum stock price of $1.00 and satisfy standards relative to minimum stockholders’ equity, minimum market value of publicly held shares and various additional requirements. If The Nasdaq Stock Market LLC (“Nasdaq”) delists our securities from trading on its exchange for failure to meet the listing standards, we and our stockholders could face significant negative consequences including:

•
limited availability of market quotations for our securities;
•
a determination that the common stock is a “penny stock” which would require brokers trading in the common stock to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for shares of common stock;
•
a limited amount of analyst coverage, if any; and
•
a decreased ability to issue additional securities or obtain additional financing in the future.

Delisting from The Nasdaq Capital Market could also result in other negative consequences, including the potential loss of confidence by suppliers, customers and employees, the loss of institutional investor interest and fewer business development opportunities.

As previously reported, on January 12, 2022, we received a deficiency letter from Nasdaq notifying us that, for the previous 30 consecutive business days, the closing bid price of our shares of common stock had not been maintained at the minimum required closing bid price of at least $1.00 per share, as required for continued listing on The Nasdaq Global Market, where our securities were listed for trading at the time. In accordance with the listing rules of Nasdaq, we were given 180 calendar days, or until July 11, 2022, to regain compliance with the minimum bid price requirement. On June 17, 2022, we implemented a one-for-eight (1-for-8) reverse stock split of our outstanding commons stock in an effort to regain compliance with Nasdaq’s minimum bid price requirement of $1.00 per share. On July 6, 2022, we received a letter from Nasdaq notifying us that the closing bid price of our common stock had been at $1.00 per share or greater for the last 10 consecutive business days and we had regained compliance with Nasdaq Stock Market Rule 5450(a)(1) and this matter was closed.

On March 8, 2022, we received a second deficiency letter from Nasdaq that our stockholders’ equity as reported in our Annual Report on Form 10-K for the year ended December 31, 2021 did not satisfy The Nasdaq Global Market continued listing requirement of $10 million as set forth in Nasdaq Stock Market Rule 5450(b)(1). We had 45 calendar days from the date of this letter to submit to Nasdaq a plan to regain compliance with such requirement. Nasdaq later extended the deadline for such submission, and we subsequently submitted our plans to regain compliance on May 2, 2022, May 24, 2022 and May 25, 2022. On June 3, 2022, we received a letter from Nasdaq notifying us that it has determined to grant us an extension until September 5, 2022 to regain compliance with Nasdaq Stock Market Rule 5450(b)(1). In September 2022, we submitted an application to Nasdaq to transfer our common stock from The Nasdaq Global Market to The Nasdaq Capital Market, as allowed under Nasdaq Stock Market Rule 5810(c)(3)(A). Based on our meeting the listing requirements of The Nasdaq Capital Market, our application was approved by Nasdaq. Effective September 12, 2022, we transferred the listing of our common stock from The Nasdaq Global Market to The Nasdaq Capital Market.

Notwithstanding the reverse stock split and our compliance with The Nasdaq Capital Market requirements, there can be no assurance that we will be able maintain compliance and remain in compliance in the future. In particular, our share price may continue to decline for a number of reasons, including many that are beyond our control. See the risk factor captioned “The market price of our stock may be volatile, and you could lose all or part of your investment” described in our Annual Report on Form 10-K for the year ended December 31, 2021.

If we fail to comply with the continued listing standards of The Nasdaq Capital Market, we may seek to list our common stock on the NYSE American or on a regional stock exchange or, if one or more broker-dealer market makers comply with applicable requirements, the over-the-counter (“OTC”) market. Listing on such other market or exchange could reduce the liquidity of our common stock. If our common stock were to trade in the OTC market, an investor would find it more difficult to dispose of, or to obtain accurate quotations for the price of, the common stock. Delisting of the common stock could depress our stock price, substantially limit liquidity of our common stock and materially adversely affect our ability to raise capital on terms acceptable to us, or at all. Further, delisting of the common stock would likely result in the common stock becoming a “penny stock” under the Exchange Act.

“Penny stock” rules may make buying or selling our securities difficult which may make our stock less liquid and make it harder for investors to buy and sell our securities.

Trading in our securities is subject to the SEC’s “penny stock” rules and it is anticipated that trading in our securities will continue to be subject to the penny stock rules for the foreseeable future. The SEC has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. These rules require that any broker-dealer who recommends our securities to persons other than prior customers and accredited investors must, prior to the sale, make a special written suitability determination for the purchaser and receive the purchaser’s written agreement to execute the transaction. Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated with trading in the penny stock market. In addition, broker-dealers must disclose commissions payable to both the broker-dealer and the registered representative and current quotations for the securities they offer. The additional burdens imposed upon broker-dealers by these requirements may discourage broker-dealers from recommending transactions in our securities, which could severely limit the liquidity of our securities and consequently adversely affect the market price for our securities.

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

4.1

Open Market Sale Agreement, dated as of September 14, 2022, between the Registrant and Jefferies LLC (incorporated by reference to Exhibit 1.2 to the Registrant’s registration statement on Form S-3 (File No. 333-267424) filed with the SEC on September 14, 2022)

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

Date: November 9, 2022