Form 10-K
period 2022-12-31
Minerva Neurosciences, Inc.
filed 2023-03-08
CIK 1598646

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate value of the Company’s Common Stock held by non-affiliates of the Company was approximately $17.1 million as of June 30, 2022, when the last reported sales price was $3.31 per share.

The number of shares of Registrant’s Common Stock outstanding as of March 3, 2023 was 5,340,193.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement relating to the 2023 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A with the Securities and Exchange Commission are incorporated by reference into Part III of this Report. Such proxy statement will be filed with the Securities and Exchange Commission not later than 120 days following the end of the Registrant’s fiscal year ended December 31, 2022.

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

Summary of Risks Associated with Our Business

The summary of risks below provides an overview of the principal risks that we are exposed to in the normal course of our business activities. The below summary of risks is not exhaustive, and such summary should be considered in addition to the other risks described elsewhere in this report:

•
We have incurred significant losses since our inception. We expect to continue to incur losses over the next several years and may never achieve or maintain profitability;
•
We will require additional capital to finance our operations, which may not be available to us on acceptable terms, or at all. Failure to obtain this necessary capital when needed may force us to delay, limit or terminate our product development efforts or other operations;
•
Raising additional funds by issuing equity securities will cause dilution to existing stockholders. Raising additional funds through debt financings may involve restrictive covenants and raising funds through lending and licensing arrangements may restrict our operations or require us to relinquish proprietary rights;
•
Changes in estimates regarding fair value of intangible assets may result in an adverse impact on our results of operations;
•
We cannot give any assurance that any of our product candidates will receive regulatory approval in a timely manner or at all. The results of clinical trials conducted at sites outside the U.S. may not be accepted by the FDA and the results of clinical trials conducted at sites in the U.S. may not be accepted by comparable foreign regulatory authorities;
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
•
Even if we complete the necessary clinical trials, we cannot predict when or if we will obtain regulatory approval to commercialize a product candidate or the approval may be for a narrower indication than we expect. We have no experience in advancing product candidates beyond Phase 3 clinical trials, which makes it difficult to assess our ability to develop and commercialize our product candidates;
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
•
We face substantial competition, which may result in others discovering, developing or commercializing products before or more successfully than us;
•
Even if any of our drug candidates receives regulatory approval, it may fail to achieve the degree of market acceptance by physicians, patients, third-party payors and others in the medical community necessary for commercial success;
•
We currently have a limited marketing and sales organization. If we are unable to establish greater marketing and sales capabilities or enter into agreements with third parties to market and sell our product candidates, we may not be able to effectively market and sell our product candidates, if approved, or generate product revenues. Even if we commercialize any of our product candidates, these products may become subject to unfavorable pricing regulations, third-party reimbursement practices or healthcare reform initiatives, which could harm our business;
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
•
We are subject to stringent and evolving U.S. and foreign laws, regulations, rules, contractual obligations, policies and other obligations related to data privacy and security.
•
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
•
We have never paid dividends on our capital stock, and because we do not anticipate paying any cash dividends in the foreseeable future, capital appreciation, if any, of our common stock will be your sole source of gain on an investment in our common stock; and
•
Our common stock may be delisted from The Nasdaq Capital Market which could negatively impact the price of our common stock, liquidity and our ability to access capital markets, and “Penny Stock” rules may make buying or selling our securities difficult which may make our stock less liquid and make it harder for investors to buy and sell our securities.

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

We are developing roluperidone (f/k/a MIN-101) for the treatment of negative symptoms in patients with schizophrenia and have exclusive rights to develop and commercialize MIN-301 for the treatment of Parkinson’s disease. In addition, we previously co-developed seltorexant (f/k/a MIN-202 or JNJ-42847922) with Janssen Pharmaceutica NV, one of the Janssen Pharmaceutical Companies of Johnson & Johnson (“Janssen”), for the treatment of insomnia disorder and adjunctive treatment of Major Depressive Disorder (“MDD”). In June 2020, we exercised our right to opt out of our agreement with Janssen for the future Phase 3 development and commercialization of seltorexant. Under the terms of the opt-out agreement, we were entitled to collect royalties in the mid-single digits on potential future worldwide sales of seltorexant in certain indications, with no further financial obligations to Janssen. In January 2021, we sold our rights to these potential royalties to Royalty Pharma plc (“Royalty Pharma”) for a $60 million cash payment and up to an additional $95 million in potential milestone payments, subject to completion of Phase 3 trials by Janssen and regulatory approvals. Janssen is currently conducting two Phase 3 studies with seltorexant, a third Phase 3 study was discontinued during 2022.

In August 2022, we submitted a New Drug Application (“NDA”) with the U.S. Food and Drug Administration (the “FDA”) for our lead product candidate, roluperidone. The FDA subsequently notified us that they would not accept the file for review, issuing a refusal to file letter in October 2022. In December 2022, we announced that, following the Type A meeting held on November 30, 2022, the FDA confirmed that the refusal to file letter remains in effect with respect to our NDA for roluperidone. We anticipate further discussion with the FDA over the coming months regarding the status of the roluperidone NDA and development program.

We have not received regulatory approvals to commercialize any of our product candidates, and we have not generated any revenue from the sales or license of our product candidates. We routinely evaluate the status of our drug development programs as well as potential strategic options. We have incurred significant operating losses since inception and expect to continue to incur net losses and negative cash flows from operating activities for the foreseeable future in connection with the clinical and regulatory activities associated with advancing our product candidates. As of December 31, 2022 and 2021, we had an accumulated deficit of $366.8 million and $334.7 million, respectively. For the years ended December 31, 2022 and 2021, we recorded net losses of $32.1 million and $49.9 million, respectively.

We believe our product candidates have potential to improve the lives of a large number of affected patients and their families who are currently not well-served by available therapies. According to Datamonitor, an independent market research firm, in 2022 approximately 2.9 million people suffered from schizophrenia in the United States (“U.S.”), Japan, the United Kingdom (“UK”), and the four major European Union (“EU”) markets of France, Germany, Italy, and Spain. There is no approved treatment to address negative symptoms in patients with schizophrenia in the U.S., which is a significant driver of the cost burden of that disease. An estimated 69% of treated patients with schizophrenia have predominant/persistent negative symptoms. Negative symptoms also exist in other CNS diseases beyond schizophrenia, the existing treatments for which we believe are poorly addressed in a broad range of indications such as Alzheimer’s disease, Parkinson’s disease and depression.

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
•
Advance our lead product, roluperidone, which, if approved, will potentially be the first product approved to treat negative symptoms in patients with schizophrenia in the U.S. and, in the longer term as a potential treatment for other brain disorders in which negative symptoms represent a significant debilitating, unmet need;
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

Beyond schizophrenia, we believe roluperidone may potentially possess therapeutic utility in brain disorders where negative symptoms are a core feature of the disease associated with a range of poor clinical outcomes. These potential indications include apathy in dementia, for which we have filed an Investigational New Drug (“IND”) application, the majority of schizophrenia spectrum and other psychotic disorders, autism spectrum disorders, Alzheimer’s disease, Parkinson’s disease and depression.

Clinical and Regulatory Updates

NDA fee refund

In January 2023, we received a refund of our NDA filing fee of approximately $3.1 million from the FDA. This refund was made in accordance with the Federal Food Drug and Cosmetic Act, which allows a fee waiver for a small business submitting its first human drug application.

Refusal to File Letter and Type A Meeting (November 30, 2022)

On October 17, 2022, we announced that we received a refusal to file letter from the FDA for our NDA for roluperidone for the treatment of negative symptoms in schizophrenia. On December 28, 2022, we announced that, following the Type A meeting held on November 30, 2022, the FDA confirmed that the refusal to file letter remains in effect with respect to our NDA for roluperidone. We anticipate further discussion with the FDA over the coming months regarding the status of the roluperidone NDA and development program.

New Drug Application

On August 22, 2022, we announced that we submitted an NDA to the FDA for roluperidone for the treatment of negative symptoms in patients with schizophrenia. The NDA submission is supported by results from two late-stage, well-controlled studies in patients with moderate to severe negative symptoms and stable positive symptoms of schizophrenia, referred to as Study MIN-101C03 (the Phase 2b trial) and Study MIN-101C07 (the Phase 3 trial). Both studies were planned to constitute the bulk of evidence of roluperidone’s effectiveness for the indication of treating negative symptoms of schizophrenia. This plan relied on both studies having the same overall study design: both were multicenter, multinational, randomized, double-blind, placebo-controlled, parallel-group studies in which patients received either 32 mg or 64 mg doses of roluperidone. In both studies, if patients were taking antipsychotic treatments, they were discontinued and a washout period of two days was implemented before beginning the assigned study treatment. Both studies capture comparative placebo-controlled data through their 12-week double-blind period. Both studies also provide long-term exposure data regarding the safety and tolerability of roluperidone, as well as efficacy based on blinded doses of roluperidone, specifically intended to demonstrate the maintenance of improvement in negative symptoms and the low rate of worsening of positive symptoms following 24-week (Study MIN-101C03) and 40-week (Study MIN-101C07) Open Label (“OL”) periods. With the exception of the duration of the OL period, these two studies were nearly identical with respect to patient population and main assessment tools (namely, Positive and Negative Syndrome Scale (“PANSS”), Personal and Social Performance Scale (“PSP”), and Clinical Global Impression (“CGI”)). As such, the data from these studies are the basis for the decision to submit the application at this stage of development as we believe they provide data to support the long-term safety and efficacy in adults in an area of high unmet medical need.

We are seeking approval for the 64 mg dose of roluperidone, and results described hereafter are for the 64 mg dose only.

Results of Study MIN-101C03 supported the primary hypothesis that after 12 weeks of treatment, roluperidone is superior to placebo in reducing negative symptoms of schizophrenia. In the primary efficacy analysis, 64 mg roluperidone resulted in a statistically significant reduction of negative symptoms of schizophrenia as measured by PANSS Pentagonal Structured Model Negative score (“PSM”) (p ≤ 0.0036). A post hoc analysis of the change from Baseline to Week 12 in the PANSS Marder’s Negative Symptoms Factor Score (“NSFS”) also demonstrated a statistically significant difference for 64 mg roluperidone compared with placebo (p ≤ 0.001). Statistically significant improvements with 64 mg roluperidone compared with placebo after 12 weeks of the Double Blind (“DB”) period were also seen for multiple secondary/exploratory efficacy analyses. Further improvements in the NSFS were also seen during the 24-week OL period.

The superiority of roluperidone over placebo was also demonstrated in Study MIN-101C07. Although the primary analysis (intent-to-treat (“ITT”)) of change from Baseline in the NSFS to Week 12 for roluperidone compared to placebo marginally missed statistical significance (p ≤ 0.064), the results were quantitatively superior for 64 mg roluperidone treatment. Furthermore, the analysis of the modified intent-to-treat (“mITT”) population (mITT data set excludes data from one clinical site with implausible results for the 17 patients recruited at this site) demonstrated a nominal statistically significant improvement in the NSFS for 64 mg roluperidone compared to placebo (p ≤ 0.044). In addition, statistically significant improvements (unadjusted) in the NSFS from Baseline were seen as early as Weeks 4 and 8 for 64 mg roluperidone compared to placebo for both the ITT and the mITT populations. PSP Total score (key secondary endpoint measuring vocational and social skills) reached statistical significance for both ITT and mITT populations (p ≤ 0.022 and p ≤ 0.017, respectively). Further improvements in the NSFS and PSP Total score were also seen during the 40-week OL period.

Type C Meeting (March 2, 2022)

On April 7, 2022, we announced that we had received the official meeting minutes from the Type C meeting with the FDA held on March 2, 2022, in which the development of roluperidone for the treatment of negative symptoms in schizophrenia was discussed. Four main topics (listed below) were highlighted by the FDA for which they requested input and further clarification from us. The FDA, at that time, proposed to keep an open dialogue moving towards the NDA submission. Following the meeting, Minerva provided additional data to address:

1.
The potential impact of roluperidone administration on the efficacy and safety of antipsychotic drugs. More specifically, the psychiatric division (the “Division”) wanted reassurance that those patients administered roluperidone who manifest worsening of schizophrenia symptoms and in the opinion of the clinician/investigators need treatment with antipsychotics, do not experience a diminished benefit of the antipsychotic treatment or unexpected adverse effects.
2.
The comparability of US and non-US schizophrenia patients. More specifically, the Division wanted to be reassured that data collected in MIN-101C03 in non-US patients is applicable to US patients.
3.
Supporting statistical evidence of efficacy of roluperidone on negative symptoms.
4.
The ability of clinicians to identify patients who might benefit from roluperidone.

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

In September 2019 we entered into a long-term commercial supply agreement for roluperidone with Catalent, Inc. (“Catalent”), a leading global provider of advanced delivery technologies, development, and manufacturing solutions for drugs, biologics, gene therapies, and consumer health products. Under the terms of the agreement, Catalent manufactures and packages the finished dose form of roluperidone at its facility in Schorndorf, Germany. To date, Catalent has worked with us to enable the transfer from pilot to commercial-scale production. This has included analytical methods transfer and validation, process optimization, stability studies, and registration batch manufacturing, as well as packaging studies and the assessment of the influence of formulation factors on the product’s critical quality attributes as required by Quality by Design process.

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

Seltorexant (MIN-202)

Introduction of Seltorexant and the Royalty Pharma Arrangement

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

In June 2020 we exercised our right to opt out of our agreement with Janssen for the future Phase 3 development and commercialization of seltorexant. Under the terms of the opt-out agreement, we were entitled to collect royalties in the mid-single digits on potential future worldwide sales of seltorexant in certain indications, with no further financial obligations to Janssen. In January 2021 we sold our rights to these potential royalties to Royalty Pharma for a $60 million cash payment and up to an additional $95 million in potential milestone payments, subject to completion of Phase 3 trials by Janssen and regulatory approvals. Janssen is currently conducting two Phase 3 studies with seltorexant, a third Phase 3 study was discontinued during 2022.

Historical Clinical Developments

In October 2019 we announced top-line results from a Phase 2b clinical trial in which flexibly dosed seltorexant (20 mg or 40 mg) was compared to flexibly dosed quetiapine XR (150 mg or 300 mg) for adjunctive treatment of patients with MDD. There were 102 patients enrolled, each with MDD not responding adequately to SSRIs and SNRIs. The primary endpoint was all cause discontinuation of therapy over 6 months. Mood improvement, measured using the MADRS, and safety and tolerability were evaluated. The primary intent of this exploratory trial was to generate data to assist with the planning of Phase 3 studies; it was not powered to detect statistical significance. Quetiapine XR was used as a comparator, because it is the only medication approved for the adjunctive treatment of MDD in both the U.S. and the European Union.

In May 2019 we announced positive top-line results from a Phase 2b trial of seltorexant as adjunctive therapy to antidepressants in adult patients with MDD who have responded inadequately to antidepressant therapy, including selective serotonin reuptake inhibitors (“SSRIs”) and/or serotonin-norepinephrine reuptake inhibitors (“SNRIs”). We believe these results represent the first clinical observation in a large, late-stage study that a selective orexin molecule can achieve a positive effect as an adjunctive treatment in patients with MDD who have an inadequate response to SSRIs and SNRIs. We believe these findings, if confirmed in Phase 3 studies, may suggest a novel approach to treating MDD with an improved safety profile compared to existing therapies. Approximately 60%-70% of patients diagnosed and treated with first-line therapies, including SSRIs and/or SNRIs, do not experience adequate treatment response, and seltorexant potentially represents an opportunity to improve treatment response rates safely in most of these patients.

MIN-301

Introduction of MIN-301 and Strategic Development Deferral

As a result of our acquisition of Mind-NRG in February 2014, we have exclusive rights to develop and commercialize MIN-301, a soluble recombinant form of the Neuregulin-1b1 (“NRG-1b1”), protein, for the treatment of Parkinson’s disease and potentially for other neurodegenerative disorders. We believe MIN-301 may have the potential to slow the onset of, and restore the brain tissue damage caused by, the disease. MIN-301 is produced by recombinant technology, which is a type of process that modifies the genetics of a biological organism to cause it to produce a particular product. MIN-301 is a peptide that contains the extracellular domain of the human neureglin-1 beta 1 protein and is produced using an Escherichia coli organism that is genetically engineered to express this peptide. Once administrated, this peptide binds to a particular receptor, ErbB4, which produces certain biological effects. For instance, binding to ErbB4 modulates the levels of certain neurotransmitters such as Gamma-Aminobutyric Acid (“GABA”) and glutamate in the brain, which are often unbalanced in individuals with Parkinson’s disease. Further, ErbB4 promotes oxygenation and metabolism of neurons and it is involved in the control of brain inflammation, which may indicate that MIN-301 could have the potential to reverse the damage caused by Parkinson’s disease.

Current treatments for Parkinson’s disease improve the symptoms of patients, but none have been proven to delay the onset of the disease, slow or prevent the progression of the disease or reverse its effects. Due to MIN-301’s novel mechanism of action that targets neurological deficits, we believe MIN-301 may have the potential to address these unmet needs of patients and, if approved, may be used as an early-stage monotherapy as well as a complementary therapy to existing treatments.

In 2021, we made the strategic decision to focus our limited resources on moving forward our lead drug candidate, roluperidone, and deferred the development of MIN-301 until additional resources become available.

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

Impairment of MIN-301 In-process Research and Development Asset

As a result of our limited resources and development deferral combined with the overall market conditions, we recognized a non-cash charge of $15.2 million as of December 31, 2021 related to the impairment of the intangible asset for MIN-301. We had previously recognized in-process research and development for MIN-301 in conjunction with the acquisition of MIN-301 during 2014. No updates were made in respect of the development of MIN-301 during 2022.

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

Specific compounds under late-stage development that include negative symptoms as a target include Acadia Pharmaceuticals’ pimavanserin, a selective serotonin 5HT2A inverse agonist (“SSIA”) that is approved for the treatment of hallucinations and delusions associated with Parkinson’s disease psychosis. A Phase 3 trial to evaluate the efficacy and safety of pimavanserin as adjunctive treatment for the negative symptoms of schizophrenia was initiated in August 2020. In January 2019, Lundbeck indicated they would begin proof-of-concept studies for Lu AF11167, a PDE-10 inhibitor for the treatment of persistent negative symptoms in schizophrenia. In August 2020, Lundbeck announced they were discontinuing the trial based on the results of a futility interim analysis, which concluded that the trial was unlikely to achieve statistical significance on its primary endpoint, mean change from baseline to week 12 on the Brief Negative Symptom Scale (“BNSS”).

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

Pharmaceutical Compositions

We own four granted U.S. patents, U.S. Patent Nos. 9,458,130, 9,730,920, 10,258,614 and 10,799,493, and patents in Australia, Chile, Colombia, Europe, Israel, Mexico, and Ukraine, as well as pending applications in the U.S., Australia, Brazil, Canada, Chile, Eurasia, Europe, Israel, New Zealand, Peru, Ukraine, and South Africa that cover a novel formulation comprising roluperidone. This novel formulation provides improved therapeutic response and minimizes the potential for transient QTc increases – and thus safety issues – when compared to previous formulations. Because of this improved safety profile, it is this formulation of roluperidone that is being used in Phase 3 clinical trials, and it is this formulation that we expect will be the basis for approval in the US and EU. The granted U.S. patents, as well as any other U.S. or foreign patents that may grant from these applications, will expire no earlier than November 30, 2035. These patents are listable in the FDA’s Orange Book and would, we believe, bar generic competition during their terms. In addition to the patent terms referenced above, a patent term extension of up to 5 years may also be available.

We also own pending applications in the U.S., Australia, Brazil, Canada, Chile, Colombia, Europe, Israel, Mexico, New Zealand, Peru, Russia, Ukraine, and South Africa that cover gastro-resistant, controlled release dosage formulations of roluperidone. The terms of any future granted patents in this patent family would expire no earlier than June 21, 2038.

Methods of Use

We own U.S. Patent No. 9,732,059, three granted patents in Russia, a single patent in Canada, and a single patent in a number of European territories (Austria, Belgium, Denmark, Finland, France, Germany, Greece, Ireland, Italy, Luxembourg, Netherlands, Norway, Poland, Portugal, Spain, Sweden, Switzerland, Turkey, United Kingdom, Anguilla, Bermuda, Cayman Islands, Gibraltar, Jersey, Turks & Caicos Islands, and British Virgin Islands), as well as pending applications in United States, Brazil, Canada, Europe, and Russia across two patent families that are directed to methods of use of roluperidone to treat negative and other symptoms of schizophrenia, sleep disorders, depression, and other sigma-2 disorders or conditions. U.S. Patent No. 9,732,059 covers the use of roluperidone to treat one or more negative symptoms of schizophrenia and will not expire until 2033. This patent is listable in the FDA’s Orange Book and would, we believe, bar generic competition during its term. A patent term extension of up to 5 years may also be available. The foreign patents, as well as any future U.S. or foreign patents granting in these families, are scheduled to expire no earlier than July 20, 2031.

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

Data and Marketing Exclusivity

In addition to patent protection, our product candidates may also be eligible for data and marketing exclusivity protection in the U.S., EU and certain other countries. If our product candidates are approved and this protection is available, no competitor may use the data in our application for regulatory approval of our product candidates to obtain regulatory approval of a generic product during the data exclusivity period.

For small molecules, such as roluperidone, the data and marketing exclusivity period is generally five years in the U.S., measured from the FDA approval date. If MIN-301 is approved as a biologic product, it may be eligible for a data and marketing exclusivity period of twelve years in the U.S. The data and marketing exclusivity periods in the U.S. may be extended by 6 months of pediatric exclusivity if a qualifying pediatric study is performed. Similar data and market exclusivity opportunities are available in the EU; for more information, see the section titled “—Government Regulation and Product Approval—Data and Marketing Exclusivity in the EU” below.

Manufacturing

We do not have any manufacturing facilities or personnel. We currently rely, and expect to continue to rely, on third parties for the manufacturing of our product candidates for pre-clinical and clinical testing, as well as for commercial manufacturing if our product candidates receive regulatory approval. Our product candidates are manufactured in reliable and reproducible synthetic processes from readily available starting materials. The chemistry does not require unusual equipment in the manufacturing process. We expect to continue to develop product candidates that can be produced cost-effectively at contract manufacturing facilities.

Commercialization

Except for most of Asia, we have global commercialization rights for roluperidone. We also own worldwide rights for MIN-301. We believe that it will be possible for us to access European and, in the case of roluperidone and MIN-301, other priority markets including the United States, Asia, and Latin America, through a focused, specialized sales force where the population dynamics would prove efficient. We may enter into sales, distribution or other marketing arrangements with third parties for priority markets or limited to certain territories for any of our drug candidates that obtain regulatory approval.

Subject to receiving regulatory approvals, we expect to commence commercialization activities by building a focused sales and marketing organization, either alone or through collaborations with third parties, in the United States, EU and Latin America to sell our product candidates. We believe that such an organization will be able to target the community of physicians who are the key specialists in treating the patient populations for which our product candidates are being developed. Additionally, we plan to engage fully with all key constituencies involved in treatment decisions, including payors, patients and others.

Government Regulation and Product Approval

Regulation of Medicinal Products in the European Union

Clinical Trials in the EU

In the EU, clinical trials are governed by the Clinical Trials Regulation (EU) No 536/2014 (“CTR”), which entered into application on January 31, 2022, repealing and replacing the former Clinical Trials Directive 2001/20 (“CTD”) and related national implementing legislation of EU Member States.

The CTR is intended to harmonize and streamline clinical trial authorizations, simplify adverse-event reporting procedures, improve the supervision of clinical trials and increasing their transparency. Specifically, the Regulation, which is directly applicable in all EU Member States, introduces a streamlined application procedure through a single-entry point, the “EU portal,” the Clinical Trials Information System (“CTIS”); a single set of documents to be prepared and submitted for the application; as well as simplified reporting procedures for clinical trial sponsors. A harmonized procedure for the assessment of applications for clinical trials has been introduced and is divided into two parts. Part I assessment is led by the competent authorities of a reference Member State selected by the trial sponsor and relates to clinical trial aspects that are considered to be scientifically harmonized across EU Member States. This assessment is then submitted to the competent authorities of all concerned Member States in which the trial is to be conducted for their review. Part II is assessed separately by the competent authorities and Ethics Committees in each concerned EU Member State. Individual EU Member States retain the power to authorize the conduct of clinical trials on their territory.

The extent to which ongoing clinical trials will be governed by the CTR will depend on the duration of the individual clinical trial. Sponsors could choose to submit a clinical trial application under either the CTD or the CTR until January 31, 2023. For clinical trials in relation to which application for approval was made on the basis of the CTD before January 31, 2022, the CTD will continue to apply on a transitional basis for three years. If authorized, those clinical trials will be governed by the CTD until January 31, 2025. By that date, all ongoing trials will become subject to the provisions of the CTR. The CTR will apply to clinical trials from an earlier date if the clinical trial has already transitioned to the CTR framework.

In all cases, the clinical trials must be conducted in accordance with EU and national regulations governing clinical trials, including the Good Clinical Practice Directive 2005/28. Studies should also be conducted in accordance with all applicable European Medicines Agency (“EMA”), European Commission and national guidelines and investigational medicinal products used in clinical trials must be manufactured in accordance with Good Manufacturing Practices.

Marketing Authorization in the EU

In the EU, medicinal products can only be commercialized after a related marketing authorization (“MA”) has been granted. A company may submit a marketing authorization application (“MAA”), either on the basis of the centralized, or decentralized procedure or mutual recognition procedure.

To obtain a MA for a product in the EEA (which is comprised of the 27 Member States of the European Union plus Norway, Iceland and Liechtenstein), an applicant must submit an MAA either under a centralized procedure administered by the EMA or one of the procedures administered by competent authorities in the EU Member States (decentralized procedure, national procedure or mutual recognition procedure). An MA may be granted only to an applicant established in the EU.

The centralized procedure provides for the grant of a single MA by the European Commission that is valid for all EU Member States. Pursuant to Regulation (EC) No 726/2004, the centralized procedure is compulsory for specific products, including for (i) medicinal products derived from biotechnological processes, (ii)products designated as orphan medicinal products, (iii) advanced therapy medicinal products (“ATMPs”) and (iv) products with a new active substance indicated for the treatment of HIV/AIDS, cancer, neurodegenerative diseases, diabetes, auto-immune and other immune dysfunctions and viral diseases. For products with a new active substance indicated for the treatment of other diseases and products that are highly innovative or for which a centralized process is in the interest of patients, authorization through the centralized procedure is optional on related approval.

Under the centralized procedure, the EMA’s Committee for Medicinal Products for Human Use (“CHMP”) conducts the initial assessment of a product. The CHMP is also responsible for several post-authorization and maintenance activities, such as the assessment of modifications or extensions to an existing MA.

Under the centralized procedure in the EU, the maximum timeframe for the evaluation of an MAA is 210 days, excluding clock stops when additional information or written or oral explanation is to be provided by the applicant in response to questions of the CHMP. Accelerated assessment may be granted by the CHMP in exceptional cases, when a medicinal product targeting an unmet medical need is expected to be of major interest from the point of view of public health and, in particular, from the viewpoint of therapeutic innovation. If the CHMP accepts a request for accelerated assessment, the time limit of 210 days will be reduced to 150 days (excluding clock stops). The CHMP can, however, revert to the standard time limit for the centralized procedure if it considers that it is no longer appropriate to conduct an accelerated assessment.

Unlike the centralized authorization procedure, the decentralized MA procedure requires a separate application to, and leads to separate approval by, the competent authorities of each EU Member State in which the product is to be marketed. This application is identical to the application that would be submitted to the EMA for authorization through the centralized procedure. The reference EU Member State prepares a draft assessment and drafts of the related materials within 120 days after receipt of a valid application. The resulting assessment report is submitted to the concerned EU Member States who, within 90 days of receipt, must decide whether to approve the assessment report and related materials. If a concerned EU Member State cannot approve the assessment report and related materials due to concerns relating to a potential serious risk to public health, disputed elements may be referred to the Heads of Medicines Agencies’ Coordination Group for Mutual Recognition and Decentralized Procedures – Human (“CMDh”) for review. The subsequent decision of the European Commission is binding on all EU Member States.

The mutual recognition procedure allows companies that have a medicinal product already authorized in one EU Member State to apply for this authorization to be recognized by the competent authorities in other EU Member States. Like the decentralized procedure, the mutual recognition procedure is based on the acceptance by the competent authorities of the EU Member States of the MA of a medicinal product by the competent authorities of other EU Member States. The holder of a national MA may submit an application to the competent authority of an EU Member State requesting that this authority recognize the MA delivered by the competent authority of another EU Member State.

An MA has, in principle, an initial validity of five years. The MA may be renewed after five years on the basis of a re-evaluation of the risk-benefit balance by the EMA or by the competent authority of the EU Member State in which the original MA was granted. To support the application, the MA holder must provide the EMA or the competent authority with a consolidated version of the eCTD (Common Technical Document) providing up-to-date data concerning the quality, safety and efficacy of the product, including all variations introduced since the MA was granted, at least nine months before the MA ceases to be valid. The European Commission or the competent authorities of the EU Member States may decide on justified grounds relating to pharmacovigilance, to proceed with one further five-year renewal period for the MA. Once subsequently definitively renewed, the MA shall be valid for an unlimited period. Any authorization which is not followed by the actual placing of the medicinal product on the EU market (for a centralized MA) or on the market of the authorizing EU Member State within three years after authorization ceases to be valid (the so-called sunset clause).

Innovative products that target an unmet medical need and are expected to be of major public health interest may be eligible for a number of expedited development and review programs, such as the Priority Medicines (“PRIME”) scheme, which provides incentives similar to the breakthrough therapy designation in the U.S. PRIME is a voluntary scheme aimed at enhancing the EMA’s support for the development of medicinal products that target unmet medical needs. Eligible products must target conditions for which there is an unmet medical need (there is no satisfactory method of diagnosis, prevention or treatment in the EU or, if there is, the new medicinal product will bring a major therapeutic advantage) and they must demonstrate the potential to address the unmet medical need by introducing new methods of therapy or improving existing ones. Benefits accrue to sponsors of product candidates with PRIME designation, including but not limited to, early and proactive regulatory dialogue with the EMA, frequent discussions on clinical trial designs and other development program elements, and potentially accelerated MAA assessment once a dossier has been submitted.

In the EU, a “conditional” MA may be granted in cases where all the required safety and efficacy data are not yet available. The European Commission may grant a conditional MA for a medicinal product if it is demonstrated that all of the following criteria are met: (i) the benefit-risk balance of the medicinal product is positive; (ii) it is likely that the applicant will be able to provide comprehensive data post-authorization; (iii) the medicinal product fulfils an unmet medical need; and (iv) the benefit of the immediate availability to patients of the medicinal product is greater than the risk inherent in the fact that additional data are still required. The conditional MA is subject to conditions to be fulfilled for generating the missing data or ensuring increased safety measures. It is valid for one year and must be renewed annually until all related conditions have been fulfilled. Once any pending studies are provided, the conditional MA can be converted into a traditional MA. However, if the conditions are not fulfilled within the timeframe set by the EMA and approved by the European Commission, the MA will cease to be renewed.

An MA may also be granted “under exceptional circumstances” where the applicant can show that it is unable to provide comprehensive data on efficacy and safety under normal conditions of use even after the product has been authorized and subject to specific procedures being introduced. These circumstances may arise in particular when the intended indications are very rare and, in the state of scientific knowledge at that time, it is not possible to provide comprehensive information, or when generating data may be contrary to generally accepted ethical principles. Like a conditional MA, an MA granted in exceptional circumstances is reserved to medicinal products intended to be authorized for treatment of rare diseases or unmet medical needs for which the applicant does not hold a complete data set that is required for the grant of a standard MA. However, unlike the conditional MA, an applicant for authorization in exceptional circumstances is not subsequently required to provide the missing data. Although the MA “under exceptional circumstances” is granted definitively, the risk-benefit balance of the medicinal product is reviewed annually, and the MA will be withdrawn if the risk-benefit ratio is no longer favorable.

Pediatric Development

In the EU, Regulation (EC) No 1901/2006 provides that all marketing authorization applications for new medicinal products must include the results of trials conducted in the pediatric population, in compliance with a pediatric investigation plan (“PIP”), agreed with the EMA’s Pediatric Committee (“PDCO”). The PIP sets out the timing and measures proposed to generate data to support a pediatric indication of the medicinal product for which marketing authorization is being sought. The PDCO may grant a deferral of the obligation to implement some or all of the measures provided in the PIP until there are sufficient data to demonstrate the efficacy and safety of the product in adults. Furthermore, the obligation to provide pediatric clinical trial data can be waived by the PDCO when these data are not needed or appropriate because the product is likely to be ineffective or unsafe in children, the disease or condition for which the product is intended occurs only in adult populations, or when the product does not represent a significant therapeutic benefit over existing treatments for pediatric patients. Once the marketing authorization is obtained in all EU Member States and study results are included in the product information, even when negative, the product is eligible for a six-month extension to the Supplementary Protection Certificate (“SPC”), if any is in effect at the time of authorization or, in the case of orphan medicinal products, a two-year extension of orphan market exclusivity. For other countries outside of the EU, such as certain countries in Eastern Europe, Latin America or Asia, the requirements governing the conduct of clinical trials, product approval, pricing and reimbursement vary from country to country. In all cases, the clinical trials are to be conducted in accordance with GCP and the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki.

Data and Marketing Exclusivity in the EU

The EU also provides opportunities for market exclusivity. Upon receiving an MA in the EU, innovative medicinal products generally receive eight years of data exclusivity and an additional two years of market exclusivity. If granted, data exclusivity prevents generic or biosimilar applicants from referencing the innovator’s pre-clinical and clinical trial data contained in the dossier of the reference product when applying for a generic or biosimilar marketing authorization during a period of eight years from the date on which the reference product was first authorized in the EU. During the additional two-year period of market exclusivity, a generic or biosimilar marketing authorization can be submitted, and the innovator’s data may be referenced, but no generic or biosimilar product can be marketed until the expiration of the market exclusivity period. The overall ten-year period will be extended to a maximum of eleven years if, during the first eight years of those ten years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to authorization, is held to bring a significant clinical benefit in comparison with existing therapies.

In the EU, there is a special regime for biosimilars, or biological medicinal products that are similar to a reference medicinal product but that do not meet the definition of a generic medicinal product. For such products, the results of appropriate preclinical or clinical trials must be provided in support of an application for marketing authorization. Guidelines from the EMA detail the type of quantity of supplementary data to be provided for different types of biological product.

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

The FDA may impose a clinical hold on a clinical trial, or impose other sanctions, at any time on various grounds, including a finding that the research subjects are being exposed to an unacceptable health risk or if it believes that the clinical trials are not being conducted in accordance with FDA requirements. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the drug has been associated with unexpected serious harm to subjects, or may impose other conditions on the conduct of the research. Additionally, some clinical trials are overseen by an independent group of qualified experts organized by the clinical trial sponsor, known as a data safety monitoring board or committee. This group regularly reviews accumulated data and advises the study sponsor regarding the continuing safety of trial subjects, potential trial subjects, and the continuing validity and scientific merit of the clinical trial. Sponsors may also suspend or terminate a clinical trial based on safety concerns, a lack of evidence of drug efficacy, evolving business objectives and/or competitive climate.

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

An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications. As a condition of NDA approval, the FDA may require substantial post-approval testing and surveillance to monitor the drug’s safety or efficacy and may impose other conditions, including labeling restrictions, limitations on the approved indications, contraindications, warnings or precautions, such as boxed warnings, distribution restrictions or other risk-management mechanisms under a REMS which can materially affect the potential market and profitability of the drug. The FDA may prevent or limit further marketing of a product based on the results of post-marketing trials or surveillance programs. Further, if there are any modifications to the drug, including changes in indications, labeling, manufacturing processes or facilities, or new safety issues arise, a new or supplemental NDA or a post-implementation notification or other report may be required or requested depending on the change, which may require additional data or additional pre-clinical studies and clinical trials. Once granted, product approvals may be withdrawn if compliance with regulatory standards is not maintained or problems are identified following initial marketing.

Post-Approval Requirements

Drugs manufactured or distributed pursuant to approvals from the FDA or comparable foreign regulatory authorities are subject to pervasive and continuing regulation by the FDA, or comparable foreign regulatory authorities including, among other things, requirements relating to recordkeeping, periodic reporting, product sampling and distribution, advertising and promotion, and reporting of adverse experiences with the product and drug shortages. After approval, most changes to the approved product, such as adding new indications, manufacturing changes or other labeling claims, are subject to further testing requirements and prior review and approval by the FDA or comparable foreign regulatory authorities.

In addition, drug manufacturers and other entities involved in the manufacture and distribution of approved drugs are subject to periodic announced and unannounced inspections by the FDA, state agencies, as well as comparable foreign regulatory authorities for compliance with cGMP and other regulatory requirements. Changes to the manufacturing process are strictly regulated and may require prior approval from or notification to the FDA or comparable foreign regulatory authorities before being implemented. FDA and comparable foreign regulatory authorities also require investigation and correction of any deviations from cGMP and impose reporting and documentation requirements upon the sponsor and any third-party manufacturers that the sponsor may decide to use.

The FDA and comparable foreign regulatory authorities strictly regulate marketing, labeling, advertising and promotion of products that are placed on the market. Although physicians, in the practice of medicine, may prescribe approved drugs for unapproved indications if in their professional medical judgment they believe it to be appropriate, pharmaceutical companies may only market and promote their drug products for the FDA approved indications and in accordance with the provisions of the approved label. The FDA and other regulatory authorities actively enforce the laws prohibiting the marketing and promotion of off-label uses, and a company that is found to have improperly marketed or promoted off-label uses may be subject to significant liability, including, among others, criminal and civil penalties under the FDCA and False Claims Act, exclusion from participation in federal healthcare programs, and mandatory compliance programs. Equivalent limitations and penalties are provided in the EU both at the EU and at national level in individual EU Member States.

Moreover, the Drug Quality and Security Act imposes obligations on manufacturers of pharmaceutical products, among others, related to product and tracking and tracing.

Where an MA is granted in relation to a medicinal product in the EU, the holder of the MA is required to comply with a range of regulatory requirements applicable to the manufacturing, marketing, promotion and sale of medicinal products. Similar to the United States, both MA holders and manufacturers of medicinal products are subject to comprehensive regulatory oversight by the EMA, the European Commission and/or the competent regulatory authorities of the individual EU Member States. The holder of an MA must establish and maintain a pharmacovigilance system and appoint an individual qualified person for pharmacovigilance who is responsible for oversight of that system. Key obligations include expedited reporting of suspected serious adverse reactions and submission of periodic safety update reports.

All new MAAs in the European Union must include a risk management plan (“RMP”), describing the risk management system that the company will put in place and documenting measures to prevent or minimize the risks associated with the product. The regulatory authorities may also impose specific obligations as a condition of the MA. Such risk-minimization measures or post-authorization obligations may include additional safety monitoring, more frequent submission of PSURs, or the conduct of additional clinical trials or post-authorization safety studies. RMPs and PSURs can be made available to third parties requesting access, subject to limited redactions and related conditions. In the EU, the advertising and promotion of medicinal products are subject to both EU and EU Member States’ laws governing promotion of medicinal products, interactions with physicians and other healthcare professionals, misleading and comparative advertising and unfair commercial practices. Although general requirements for advertising and promotion of medicinal products are established under EU directives, the details are governed by regulations in each EU Member State and can differ from one country to another. All advertising and promotional activities for the product must be consistent with the approved summary of product characteristics in connection with an MA. The SmPC is the document that provides information to physicians concerning the safe and effective use of the product. Promotional activity that does not comply with the SmPC is considered off-label and is prohibited in the EU. Direct-to-consumer advertising of prescription only medicines is also prohibited in the European Union.

Brexit

The UK’s withdrawal from the EU on January 31, 2020, commonly referred to as Brexit, has created significant uncertainty concerning the future relationship between the UK and the EU. The Medicines and Healthcare products Regulatory Agency (“MHRA”) is now the UK’s standalone regulator. On December 24, 2020, the EU and UK reached an agreement in principle on the framework for their future relationship, the EU-UK Trade and Cooperation Agreement (the “Agreement”). The Agreement primarily focuses on ensuring free trade between the EU and the UK in relation to goods, including medicinal products. Although the body of the Agreement includes general terms which apply to medicinal products, greater detail on sector-specific issues is provided in an Annex to the Agreement.

Among the changes that will now occur are that Great Britain (England, Scotland and Wales) will be treated as a third country. Northern Ireland will, with regard to EU regulations, continue to follow the EU regulatory rules. As part of the Agreement, the EU and the UK will recognize GMP inspections carried out by the other party and the acceptance of official GMP documents issued by the other party. The Agreement also encourages, although it does not oblige, the parties to consult one another on proposals to introduce significant changes to technical regulations or inspection procedures. Among the areas of absence of mutual recognition are batch testing and batch release. The UK has unilaterally agreed to accept EU batch testing and batch release. However, the EU continues to apply EU laws that require batch testing and batch release to take place in the EU territory. This means that medicinal products that are tested and released in the UK must be retested and re-released when entering the EU market for commercial use.

The UK regulatory framework in relation to clinical trials is derived from existing EU legislation (as implemented into UK law, through secondary legislation). However, it is currently unclear to what extent the UK will seek to align its regulations with the EU following entry into application of the Clinical Trials Regulation on January 31, 2022.

As regards marketing authorizations, Great Britain has a separate regulatory submission process, approval process and a national marketing authorization. Northern Ireland will, however, continue to be covered by the marketing authorizations granted by the European Commission. Since January 1, 2021, an applicant for a centralized procedure marketing authorization can no longer be established in the UK. Since this date, companies established in the UK cannot use the centralized procedure and instead must follow one of the UK national authorization procedures to obtain an MA to market products in the UK. Until 31 December 2023, MHRA may rely on a decision taken by the European Commission on the approval of a new centralized procedure marketing authorization when determining an application for a Great Britain marketing authorization; or use the MHRA’s decentralized or mutual recognition procedures which enable marketing authorizations approved in EU Member States through decentralized and mutual recognition procedures to be granted in the United Kingdom or Great Britain. Post Brexit, the MHRA has been updating various aspects of the regulatory regime for medicinal products in the UK. These include: introducing the Innovative Licensing and Access Procedure to accelerate the time to market and facilitate patient access for innovative medicinal products; updates to the UK national approval procedure, introducing a 150-day objective for assessing applications for marketing authorizations in the UK, Great Britain and Northern Ireland and a rolling review process for marketing authorization applications (rather than a consolidated full dossier submission).

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

The federal Anti-Kickback Statute prohibits, among other things, individuals and entities from knowingly and willfully soliciting, receiving, offering or paying any remuneration (including any kickback, bribe or rebate), directly or indirectly, overtly or covertly, in cash or in kind, to induce, or in return for, the referral of an individual for the furnishing or arranging for the furnishing of any item or service, or the purchase, lease, order, arrangement for, or recommendation of the purchase, lease, or order of any good, facility, item or service for which payment may be made, in whole or in part, under a federal healthcare program, such as the Medicare and Medicaid programs. There are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution, but the exceptions and safe harbors are drawn narrowly and require strict compliance in order to offer protection. Additionally, the intent standard under the federal Anti-Kickback Statute was amended by the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, “ACA”), to a stricter standard such that a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. Further, the ACA codified case law that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the civil False Claims Act.

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

In addition, the federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), created additional federal criminal statutes that prohibit knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payor (e.g., public or private), knowingly and willfully embezzling or stealing from a health care benefit program, willfully obstructing a criminal investigation of a health care offense and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false statements in connection with the delivery of, or payment for, healthcare benefits, items or services relating to healthcare matters. Moreover, HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (“HITECH”), and their respective implementing regulations, impose requirements on certain covered healthcare providers, health plans and healthcare clearinghouses as well as their respective business associates and covered subcontractors that perform services for them that involve individually identifiable health information, relating to the privacy, security and transmission of individually identifiable health information without appropriate authorization, including mandatory contractual terms as well as directly applicable privacy and security standards and requirements.

The federal Physician Payments Sunshine Act and its implementing regulations requires manufacturers of drugs, devices, biologicals and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to CMS information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain other healthcare professionals (such as physician assistants and nurse practitioners) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members.

Most states and foreign countries also have statutes or regulations similar to the fraud and abuse laws described above, including certain state laws which apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor. We may also be subject to state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by the HIPAA, thus complicating compliance efforts. In addition, we may be subject to reporting requirements under state transparency laws, as well as state laws that require pharmaceutical companies to comply with the industry’s voluntary compliance guidelines and the applicable compliance guidance promulgated by the federal government that otherwise restricts certain payments that may be made to healthcare providers and entities.

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

Further, the increased emphasis on managed healthcare in the United States and on country and national regional pricing and reimbursement controls in the European Union will put additional pressure on product pricing, reimbursement and utilization, which may adversely affect our future product sales and results of operations. These pressures can arise from rules and practices of managed care organizations, competition within therapeutic classes, availability of generic equivalents or biosimilars, judicial decisions and governmental laws related to Medicare, Medicaid and healthcare reform, pharmaceutical coverage and reimbursement policies and pricing in general. The cost containment measures that healthcare payors and providers are instituting and the effect of any healthcare reform implemented in the future could significantly reduce our revenues from the sale of any approved product candidates. We cannot provide any assurances that we will be able to obtain and maintain governmental or private third-party coverage or adequate reimbursement for our product candidates in whole or in part.

Additionally, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. presidential executive orders, congressional inquiries and proposed federal and proposed and enacted state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. For example, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the U.S. Department of Health and Human Services (“HHS”), released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. Further, on August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 (“IRA”) into law which, among other things, (1) directs HHS to negotiate the price of certain single-source drugs and biologics covered under Medicare and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions will take effect progressively starting in fiscal year 2023, although they may be subject to legal challenges. It is currently unclear how the IRA will be implemented but is likely to have a significant impact on the pharmaceutical industry.

Further, the Biden administration released an additional executive order on October 14, 2022, directing HHS to submit a report on how the Center for Medicare and Medicaid Innovation can be further leveraged to test new models for lowering drug costs for Medicare and Medicaid beneficiaries. It is unclear whether this executive order or similar policy initiatives will be implemented in the future. At the state level, legislatures are passing increasing amounts of legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

In the EU, pricing and reimbursement schemes vary widely from country to country. Some countries provide that products may be marketed only after a reimbursement price has been agreed. Some countries may require the completion of additional studies that compare the cost-effectiveness of a particular product candidate to currently available therapies (so called health technology assessments) in order to obtain reimbursement or pricing approval. For example, some EU Member States may approve a specific price for a product, or they may instead adopt a system of direct or indirect controls on the profitability of the company placing the product on the market. Other EU Member States allow companies to fix their own prices for products but monitor and control prescription volumes and issue guidance to physicians to limit prescriptions. Recently, many EU Member States have increased the amount of discounts that pharmaceutical companies are requirement to offer. These efforts could continue as countries attempt to manage healthcare expenditures. The downward pressure on healthcare costs in general, particularly prescription products, has become intense. As a result, increasingly high barriers are being erected to the entry of new products onto national markets. Political, economic, and regulatory developments may further complicate pricing negotiations, and pricing negotiations may continue after reimbursement has been obtained. Reference pricing used by various EU Member States, and parallel trade (arbitrage between low-priced and high-priced member states), can further reduce prices.

In addition, some EEA countries may require the completion of additional studies that compare the cost-effectiveness of a particular medicinal product candidate to currently available therapies. This Health Technology Assessment (“HTA”) process is the procedure according to which the assessment of the public health impact, therapeutic impact and the economic and societal impact of use of a given medicinal product in the national healthcare systems of the individual country is conducted. The outcome of HTA regarding specific medicinal products will often influence the pricing and reimbursement status granted to these medicinal products by the competent authorities of individual EU Member States.

Healthcare Reform

The United States and some foreign jurisdictions are considering enacting or have enacted a number of additional legislative and regulatory proposals designed to change the healthcare system in ways that could affect our ability to sell our products profitably.

In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives, including the ACA, which substantially changed healthcare financing and delivery by both governmental and private insurers, and significantly impacted the pharmaceutical industry. The ACA contains provisions that may potentially reduce the profitability of products, including, for example, increased rebates for products sold to Medicaid programs, extension of Medicaid rebates to Medicaid managed care plans, mandatory discounts for certain Medicare Part D beneficiaries and annual fees based on pharmaceutical companies’ share of sales to federal health care programs. There have been executive, judicial and congressional challenges to the ACA, as well as to repeal or replace certain aspects of the ACA. For example, on June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. In addition, the IRA, among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and creating a new manufacturer discount program. It is unclear how any such challenges and additional healthcare reform measures of the Biden administration will impact the ACA and our business.

Further, Congress is considering additional health reform measures.

In December 2021, Regulation No 2021/2282 on Health Technology Assessment (“HTA”) amending Directive 2011/24/EU, was adopted in the EU. This Regulation, which entered into force in January 2022 and will apply as of January 2025, is intended to boost cooperation among EU Member States in assessing health technologies, including new medicinal products, and providing the basis for cooperation at EU level for joint clinical assessments in these areas. The Regulation foresees a three-year transitional period and will permit EU Member States to use common HTA tools, methodologies, and procedures across the EU, working together in four main areas, including joint clinical assessment of the innovative health technologies with the most potential impact for patients, joint scientific consultations whereby developers can seek advice from HTA authorities, identification of emerging health technologies to identify promising technologies early, and continuing voluntary cooperation in other areas.

Individual EU Member States will continue to be responsible for assessing non-clinical (e.g., economic, social, ethical) aspects of health technologies, and making decisions on pricing and reimbursement.

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

Employees and Human Capital Resources

Employees

As of December 31, 2022, we had 9 full-time employees. In addition, we are or have engaged with a number of consultants and companies, including Pharma Partnering in Research & Strategy SAS (“PPRS”), that provide expertise in the key functions involved with the development of our products. None of our employees is subject to a collective bargaining agreement and we consider our relationship with our employees to be good.

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

Available Information

We file reports with the Securities and Exchange Commission (“SEC”), including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any other filings required by the SEC. We make available on our website (www.minervaneurosciences.com) our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. These materials are available free of charge on or through our website via the Investor Relations page at www.minervaneurosciences.com. References to our website address in this report are intended to be inactive textual references only, and none of the information contained on our website is part of this report or incorporated in this report by reference.

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

We are a clinical development-stage biopharmaceutical company. In November 2013, we merged with Sonkei Pharmaceuticals, Inc. (“Sonkei”), and, in February 2014, we acquired Mind-NRG Sarl (“Mind-NRG”), which were also clinical development-stage biopharmaceutical companies. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval or become commercially viable. In August 2022, we submitted a New Drug Application (“NDA”) with the U.S. Food and Drug Administration (the “FDA”) for our lead product candidate, roluperidone. The FDA subsequently notified us that they would not accept the file for review, issuing a refusal to file letter in October 2022. In December 2022, we announced that, following the Type A meeting held on November 30, 2022, the FDA confirmed that the refusal to file letter remains in effect with respect to our NDA for roluperidone. While we anticipate further discussion with the FDA over the coming months regarding the status of the roluperidone NDA and development program, we may never succeed in any or all these activities and, even if we do, we may never generate sufficient revenue to achieve profitability.

We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we may never generate product revenue or achieve profitability. Our net loss was $32.1 million and $49.9 million for the fiscal years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, we had an accumulated deficit of approximately $366.8 million.

We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and/or seek regulatory approvals for, roluperidone and other potential product candidates. If any of our product candidates fail in clinical trials or do not gain regulatory approval, or if any of our product candidates, if approved, fail to achieve market acceptance, we may never generate revenue or become profitable. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Failure to become and remain profitable may adversely affect the market price of shares of our common stock and our ability to raise capital and continue operations. We may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenues. Our prior losses and expected future losses have had and will continue to have an adverse effect on our results of operations, financial position and working capital.

We will require additional capital to finance our operations, which may not be available to us on acceptable terms, or at all. Failure to obtain this necessary capital when needed may force us to delay, limit or terminate our product development efforts or other operations.

Our operations and the historic operations of Sonkei and Mind-NRG have consumed substantial amounts of cash since inception. As of December 31, 2022, we had cash, cash equivalents, and restricted cash of $36.2 million. We believe that our existing cash, cash equivalents, and restricted cash will be sufficient to meet our cash commitments for at least the next 12 months after the date that the year-end condensed financial statements are issued. The process of drug development can be costly, and the timing and outcomes of clinical trials are uncertain. The assumptions upon which we have based our estimates are routinely evaluated and may be subject to change. The actual amount of our expenditures will vary depending upon a number of factors including but not limited to the design, timing and duration of future clinical trials, the progress of our research and development programs, the infrastructure to support a commercial enterprise, the cost of a commercial product launch, and the level of financial resources available.

We will require additional capital to continue advancing the development, regulatory approval process and potential commercialization of roluperidone and other potential product candidates that we may develop in the future. Because the length of time and activities associated with successful development of product candidates are highly uncertain, we are unable to estimate with certainty the actual funds we will require for development and any approved marketing and commercialization activities. Additional capital may not be available in sufficient amounts or on reasonable terms, if at all, and our ability to raise additional capital may be adversely impacted by global economic conditions, including the recent disruptions to and volatility in the credit and financial markets in the U.S. and worldwide resulting from the COVID-19 pandemic, the war in Ukraine and other factors. Our future funding requirements, both short and long-term, will depend on many factors, including:

•
the initiation, progress, timing, costs and results of pre-clinical studies and clinical trials for our product candidates and future product candidates we may develop;
•
the outcome, timing and cost of seeking and obtaining regulatory approvals from the European Commission, FDA, and comparable foreign regulatory authorities, including the potential for such authorities to require that we perform more studies than those that we currently expect;
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

If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to delay, limit or terminate the development or commercialization of one or more of our product candidates or other operations, including potentially discontinue operations altogether. In addition, when we need to secure additional financing, such additional fundraising efforts may divert our management from our day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates. Any of these events could significantly harm our business, financial condition and prospects, and our stockholders could lose all or part of their investment in our company.

Raising additional funds by issuing equity securities will cause dilution to existing stockholders. Raising additional funds through debt financings may involve restrictive covenants and raising funds through lending and licensing arrangements may restrict our operations or require us to relinquish proprietary rights.

We expect that significant additional capital will be needed in the future to continue our planned operations. Until such time, if ever, that we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity offerings, debt financings, strategic alliances and license and development agreements or other collaborations. We cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. If we raise additional equity financing, our stockholders may experience significant dilution of their ownership interests, the terms of these securities may include liquidation or other preferences that could adversely affect the rights of a common stockholder, and the per-share value of our common stock could decline. If we engage in debt financing, we may be required to accept terms that restrict or limit our ability to take specific actions, such as incurring additional indebtedness, making capital expenditures or declaring dividends, and other restrictive covenants that could adversely impact our ability to conduct our business. If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our future revenue streams, research programs or any future product candidate or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise develop and market ourselves.

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

As a result of our limited resources and development deferral combined with the overall market conditions, we recognized a non-cash charge of $15.2 million as of December 31, 2021 related to the impairment of the intangible asset for MIN-301. We had previously recognized in-process research and development for MIN-301 in conjunction with the acquisition of MIN-301 during 2014. No updates were made in respect of the development of MIN-301 during 2022.

Our ability to use net operating losses (“NOL”) carryforwards may be limited.

Our ability to use our federal and state NOL carryforwards to offset potential future taxable income is dependent upon our generation of future taxable income before the expiration dates of the NOL carryforwards, and we cannot predict with certainty when, or whether, we will generate sufficient taxable income to use all of our NOL carryforwards. As of December 31, 2022, we had approximately $98.0 million of federal NOL carryforwards and approximately $94.4 million of state NOL carryforwards. Our federal NOL carryforwards will begin to expire in 2030, if not utilized. Under current law, federal NOL carryforwards generated in taxable years beginning after December 31, 2017 may be carried forward indefinitely, but the deductibility of such NOL carryforwards is limited to 80% of taxable income. Many states have similar laws. Accordingly, our federal and state NOL carryforwards could expire unused and be unavailable to offset future income tax liabilities.

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

The tax regimes we are subject to or operate under, including income and non-income taxes, are unsettled and may be subject to significant change. Changes in tax laws, regulations, or rulings, or changes in interpretations of existing laws and regulations, could materially affect our financial position and results of operations. For example, the Tax Cuts and Jobs Act Tax Act enacted in 2017 (the “Tax Act”) made broad and complex changes to the U.S. tax code, including changes to U.S. federal tax rates, additional limitations on the deductibility of interest, both positive and negative changes to the utilization of future NOL carryforwards, allowing for the expensing of certain capital expenditures, and putting into effect the migration from a “worldwide” system of taxation to a territorial system. Moreover, recently, in the United States, Congress passed the Inflation Reduction Act, which provides for a minimum tax equal to 15% of the adjusted financial statement income of certain large corporations, as well as a 1% excise tax on certain share buybacks by public corporations that would be imposed on such corporations. The issuance of additional regulatory or accounting guidance related to the Tax Act or the Inflation Reduction Act could materially affect our tax obligations and effective tax rate. In addition, many countries in Europe, as well as a number of other countries and organizations (including the Organization for Economic Cooperation and Development and the European Commission), have recently proposed, recommended, or (in the case of countries) enacted or otherwise become subject to changes to existing tax laws or new tax laws that could significantly increase our tax obligations in the countries where we do business or require us to change the manner in which we operate our business. These proposals, recommendations and enactments include changes to the existing framework in respect of income taxes, as well as new types of non-income taxes (such as taxes based on a percentage of revenue or taxes applicable to digital services) which could apply to our business. These types of changes to the taxation of our activities could increase our worldwide effective tax rate, increase the amount of taxes imposed on our business, and harm our financial position. Such changes may also apply retroactively to our historical operations and result in taxes greater than the amounts estimated and recorded in our financial statements.

Risks Related to Our Business and Industry

We cannot give any assurance that any of our product candidates will receive regulatory approval in a timely manner or at all, which is necessary before they can be commercialized.

The regulatory approval process is expensive and the time required to obtain approval from the European Commission (following the opinion of the Committee of Medicinal Products for Human Use of the European Medicines Agency (“EMA”)), FDA or other comparable regulatory authorities in other jurisdictions to sell any product is uncertain and may take years.

Whether regulatory approval will be granted is unpredictable and depends upon numerous factors, including the substantial discretion of the regulatory authorities. Moreover, the filing of an application for regulatory approval, including a New Drug Application (“NDA”), or Biologics License Application (“BLA”), a Marketing Authorization Application (“MAA”) in the EEA, or comparable foreign regulatory applications for approval, requires a payment of a significant user fee upon submission. The filing of applications for regulatory approval of our product candidates may be delayed due to our lack of financial resources to pay such user fee.

If, following submission, our application is not accepted for substantive review or approved, the EMA, FDA or other comparable foreign regulatory authorities may require that we conduct additional clinical or pre-clinical trials, provide additional data, manufacture additional validation batches or develop additional analytical tests methods before they will reconsider our application. On October 14, 2022, we received a refusal-to-file communication from the FDA for our NDA submission for roluperidone, our lead product candidate, which decision was confirmed by the FDA in a subsequent Type A meeting. We are presently assessing the next steps for the roluperidone program, including additional discussions with the FDA. There can be no assurance that such discussions will change the requirements of the FDA, EMA or other regulators. Additional studies and data will impose increased costs and delays in the regulatory approval process, which may require us to expend more resources than we have available. In addition, the EMA, FDA or other comparable foreign regulatory authorities may not consider any additional required trials, data or information that we perform or provide to be sufficient, or we may decide, or be required, to abandon the program.

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
•
We may be unable to demonstrate to the satisfaction of the EMA, the European Commission, the FDA or other comparable regulatory authorities that a product candidate is safe and effective for its proposed indication.
•
The results of clinical trials may not meet the level of statistical significance required by the EMA, FDA or other regulatory authorities for approval.
•
We may be unable to demonstrate that a product candidate’s clinical and other benefits outweigh any safety risks.
•
The EMA, the European Commission, the FDA or other regulatory authorities may disagree with our interpretation of data from pre-clinical studies or clinical trials.
•
The data collected from clinical trials of our product candidates may not be sufficient to support an NDA or other submission or to obtain regulatory approval in the United States or elsewhere.
•
The national competent authorities of EU Member States, FDA or other regulatory authorities may fail to approve the manufacturing processes or facilities of third-party manufacturers with which we contract for clinical and commercial supplies.
•
The approval policies or regulations of the European Commission, FDA or other regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval.

Even if we obtain approval for a particular product, regulatory authorities may approve that product for fewer or more limited indications, including more limited patient populations, than we request, may require that contraindications, warnings, or precautions be included in the product labeling, including a boxed warning, may grant approval contingent on the performance of costly post-marketing clinical trials or other post-market requirements, including risk evaluation and mitigation strategies (“REMS”) or comparable foreign strategies, or may approve a product candidate with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that product. Any of the foregoing could materially harm the commercial prospects for our product candidates.

Results of earlier clinical trials may not be predictive of the results of later-stage clinical trials.

The results of pre-clinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials. Interpretation of results from early, usually smaller, trials that suggest positive trends in some subjects, require caution. Results from later stages of clinical trials enrolling more subjects may fail to show the desired safety and efficacy results or otherwise fail to be consistent with the results of earlier trials of the same product candidate. For example, our Phase 3 trial of roluperidone for the treatment of negative symptoms of schizophrenia failed to meet its primary endpoint despite our Phase 2b trial of the same design achieving statistical significance on the same endpoint. Inconsistencies such as this may occur for a variety of reasons, including differences in trial design, trial endpoints (or lack of trial endpoints in exploratory studies), subject population, number of subjects, subject selection criteria, trial duration, drug dosage and formulation or due to the lack of statistical power in the earlier trials. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in advanced clinical trials due to lack of efficacy or unacceptable safety profiles, notwithstanding positive results in earlier trials.

The results of clinical trials conducted at sites outside the United States may not be accepted by the FDA and the results of clinical trials conducted at sites in the United States may not be accepted by comparable foreign regulatory authorities.

We may conduct our future clinical trials outside the United States. Although the FDA may accept data from clinical trials conducted outside the United States, acceptance of this data would be subject to certain conditions imposed by the FDA. For example, the clinical trial must be well-designed and conducted and performed by qualified investigators in accordance with ethical safeguards such as institutional review board (“IRB”), or Ethics Committee positive opinions are part of the decision on the authorization of the clinical trial issued by EU Member States including input from the national competent authorities and Ethic Committee, and informed consent. The study population must also adequately represent the applicable United States population, and the data must be applicable to the American population and medical practice in ways that the FDA deems clinically meaningful. In addition, while clinical trials conducted outside of the United States are subject to the applicable local laws, FDA acceptance of the data from such trials will be dependent upon its determination that the trials were conducted consistent with all applicable United States laws and regulations. There can be no assurance the FDA will accept data from trials conducted outside of the United States as adequate support of an application for regulatory approval, and it is not unusual for the FDA to require some Phase 3 clinical trial data to be generated in the United States. If the FDA does not accept the data from our international clinical trials, it would likely result in the need for additional trials in the United States, which would be costly and time-consuming and could delay or permanently halt the development of one or more of our product candidates.

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

•
difficulties obtaining IRB Ethics Committee positive opinions, as part of the decision on the authorization of the clinical trial issued by EU Member States including input from the national competent authorities and Ethics Committee to conduct a trial at a prospective site, or complying with conditions imposed by IRBs, Ethics Committees or comparable foreign regulatory authorities;
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
•
lack of adequate funding; and
•
clinical holds or termination imposed competent authorities, including national regulatory authorities of EU Member States, the FDA or IRBs or Ethics Committees.

Clinical trials may also be delayed as a result of ambiguous or negative interim results. In addition, clinical trials may be suspended or terminated by us, an IRB or Ethics Committee overseeing the clinical trial at a trial site (with respect to that site), the national competent authorities of EU Member States or the FDA due to a number of factors, including:

•
failure to conduct the clinical trial in accordance with regulatory requirements, the trial protocols and applicable laws;
•
observations during inspection of the clinical trial operations or trial sites by the national competent authorities of EU Member States, FDA or other comparable foreign regulatory authorities that ultimately result in the imposition of a clinical hold;
•
unforeseen safety issues; or
•
lack of adequate funding to continue the clinical trial.

Failure to conduct a clinical trial in accordance with regulatory requirements, the trial protocols and applicable laws may also result in the inability to use the data from such trial to support product approval. Additionally, changes in regulatory requirements and guidance may occur, and we may need to amend clinical trial protocols to reflect these changes. Amendments may require us to resubmit our clinical trial protocols to the national competent authorities of EU Member States, FDA, IRBs or Ethics Committees for reexamination, which may impact the costs, timing and successful completion of a clinical trial. Many of the factors that cause, or lead to, a delay in the commencement or completion of a clinical trial may also ultimately lead to the denial of regulatory approval of the associated product candidate. If we experience delays in completion of, or if we terminate any of our clinical trials, our ability to obtain regulatory approval for our product candidates may be materially harmed, and our commercial prospects and ability to generate product revenues will be diminished.

We have no experience in advancing product candidates beyond Phase 3, which makes it difficult to assess our ability to develop and commercialize our product candidates.

We have no experience in progressing clinical trials past Phase 3, obtaining regulatory approvals or commercializing product candidates. We merged with Sonkei and acquired Mind-NRG and have limited operating history since the respective merger and acquisition. We may encounter unforeseen expenses, difficulties, complications, delays and other known or unknown factors in pursuing our business objectives. We expect our financial condition and operating results to continue to fluctuate significantly from quarter to quarter and year to year due to a variety of factors, many of which are beyond our control. Accordingly, you should not rely upon the results of any quarterly or annual periods as indications of future operating performance.

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

Before obtaining regulatory approvals for the commercial sale of our product candidates, we must demonstrate through lengthy, complex and expensive pre-clinical testing and clinical trials that our product candidates are both safe and effective for use in each target indication, and failures can occur at any stage of testing. Clinical trials often fail to demonstrate safety and statistically significant efficacy of the product candidate studied for the target indication in later stages of clinical development. For example, a Phase 2b trial in MDD with respect to a drug that we were previously developing, MIN-117, failed to achieve its primary endpoint, and we decided to discontinue development of MIN-117 for MDD. Regulatory authorities may find that our studies do not support, in combination with other studies, approval of our product candidates for the target indication. In addition, our product candidates may be associated with undesirable side effects or have characteristics that are unexpected, which may result in abandoning their development or regulatory authorities restricting or denying regulatory approval. For instance, prior clinical studies indicated that roluperidone and MIN-117 may cause adverse events, including, but not limited to, dizziness, vital sign changes, central nervous system events, cardiac events, including prolongation of the QT/QTc interval, and gastrointestinal events. Most product candidates that commence clinical trials are never approved by the applicable regulatory authorities.

In the case of our product candidate roluperidone, we are seeking to develop a treatment for schizophrenia, which adds a layer of complexity to our clinical trials and may delay regulatory approval. The cause and pathophysiology of schizophrenia are not fully understood, and our results rely on subjective feedback from patients, caregivers and healthcare providers, which is inherently difficult to evaluate, can be influenced by factors outside of our control and can vary widely from day to day for a particular subject, and from subject to subject and site to site within a clinical study. The placebo effect may also have a more significant impact on our clinical trials.

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

Because we have limited financial and management resources, we focus on a limited number of research programs and product candidates. For instance, at the present time we are prioritizing the development of the most advanced of our product candidates, roluperidone. As a result, we have suspended further development of MIN-301, and may forego or delay pursuit of opportunities with other product candidates, or for other indications that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial drugs or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights.

Even if we complete the necessary clinical trials, we cannot predict when or if we will obtain regulatory approval to commercialize a product candidate or the approval may be for a narrower indication than we expect.

We cannot commercialize a product candidate until the appropriate regulatory authorities have reviewed and approved the product candidate. Even if our product candidates demonstrate safety and efficacy in clinical trials, the regulatory authorities may not complete their review processes in a timely manner, or we may not be able to obtain regulatory approval from the relevant regulatory authorities. Additional delays may result if the EMA, FDA, an FDA Advisory Committee, or other regulatory authority recommends non-approval or restrictions on approval. In addition, we may experience delays or rejections based upon additional government regulation from future legislation or administrative action, or changes in regulatory authority policy during the period of product development, clinical trials and the review process.

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

Even if we obtain regulatory approval for a product candidate, product candidates may be approved for fewer or more limited indications, including more limited subject populations, than we request, and regulatory authorities may require that contraindications, warnings, or precautions be included in the product labeling, including a black box warning, may grant approval contingent on the performance of costly post-marketing clinical trials or other post-market requirements, such as REMS or comparable foreign strategies, may require post-marketing surveillance, or may approve a product candidate with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that product candidate. For instance, in 2007, the FDA requested that makers of all antidepressant medications update existing black box warnings about increased risk of suicidal thoughts and behavior in young adults, ages 18 to 24, during initial treatment. If approved for marketing, our drugs may be required to carry warnings similar to this and other class-wide warnings.

Any approved products would further be subject to ongoing requirements imposed by the FDA, and other comparable foreign regulatory authorities governing the manufacture, quality control, further development, labeling, packaging, storage, distribution, safety surveillance, import, export, advertising, promotion, marketing, recordkeeping and reporting of safety and other post-market information. If there are any modifications to the drug, including changes in indications, labeling, manufacturing processes or facilities, or if new safety issues arise, a new or supplemental NDA, post-implementation notification or other reporting may be required or requested, which may require additional data or additional pre-clinical studies and clinical trials.

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
•
the FDA or other comparable foreign regulatory authorities may issue safety alerts, Dear Healthcare Provider letters, press releases or other communications containing warnings about such product;
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
•
our reputation may suffer.

In addition, manufacturers of drug products and their facilities, including contracted facilities, are subject to continual review and periodic inspections by national competent authorities of EU Member States, the FDA and other comparable foreign regulatory authorities for compliance with current Good Manufacturing Practices (“cGMP”), regulations and standards. The European Union cGMP guidelines are as set forth in Commission Directive 2003/94/EC of October 8, 2003. If we or a regulatory authority discover previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, the product’s stability (changes in levels of impurities or dissolution profile) or problems with the facility where the product is manufactured, we may be subject to reporting obligations, additional testing and additional sampling, and a regulatory authority may impose restrictions on that product, the manufacturing facility, our suppliers, or us, including requiring recall or withdrawal of the product from the market or suspension of manufacturing. If we, our product candidates, the manufacturing facilities for our product candidates, our CROs, or other persons or entities working on our behalf fail to comply with applicable regulatory requirements either before or after regulatory approval, a regulatory authority may, depending on the stage of product development and approval:

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

Our product candidates and the activities associated with their development and commercialization in the United States, including, but not limited to, their advertising and promotion, will further be heavily scrutinized by the FDA, the United States Department of Justice, the United States Department of Health and Human Services’ Office of Inspector General, state attorneys general, members of Congress and the public. Violations of applicable law, including advertising, marketing and promotion of our products for unapproved (or off-label) uses, are subject to enforcement letters, inquiries and investigations, and civil, criminal and/or administrative sanctions by regulatory authorities. Additionally, comparable foreign regulatory authorities will heavily scrutinize advertising and promotion of any product candidate that obtains approval outside of the United States. In the EU, the advertising and promotion of medicinal products are subject to both EU and EU Member States’ laws governing promotion of medicinal products, interactions with physicians and other healthcare professionals, misleading and comparative advertising and unfair commercial practices. Although general requirements for advertising and promotion of medicinal products are established under EU legislation, the details are governed by regulations in individual EU Member States and can differ from one country to another. For example, applicable laws require that promotional materials and advertising in relation to medicinal products comply with the product’s Summary of Product Characteristics, or SmPC, as approved by the competent authorities in connection with an MA. Promotional activity that does not comply with the SmPC is considered off-label and is prohibited in the EU. Direct-to-consumer advertising of prescription medicinal products is also prohibited in the EU. Enforcement of advertising and promotional requirements relating to medicinal products in the EU is carried out at the national level by the national competent authorities of EU Member States. Furthermore, in the United Kingdom the code of practice of the Association of the British Pharmaceutical Industry (the lead United Kingdom trade association) is considerably stricter than applicable legislative requirements.

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

False Claims Act lawsuits against pharmaceutical companies have increased significantly in volume and breadth, leading to substantial civil and criminal settlements regarding certain sales practices, including promoting off-label drug uses. This growth in litigation has increased the risk that a pharmaceutical company will have to defend a false claims action, pay settlement fines or restitution, agree to comply with burdensome reporting and compliance obligations, and/or be excluded from Medicare, Medicaid and other federal and state healthcare programs. If we do not lawfully promote our products, we may become subject to such litigation, which may have a material adverse effect on our business, financial condition and results of operations. Failure to comply with EU and EU Member State laws that apply to the conduct of clinical trials, manufacturing approval, marketing authorization of medicinal products and marketing of such products, both before and after grant of the marketing authorization, or with other applicable regulatory requirements may result in administrative, civil or criminal penalties.

These penalties could include delays or refusal to authorize the conduct of clinical trials, or to grant marketing authorization, product withdrawals and recalls, product seizures, suspension, withdrawal or variation of the marketing authorization, total or partial suspension of production, distribution, manufacturing or clinical trials, operating restrictions, injunctions, suspension of licenses, fines and criminal penalties.

The policies of the FDA, the national competent authorities of the EU Member States, the EMA, the European Commission and other applicable comparable foreign regulatory may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval and marketing authorization, and the sale and promotion of our product candidates. For instance, the regulatory landscape related to clinical trials in the EU recently evolved. The EU Clinical Trials Regulation, or CTR, which was adopted in April 2014 and repeals the EU Clinical Trials Directive, became applicable on January 31, 2022. The CTR allows sponsors to make a single submission to both the competent authority and an ethics committee in each EU Member State, leading to a single decision for each EU Member State. The assessment procedure for the authorization of clinical trials has been harmonized as well, including a joint assessment by all EU Member States concerned, and a separate assessment by each EU Member State with respect to specific requirements related to its own territory, including ethics rules. Each EU Member State’s decision is communicated to the sponsor via the centralized EU portal. Once the clinical trial approved, clinical study development may proceed. The CTR foresees a three-year transition period. The extent to which ongoing and new clinical trials will be governed by the CTR varies. For clinical trials in relation to which application for approval was made on the basis of the Clinical Trials Directive before January 31, 2022, the Clinical Trials Directive will continue to apply on a transitional basis for three years. Additionally, sponsors could choose to submit a clinical trial application under either the Clinical Trials Directive or the CTR until January 31, 2023 and, if authorized, those will be governed by the Clinical Trials Directive until January 31, 2025. By that date, all ongoing trials will become subject to the provisions of the CTR. Compliance with the CTR requirements by us and our third-party service providers, such as CROs, may impact our developments plans.

It is currently unclear to what extent the UK will seek to align its regulations with the EU in the future. The UK regulatory framework in relation to clinical trials is derived from existing EU legislation (as implemented into UK law, through secondary legislation). However, the Retained EU Law (Revocation and Reform) Bill published in late 2022 which is intended to remove all EU-derived legislation from the UK statute book by the end of 2023, may result in a divergence of approach between the EU and the UK.

On January 17, 2022, the UK Medicines and Healthcare products Regulatory Agency, or MHRA, launched an eight-week consultation on reframing the UK legislation for clinical trials. The consultation closed on March 14, 2022 and aims to streamline clinical trials approvals, enable innovation, enhance clinical trials transparency, enable greater risk proportionality, and promote patient and public involvement in clinical trials. The outcome of the consultation will be closely watched and will determine whether the UK chooses to align with the regulation or diverge from it to maintain regulatory flexibility. A decision by the UK not to closely align its regulations with the new approach that will be adopted in the EU may have an effect on the cost of conducting clinical trials in the UK as opposed to other countries and/or make it harder to seek a marketing authorization in the EU for our product candidates on the basis of clinical trials conducted in the UK.

If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, our development plans may be impacted, we may lose any regulatory approval that we may have obtained, and be subject to civil, criminal and administrative enforcement, which would adversely affect our business, prospects and ability to achieve or sustain profitability.

The regulatory pathway for our product candidate, MIN-301, has not yet been determined in the US. Depending on the pathway, we may be subject to different regulatory requirements.

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

As product candidates are developed through pre-clinical to late stage clinical trials towards approval and commercialization, it is common that various aspects of the development program, such as manufacturing methods and formulation, are altered in an effort to optimize processes and results. Such changes carry the risk that they will not achieve these intended objectives. Any of these changes could cause our product candidates to perform differently and affect the results of planned clinical trials or future clinical trials to be conducted with the altered materials. Such changes may also require additional testing, notification to the FDA or comparable foreign regulatory authorities or approval from, the FDA or comparable foreign regulatory authorities. This could delay completion of clinical trials, require the conduct of bridging clinical trials or the repetition of one or more clinical trials, increase clinical trial costs, delay approval of our product candidates and/or jeopardize our ability to commence product sales and generate revenue.

Our failure to obtain regulatory approval in additional international jurisdictions would prevent us from marketing our product candidates outside the European Union and the United States.

We plan to seek regulatory approval to commercialize our product candidates in the European Union and the United States. We also expect to seek regulatory approval in additional foreign countries. To market and sell our products in other jurisdictions, we must obtain separate regulatory approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval may differ substantially from that required to obtain European Commission or FDA approval. The regulatory approval process outside the European Union and United States generally includes risks substantially similar to those associated with obtaining European Commission or FDA approval. In addition, in many countries outside the United States, we must secure product price and reimbursement approvals before regulatory authorities will approve the product for sale in that country or within a short time after receiving such regulatory approval. Obtaining foreign regulatory approvals and compliance with foreign regulatory requirements could result in significant delays, difficulties and costs for us and could delay or prevent the introduction of our products in certain countries. Further, clinical trials conducted in one country may not be accepted by regulatory authorities in other countries and regulatory approval in one country does not ensure approval in any other country, while a failure or delay in obtaining regulatory approval in one country may have a negative effect on the regulatory approval process in others. Also, regulatory approval for any of our product candidates may be withdrawn. If we fail to comply with the regulatory requirements in international markets or do not receive applicable regulatory approvals, our target market will be reduced and our ability to realize the full market potential of our product candidates will be harmed and our business will be adversely affected. We may not obtain foreign regulatory approvals on a timely basis, if at all, especially because some foreign jurisdictions require prior approval of a treatment by the domestic regulatory authority. Our failure to obtain approval of any of our product candidates by regulatory authorities in another country may significantly diminish the commercial prospects of that product candidate and our business prospects could decline.

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

There are numerous currently approved therapies for treating the same diseases or indications for which our product candidates may be useful and many of these currently approved therapies act through mechanisms similar to our product candidates. Many of these approved drugs are well-established therapies or products and are widely accepted by physicians, patients and third-party payors. Some of these drugs are branded and subject to patent protection and regulatory exclusivity, while others are available on a generic basis. Insurers and other third-party payors may encourage the use of generic products or specific branded products. Moreover, it is difficult to predict the effect that introduction of biosimilars into the market will have on sales of the reference biologic product, which will depend on the FDA’s, or comparable foreign regulatory authorities, standards for interchangeability, the structure of government and commercial managed care formularies, and applicable laws on substitution of biosimilars. We expect that if our product candidates are approved, they will be priced at a significant premium over competitive generics and biosimilars. This may make it difficult for us to differentiate our products from currently approved therapies, which may adversely impact our business strategy. In addition, any new product that competes with an approved product must demonstrate compelling advantages in efficacy, convenience, tolerability, and safety in order to overcome price competition and to be commercially successful. If we are not able to compete effectively against our current and future competitors, our business will not grow and our financial condition and operations will suffer. Moreover, many companies are developing new therapeutics, and we cannot predict what the standard of care will be as our product candidates progress through clinical development.

Even if any of our drug candidates receives regulatory approval, it may fail to achieve the degree of market acceptance by physicians, patients, third-party payors and others in the medical community necessary for commercial success.

If any of our drug candidates receives regulatory approval, it may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors and others in the medical community necessary for commercial success. If our drug candidates do not achieve an adequate level of acceptance, we may not generate significant revenue from drug sales and we may not become profitable. Our commercial success also depends on coverage and adequate reimbursement of our products by third-party payors, including government payors, which may be difficult or time-consuming to obtain, may be limited in scope or may not be obtained in all jurisdictions in which we may seek to market our products. The degree of market acceptance of our drug candidates, if approved for commercial sale, will depend on a number of factors, including:

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

The laws that govern regulatory approvals, pricing and reimbursement for new drug products vary widely from country to country. Current and future legislation may significantly change the approval requirements in ways that could involve additional costs and cause delays in obtaining approvals. In many countries, the pricing review period begins after marketing or product licensing approval is granted. Some countries require approval of the sale price of a drug before it can be marketed or soon thereafter. Additionally, in some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we might obtain regulatory approval for a product in a particular country, but then be subject to price regulations that delay our commercial launch of the product, possibly for lengthy time periods, which could negatively impact the revenues we generate from the sale of the product in that particular country. Adverse pricing limitations may hinder our ability to recoup our investment in one or more product candidates even if our product candidates obtain regulatory approval.

In international markets, reimbursement and healthcare payment systems vary significantly by country, and many countries have instituted price ceilings on specific products and therapies. In the European Union, the pricing and reimbursement schemes of medicinal products is governed by the national legislation of each EU Member State and also vary widely from country to country. In these countries, pricing negotiations with governmental authorities can take considerable time after receipt of regulatory approval for a product. Some countries provide that products may be marketed only after a reimbursement price has been agreed. Some countries may require the completion of additional studies that compare the cost-effectiveness of a particular product candidate to currently available therapies (so called health technology assessments) in order to obtain reimbursement or pricing approval.

In addition, there can be considerable pressure by governments and other stakeholders on prices and reimbursement levels, including as part of cost containment measures in the current economic climate in the European Union. There is very limited harmonization between EU Member States regarding pricing and reimbursement practices.

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

Moreover, in the European Economic Area some countries require the completion of additional studies that compare the cost-effectiveness of a particular medicinal product candidate to currently available therapies. This Health Technology Assessment, or HTA process, which is currently governed by the national laws of the individual EU Member States, is the procedure according to which the assessment of the public health impact, therapeutic impact and the economic and societal impact of use of a given medicinal product in the national healthcare systems of the individual country is conducted. The outcome of HTA regarding specific medicinal products will often influence the pricing and reimbursement status granted to these medicinal products by the competent authorities of individual EU Member States. On January 31, 2018, the European Commission adopted a proposal for a regulation on health technologies assessment. The proposed regulation is intended to boost cooperation among EU Member States in assessing health technologies, including new medicinal products, and providing the basis for cooperation at EU level for joint clinical assessments in these areas. In December 2021 the HTA Regulation was adopted and entered into force on 11 January 2022. It will apply from 2025.

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

We cannot be sure that coverage and reimbursement will be available for any product that we commercialize and, if reimbursement is available, what the level of reimbursement will be. Coverage and reimbursement may impact the demand for, or the price of, any product candidate for which we obtain regulatory approval. If coverage and reimbursement are not available or reimbursement is available only to limited levels, we may not successfully commercialize any product candidate for which we obtain regulatory approval.

There may be significant delays in obtaining coverage and reimbursement for newly approved drugs, and coverage may be more limited than the purposes for which the drug is approved by the European Commission, FDA or comparable foreign regulatory authorities. Moreover, eligibility for coverage and reimbursement does not imply that a drug will be paid for in all cases or at a rate that covers our costs, including research, development, manufacture, sale and distribution. Interim reimbursement levels for new drugs, if applicable, may also not be sufficient to cover our costs and may only be temporary. Reimbursement rates may vary according to the use of the drug and the clinical setting in which it is used, may be based on reimbursement levels already set for lower cost drugs and may be incorporated into existing payments for other services. Prices paid for a drug also vary depending on the class of trade. Prices charged to government customers and certain customers that receive federal funds are subject to price controls, and private institutions may obtain discounts through group purchasing organizations or use formularies to leverage discounts. Net prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the United States. Our inability to promptly obtain coverage and profitable reimbursement rates from both government-funded and private payors for any approved products that we develop could have a material adverse effect on our operating results, our ability to raise capital needed to commercialize products and our overall financial condition.

Additionally, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Presidential executive orders, Congressional inquiries and proposed federal and proposed and enacted state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. For example, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the U.S. Department of Health and Human Services (“HHS”) released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. Further, on August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 (“IRA”) into law which, among other things, (1) directs HHS to negotiate the price of certain single-source drugs and biologics covered under Medicare and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions will take effect progressively starting in fiscal year 2023, although they may be subject to legal challenges. It is currently unclear how the IRA will be implemented but is likely to have a significant impact on the pharmaceutical industry. Further, the Biden administration released an additional executive order on October 14, 2022, directing HHS to submit a report on how the Center for Medicare and Medicaid Innovation can be further leveraged to test new models for lowering drug costs for Medicare and Medicaid beneficiaries. It is unclear whether this executive order or similar policy initiatives will be implemented in the future. At the state level, legislatures are passing increasing amounts of legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

Recently enacted and future legislation may increase the difficulty and cost for us to commercialize our product candidates and affect the prices we may obtain.

In the United States and many foreign jurisdictions, the legislative landscape continues to evolve. There have been a number of enacted or proposed legislative and regulatory changes affecting the healthcare system and pharmaceutical industry that could, among other things, prevent or delay regulatory approval of our product candidates, restrict or regulate post-approval activities and affect our ability to profitably sell any product candidate for which we obtain regulatory approval.

For example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, “ACA”) broadened access to health insurance, reduced or constrained the growth of healthcare spending, enhanced remedies against healthcare fraud and abuse, add imposed new transparency requirements for healthcare and health insurance industries, imposed new taxes and fees on pharmaceutical manufacturers and imposed additional health policy reforms. Since the ACA’s enactment, there have been executive, judicial and Congressional challenges to certain aspects of the ACA. For example, on June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress.

In addition, the IRA, among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and creating a new manufacturer discount program. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is unclear how any such challenges and additional healthcare reform measures of the Biden administration will impact the ACA and our business.

Further, Congress is considering additional health reform measures. We expect that healthcare reform measures that may be adopted in the future may result in more rigorous coverage criteria and lower reimbursement, and in additional downward pressure on the price that may be charged for any of our product candidates, if approved.

Many EU Member States periodically review their reimbursement procedures for medicinal products, which could have an adverse impact on reimbursement status. We expect that legislators, policymakers and healthcare insurance funds in the EU Member States will continue to propose and implement cost-containing measures, such as lower maximum prices, lower or lack of reimbursement coverage and incentives to use cheaper, usually generic, products as an alternative to branded products, and/or branded products available through parallel import to keep healthcare costs down.

Moreover, in order to obtain reimbursement for our products in some European countries, including some EU Member States, we may be required to compile additional data comparing the cost-effectiveness of our products to other available therapies. Health Technology Assessment, or HTA, of medicinal products is becoming an increasingly common part of the pricing and reimbursement procedures in some EU Member States, including those representing the larger markets. The HTA process is the procedure to assess therapeutic, economic and societal impact of a given medicinal product in the national healthcare systems of the individual country. The outcome of an HTA will often influence the pricing and reimbursement status granted to these medicinal products by the competent authorities of individual EU Member States. The extent to which pricing and reimbursement decisions are influenced by the HTA of the specific medicinal product currently varies between EU Member States.

In December 2021, Regulation No 2021/2282 on Health Technology Assessment, or HTA, amending Directive 2011/24/EU, was adopted in the EU. This Regulation, which entered into force in January 2022 and will apply as of January 2025, is intended to boost cooperation among EU Member States in assessing health technologies, including new medicinal products, and providing the basis for cooperation at EU level for joint clinical assessments in these areas. The Regulation foresees a three-year transitional period and will permit EU Member States to use common HTA tools, methodologies, and procedures across the EU, working together in four main areas, including joint clinical assessment of the innovative health technologies with the most potential impact for patients, joint scientific consultations whereby developers can seek advice from HTA authorities, identification of emerging health technologies to identify promising technologies early, and continuing voluntary cooperation in other areas. Individual EU Member States will continue to be responsible for assessing non-clinical (e.g., economic, social, ethical) aspects of health technologies, and making decisions on pricing and reimbursement. If we are unable to maintain favorable pricing and reimbursement status in EU Member States for product candidates that we may successfully develop and for which we may obtain regulatory approval, any anticipated revenue from and growth prospects for those products in the EU could be negatively affected.

Legislators, policymakers and healthcare insurance funds in the EU may continue to propose and implement cost-containing measures to keep healthcare costs down; particularly due to the financial strain that the COVID-19 pandemic has placed on national healthcare systems of the EU Member States. These measures could include limitations on the prices we would be able to charge for product candidates that we may successfully develop and for which we may obtain regulatory approval or the level of reimbursement available for these products from governmental authorities or third-party payors. Further, an increasing number of EU and other foreign countries use prices for medicinal products established in other countries as “reference prices” to help determine the price of the product in their own territory. Consequently, a downward trend in prices of medicinal products in some countries could contribute to similar downward trends elsewhere.

Our international operations are subject to foreign currency and exchange rate risks.

Because we plan to continue to conduct our clinical trials in Europe, we are exposed to currency fluctuations and exchange rate risks. The costs of our CROs may be incurred in Euros and we may pay them in Euros, or other currencies, however, we expect to keep the substantial portion of our cash, cash equivalents, marketable securities and private placement transactions, in United States Dollars. Therefore, fluctuations in foreign currencies, especially the Euro, could significantly impact our costs of conducting clinical trials. In addition, we may have to seek additional funding earlier than expected, which may not be available on acceptable terms or at all. Changes in the applicable currency exchange rates might negatively affect the profitability and business prospects of the third parties conducting our future clinical trials. This might cause such third parties to demand higher fees or discontinue their operations. These situations could in turn increase our costs or delays our clinical development, which could have a material adverse effect on our business, financial condition and results of operations.

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
•
economic weakness, including inflation, political instability in particular foreign economies and markets, such as the instability caused by Russia’s invasion of Ukraine, or public health issues or pandemics, such as the COVID-19 pandemic;
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
•
tighter restrictions on privacy and the collection and use of patient data; and
•
business interruptions resulting from geopolitical actions, including political instability, hostilities, war and terrorism, such as the war in Ukraine, or natural disasters including pandemics, earthquakes, typhoons, floods and fires.

If any of these issues were to occur, our business could be materially harmed.

The United Kingdom’s withdrawal from the EU may have a negative effect on global economic conditions, financial markets and our business, which could reduce the price of our common shares.

Following the result of a referendum in 2016, the United Kingdom left the EU on January 31, 2020, commonly referred to as Brexit. Pursuant to the formal withdrawal arrangements agreed between the United Kingdom and the EU, the United Kingdom, or the UK, was subject to a transition period until December 31, 2020, or the Transition Period, during which EU rules continued to apply. The UK and the EU have signed a EU-UK Trade and Cooperation Agreement, or TCA, which became provisionally applicable on January 1, 2021 and entered into force on May 1, 2021. This agreement provides details on how some aspects of the UK and EU’s relationship will operate going forwards however there are still many uncertainties. The TCA primarily focuses on ensuring free trade between the EU and the UK in relation to goods, including medicinal products. Although the body of the TCA includes general terms which apply to medicinal products, greater detail on sector-specific issues is provided in an Annex to the TCA. The Annex provides a framework for the recognition of Good Manufacturing Practice, or GMP, inspections and for the exchange and acceptance of official GMP documents. The regime does not, however, extended to procedures such as batch release certification. Among the changes that have occurred are that Great Britain (England, Scotland and Wales) is treated as a “third country,” a country that is not a member of the EU and whose citizens do not enjoy the EU right to free movement. Northern Ireland continues to follow many aspects of the EU regulatory rules, particularly in relation to trade in goods. As part of the TCA, the EU and the UK recognize GMP inspections carried out by the other party and the acceptance of official GMP documents issued by the other party. The TCA also encourages, although it does not oblige, the parties to consult one another on proposals to introduce significant changes to technical regulations or inspection procedures. Among the areas of absence of mutual recognition are batch testing and batch release. The UK has unilaterally agreed to accept EU batch testing and batch release. However, the EU continues to apply EU laws that require batch testing and batch release to take place in the EU territory. This means that medicinal products that are tested and released in the UK must be retested and re-released when entering the EU market for commercial use. As it relates to marketing authorizations, Great Britain has a separate regulatory submission process, approval process and a separate national marketing authorization. Northern Ireland continues, however, to be covered by the marketing authorizations granted by the European Commission. For example, the scope of a marketing authorization for a medicinal product granted by the European Commission or by the competent authorities of EU Member States will no longer encompass Great Britain (England, Scotland and Wales). In these circumstances, a separate marketing authorization granted by the UK competent authorities is required to place medicinal products on the market in Great Britain. Northern Ireland continues, however, to be covered by the marketing authorizations granted by the European Commission.

Since a significant proportion of the regulatory framework in the UK applicable to our business and our product candidates is derived from EU Directives and Regulations, Brexit, following the Transition Period, could materially impact the regulatory regime with respect to the development, manufacture, importation, approval and commercialization of our product candidates in the UK or the EU, now that UK legislation has the potential to diverge from EU legislation. All of these changes could increase our costs and otherwise adversely affect our business. Any delay in obtaining, or an inability to obtain, any regulatory approvals, as a result of Brexit or otherwise, would prevent us from commercializing our product candidates in the UK or the EU and restrict our ability to generate revenue and achieve and sustain profitability.

In addition, we may be required to pay taxes or duties or be subjected to other hurdles in connection with the importation of our product candidates into the EU. If any of these outcomes occur, we may be forced to restrict or delay efforts to seek regulatory approval in the UK or the EU for our product candidates, or incur significant additional expenses to operate our business, which could significantly and materially harm or delay our ability to generate revenues or achieve profitability of our business. Any further changes in international trade, tariff and import/export regulations as a result of Brexit or otherwise may impose unexpected duty costs or other non-tariff barriers on us. These developments, or the perception that any of them could occur, may significantly reduce global trade and, in particular, trade between the impacted nations and the UK. It is also possible that Brexit may negatively affect our ability to attract and retain employees, particularly those from the EU.

If we are not successful in attracting and retaining highly qualified personnel, we may not be able to successfully implement our business strategy.

Our ability to compete in the highly competitive biotechnology and pharmaceuticals industries depends upon our ability to attract and retain highly qualified managerial, scientific and medical personnel. We are highly dependent on our management, scientific and medical personnel, especially Dr. Remy Luthringer, whose services are critical to the successful implementation of our product candidate development and regulatory strategies. We do not maintain “key man” insurance policies on the lives of these individuals or the lives of any of our other employees. In order to induce valuable employees to continue their employment with us, we have provided stock options that vest over time and performance-based restricted stock units. The value to employees of such equity grants that vest over time is significantly affected by movements in our stock price that are beyond our control, and may at any time be insufficient to counteract more lucrative offers from other companies. In addition, if performance conditions in these awards, to the extent applicable, are not met or if our stock-based compensation otherwise ceases to be viewed as a valuable benefit, our ability to attract, retain and motivate personnel could be weakened, which could harm our business.

Despite our efforts to retain valuable employees, members of our management, scientific and development teams generally may terminate their employment with us, with or without good reason, upon written notice to us. Pursuant to their employment arrangements, some of our executive officers may voluntarily terminate their employment at any time by providing as little as thirty days advance notice. Our employment arrangements, other than those with our executive officers, provide for at-will employment, which means that any of our employees (other than our executive officers) could leave our employment at any time, with or without notice. The loss of the services of any of our executive officers or other key employees and our inability to find suitable replacements could potentially harm our business, financial condition and prospects. Our success also depends on our ability to continue to attract, retain and motivate highly skilled junior, mid-level, and senior managers as well as junior, mid-level, and senior scientific and medical personnel.

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

As of December 31, 2022, we had 9 full-time employees. As our development and commercialization plans and strategies develop, we expect to need additional managerial, operational, sales, marketing, financial and other resources. Future growth would impose significant added responsibilities on members of management, including:

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

We are exposed to the risk of employee fraud or other misconduct. Misconduct by employees and independent contractors, such as principal investigators, CROs, manufacturers, consultants, commercial partners and vendors, could include failures to comply with regulations of the FDA or comparable foreign regulatory authorities, to provide accurate information to the FDA or comparable foreign regulatory authorities to comply with manufacturing standards we have established, to comply with US federal and state healthcare fraud and abuse laws and comparable foreign regulatory requirements, to report financial information or data accurately or to disclose unauthorized activities to us. For example, in our Phase 3 trial of roluperidone for the treatment of negative symptoms of schizophrenia, one clinical site that recruited 17 patients reported implausible behavioral (schizophrenia symptoms) and physiological (blood pressure) data. As a result, these 17 patients were excluded and made part of an mITT analysis set. Sales, marketing and other business arrangements in the healthcare industry are subject to extensive laws intended to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws may restrict or prohibit a wide range of business activities, including, but not limited to certain activities related to research, manufacturing, distribution, pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Employee and independent contractor misconduct could also involve the improper use of individually identifiable information, including, without limitation, information obtained in the course of clinical trials, which could result in sanctions, monetary penalties, and serious harm to our reputation. In addition, federal procurement laws impose substantial penalties for misconduct in connection with government contracts and require certain contractors to maintain a code of business ethics and conduct.

We have adopted a code of business ethics and conduct, but it is not always possible to identify and deter employee and independent contractor misconduct, and the precautions we take to detect and prevent improper activities may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with such laws or regulations. If any such actions are instituted against us, those actions could have a significant impact on our business, including the imposition of civil, criminal and administrative penalties, damages, monetary fines, disgorgement, individual imprisonment, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs or comparable foreign programs, contractual damages, reputational harm, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, diminished profits and future earnings and curtailment or restructuring of our operations, any of which could adversely affect our ability to operate.

Any relationships with healthcare professionals, principal investigators, consultants, customers (actual and potential) and third-party payors in connection with our current and future business activities may and may continue to be subject, directly or indirectly, to federal and state healthcare fraud and abuse laws, false claims laws, marketing expenditure tracking and disclosure (or “sunshine”) laws, government price reporting, and health information privacy and security laws, as well as equivalent foreign legislation. If we are unable to comply, or have not fully complied, with such laws, we could face penalties, contractual damages, reputational harm, diminished profits and future earnings and curtailment or restructuring of our operations.

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
•
HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (“HITECH”), and their respective implementing regulations, which impose requirements on certain covered healthcare providers, health plans and healthcare clearinghouses as well as their respective business associates and covered subcontractors that perform services for them that involve individually identifiable health information, relating to the privacy, security and transmission of individually identifiable health information without appropriate authorization, including mandatory contractual terms as well as directly applicable privacy and security standards and requirements.
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

In addition, any sales of our products or product candidates once commercialized outside the United States will also likely subject us to foreign equivalents of the healthcare laws mentioned above. Outside the United States, interactions between pharmaceutical companies and health care professionals are governed by strict laws such as national anti-bribery laws of European countries, national sunshine rules, regulations, industry self-regulation codes of conduct and physicians’ codes of professional conduct. These laws may include, for instance, the UK Bribery Act 2010 other national anti-corruption legislation related to EU Member States’ adherence to the OECD Convention on Combating Bribery of Foreign Public Officials in International Business Transactions, European Union consumer laws protecting against defective products, including the Product Liability Directive 85/374/EEC, the UK ABPI Code of Practice as well as the French “Bertrand Law” and related Decrees and Ordinances Imposing Transparency requirements on manufacturers in their interactions with French health care professionals. Failure to comply with these requirements could result in reputational risk, public reprimands, administrative penalties, fines or imprisonment.

Efforts to ensure that our business arrangements will comply with applicable healthcare laws may involve substantial costs. It is possible that governmental and enforcement authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law interpreting applicable fraud and abuse or other healthcare laws. If our operations are found to be in violation of any of the laws described above or any other governmental regulations that apply to us, we may be subject to, without limitation, significant civil, criminal and administrative penalties, damages, monetary fines, disgorgement, individual imprisonment, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs or comparable foreign programs, contractual damages, reputational harm, diminished profits and future earnings, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws and curtailment or restructuring of our operations, any of which could adversely affect our ability to operate.

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

We are subject to stringent and evolving United States and foreign laws, regulations, rules, contractual obligations, policies and other obligations related to data privacy and security, including the European Union’s General Data Protection Regulation (“EU GDPR”) and the United Kingdom’s General Data Protection Regulation (“UK GDPR”). New privacy rules are being enacted in the United States and globally, and existing ones are being expanded, updated and strengthened.

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

In addition to that Regulation itself, the GDPR provides that EEA Member States may make their own further laws and regulations to introduce specific requirements related to the processing of “special categories of personal data,” including personal data related to health and genetic information, which we may process in the context of clinical trials. The UK Data Protection Act of 2018 complements the UK GDPR in this regard. This may lead to greater divergence on the law that applies to the processing of such types of personal data across the EEA and/or UK, compliance with which, as and where applicable, may increase our costs and could increase our overall compliance risk. For example, in France, the conduct of clinical trials is subject to compliance with reference methodologies (such as MR-001) imposing stringent rules to process health-related data. Such country-specific regulations could also limit our ability to collect, use and share data in the context of our EEA and/or UK operations, and/or could cause our compliance costs to increase, ultimately having an adverse impact on our business and harming our business and financial condition.

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

As a particular issue, the GDPR imposes strict rules on the transfer of personal data out of the EEA and UK to the United States and similar “third countries”. Although one of the primary mechanisms for transferring personal data to the United States (known as the “EU-U.S. Privacy Shield”) was invalidated in July 2020, alternative solutions exist that may still serve as a valid mechanism by which entities can validly transfer personal data that is subject to the GDPR to recipients in jurisdictions outside the EEA and UK, which have not been found to provide an adequate level of protection for the purposes of the GDPR, which would include the United States. For example, such transfers may rely on the European Commission’s Standard Contractual Clauses or similar approved-form “appropriate safeguards” (such as the UK “International Data Transfer Agreement”); however, these safeguards require parties that rely upon them to comply with onerous obligations, such as conducting “transfer impact assessments” to determine whether additional measures are need to supplement such safeguards to protect the transferred personal data effectively. Furthermore, relevant regulatory guidance appears to conclude that no combination of such supplementary measures could be sufficient to allow effective reliance on these safeguards in the context of transfers of unencrypted personal data to recipients in third countries where public authorities have excessive powers to access and surveil the transferred personal data – which may, according to relevant case law and regulatory guidance, include the United States in certain circumstances. At present, there are few, if any, viable alternatives to these safeguards for many transfers.

In addition, although the European Commission adopted an adequacy decision in relation to the United Kingdom, which provides some relief regarding the legality of continued personal data flows from the EEA to the UK, some uncertainty remains, as this adequacy decision must be renewed after four years and may be modified or revoked in the interim. If the adequacy decision is withdrawn, modified or revoked, transfers of personal data from the EEA to the UK may require an alternative ‘transfer mechanism’ and we may be required to implement new processes and put new agreements in place, such as the above-mentioned Standard Contractual Clauses, to enable transfers of personal data from the EEA to the UK to continue, which could disrupt our operations.

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

Moreover, despite our efforts, our personnel or third parties on whom we rely may fail to comply with privacy and security obligations, which could negatively impact our business operations. If we or the third parties on which we rely fail, or are perceived to have failed, to address or comply with applicable data privacy and security obligations, we could face significant consequences, including but not limited to: government enforcement actions (e.g., investigations, fines, penalties, audits, inspections, and similar); litigation (including class-action claims); additional reporting requirements and/or oversight; bans on processing personal data; and orders to destroy or not use personal data.

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

In addition, the California Privacy Rights Act of 2020 (“CPRA”), effective January 1, 2023, expands the CCPA’s requirements, adds a new right for individuals to correct their personal information, and establishes a new regulatory agency to implement and enforce the law. Other states, such as Virginia, Colorado and Utah, have also passed comprehensive privacy laws, and similar laws are being considered in several other states. While these states, like the CCPA, also exempt some data processed in the context of clinical trials, these developments may further complicate compliance efforts, and may increase legal risk and compliance costs for us, the third parties upon whom we rely. In addition, data privacy and security laws have been proposed at the federal, state, and local levels in recent years, which could further complicate compliance efforts.

Outside the United States, an increasing number of laws, regulations, and industry standards may apply to data privacy and security, including the GDPR, as described in preceding risk factors, imposes strict requirements for processing personal data, and violators of these laws face significant penalties.

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

In the ordinary course of our business, we or the third parties upon which we rely, may process proprietary, confidential, and sensitive data, including personal data (such as health-related data and data related to clinical trials), intellectual property, and trade secrets (collectively, sensitive information). We may rely upon third-party service providers and technologies to operate critical business systems to process sensitive information in a variety of contexts, including, without limitation, third-party providers of cloud-based infrastructure, encryption and authentication technology, employee email, content delivery to customers, and other functions. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. While we may be entitled to damages if our third-party service providers fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award. In addition, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties’ infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised. We may also share or receive sensitive information with or from third parties.

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

In particular, ransomware attacks, including by organized criminal threat actors, nation-states, and nation-state-supported actors, are becoming increasingly prevalent and severe and can lead to significant interruptions in our operations, loss of data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. Similarly, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties and infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our information technology systems or the third-party information technology systems that support us and our services. Future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. Remote work has become more common and has increased risks to our information technology systems and data, as more of our employees utilize network connections, computers and devices outside our premises or network, including working at home, while in transit and in public locations.

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

While we have implemented security measures designed to protect against security incidents, there can be no assurance that these measures, or those of a third party upon whom we rely, will be effective. For example, an external contractor experienced a cyberattack in 2019, which resulted in a disruption to patient recruitment in our Phase 3 clinical trial of roluperidone. We may be unable in the future to detect vulnerabilities in our information technology systems. We take steps to detect and remediate vulnerabilities, but we may not be able to detect and remediate all vulnerabilities because the threats and techniques used to exploit the vulnerability change frequently and are often sophisticated in nature. Therefore, such vulnerabilities could be exploited but may not be detected until after a security incident has occurred. These vulnerabilities pose material risks to our business. Despite our efforts to identify and address vulnerabilities, if any, in our information technology systems, our efforts may not be successful. Further, we may experience delays in developing and deploying remedial measures designed to address any such identified vulnerabilities.

Applicable data privacy and security obligations may require us to notify relevant stakeholders of security incidents. Such disclosures are costly, and the disclosure or the failure to comply with such requirements could lead to adverse consequences. If we (or a third party upon whom we rely) experience a security incident or are perceived to have experienced a security incident, we may experience adverse consequences. These consequences may include: government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing sensitive information (including personal data); litigation (including class claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; interruptions in our operations (including availability of data); financial loss; and other similar harms. Security incidents and attendant consequences may negatively impact our ability to grow and operate our business. In addition to experiencing a security incident, third parties may gather, collect, or infer sensitive information about us from public sources, data brokers, or other means that reveals competitively sensitive details about our organization and could be used to undermine our competitive advantage or market position.

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

We plan to rely upon third-party CROs to monitor and manage data for our future clinical programs. We will rely on these parties for execution of our clinical trials, and control only certain aspects of their activities. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol and legal, regulatory and scientific standards, and our reliance on the CROs does not relieve us of our regulatory responsibilities. We and our CROs are required to comply with current GCPs, which are regulations and guidelines enforced by the FDA, the national competent authorities of EEA countries and comparable foreign regulatory authorities for all of our products in clinical development. Regulatory authorities enforce these GCPs through periodic unannounced inspections of trial sponsors, principal investigators and trial sites. If we or any of our CROs fail to comply with applicable GCP, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials comply with GCP requirements. In addition, we must conduct our clinical trials with product produced under cGMP requirements. Failure to comply with these regulations may require us to repeat pre-clinical and clinical trials, which would delay the regulatory approval process.

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

We do not have any manufacturing facilities. For our product candidates, we rely, and expect to continue to rely, on third parties for the manufacturing of our drug candidates for pre-clinical and clinical testing, as well as for commercial manufacture if any of our drug candidates receive regulatory approval. This reliance on third parties increases the risk that we will not have sufficient quantities of our drug candidates or drugs, or such quantities at an acceptable cost or quality, which could delay, prevent or impair our ability to timely conduct our clinical trials or our other development or commercialization efforts.

We also expect to rely on third-party manufacturers or third-party collaborators for the manufacturing of commercial supply of any other drug candidates for which we or our collaborators obtain regulatory approval. We may be unable to establish any agreements with third-party manufacturers or to do so on acceptable terms. Even if we are able to establish agreements with third-party manufacturers, reliance on third-party manufacturers entails additional risks, including:

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

Moreover, the facilities used by our contract manufacturers to manufacture our products must be approved by the FDA pursuant to inspections that will be conducted after we submit our marketing application to the FDA. Other comparable foreign regulatory authorities have comparable requirements and powers. We, our contract manufacturers, any future collaborators and their contract manufacturers could be subject to periodic unannounced inspections by the FDA or other comparable foreign regulatory authorities, to monitor and ensure compliance with cGMP. Despite our efforts to audit and verify regulatory compliance, one or more of our third-party manufacturing vendors may be found. While we are ultimately responsible for the manufacture of our product candidates, other than through our contractual arrangements, we do not control the manufacturing process of, and are completely dependent on, our contract manufacturing partners for compliance with cGMP requirements, for manufacture of both active drug substances and finished drug products. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or other comparable regulatory authorities, we will not be able to secure and/or maintain regulatory approval for their manufacturing facilities. In addition, other than through our contractual agreements, we have no control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of our product candidates or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our product candidates, if approved.

Further, our suppliers are subject to regulatory requirements, covering manufacturing, testing, quality control, and record keeping relating to our product candidates, and subject to ongoing inspections by the regulatory authorities. Failure by any of our suppliers to comply with applicable regulations may result in long delays and interruptions to our manufacturing capacity while we seek to secure another supplier that meets all regulatory requirements, as well as market disruption related to any necessary recalls or other corrective actions.

Third-party manufacturers may not be able to comply with cGMP, regulations or similar regulatory requirements outside the United States. If on regulatory inspection by the FDA or other comparable foreign regulatory authorities, one or more of our third-party manufacturing vendors are found to be to be noncompliant with cGMP regulation, this may result in shutdown of the third-party vendor or invalidation of drug product lots or processes. In some cases, a product recall may be warranted or required, which would materially affect our ability to supply and market our drug products.

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

Our drug candidates and any drugs that we may develop may compete with other drug candidates and drugs for access to manufacturing facilities. There are a limited number of manufacturers that operate under cGMP regulations and that might be capable of manufacturing for us. Any performance failure on the part of our existing or future manufacturers could delay clinical development or regulatory approval. We do not currently have arrangements in place for redundant supply or a second source for bulk drug substance. If our current contract manufacturers cannot perform as agreed, we may be required to replace such manufacturers and we may incur added costs and delays in identifying and qualifying any such replacement.

Our current and anticipated future dependence upon others for the manufacturing of our drug candidates or drugs may adversely affect our future profit margins and our ability to commercialize any drugs that receive regulatory approval on a timely and competitive basis.

If our third-party manufacturers use hazardous and biological materials in a manner that causes injury or violates applicable law, we may be liable for damages.

Our research and development activities involve the controlled use of potentially hazardous substances, including chemical and biological materials, by our third-party manufacturers. Our manufacturers are or will be subject to supranational, national, federal, state and local laws in the United States and in Europe governing the use, manufacture, storage, handling and disposal of medical, radioactive and hazardous materials. Although we believe that our manufacturers’ procedures for using, handling, storing and disposing of these materials comply with legally prescribed standards, we cannot completely eliminate the risk of contamination or injury resulting from medical, radioactive or hazardous materials. As a result of any such contamination or injury, we may incur liability or local, city, state, federal authorities or other equivalent national authorities may curtail the use of these materials and interrupt our business operations. In the event of an accident, we could be held liable for damages or penalized with fines, and the liability could exceed our resources. We do not have any insurance for liabilities arising from medical radioactive or hazardous materials. Compliance with applicable environmental laws is expensive, and current or future environmental regulations may impair our research, development and production efforts, which could harm our business, prospects, financial condition or results of operations.

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

We exclusively license roluperidone, our lead product candidate, from MTPC, with the rights to develop, sell and import roluperidone globally, excluding most of Asia. If our license agreement with MTPC was terminated, it could have a material impact on our operations.

Substantial potential future milestone payments from Royalty Pharma depend on the development and commercialization of seltorexant. We may be obligated to make payments to Royalty Pharma even if Janssen breaches its obligations to pay us.

On January 19, 2021, we entered into an agreement with Royalty Pharma under which Royalty Pharma acquired our royalty interest in seltorexant for an upfront payment of $60 million and up to $95 million in future milestone payments that are contingent upon the achievement of certain clinical, regulatory and commercial milestones for seltorexant by Janssen Pharmaceutica NV, one of the Janssen Pharmaceutical Companies of Johnson & Johnson (“Janssen”), or any other party in the event that Janssen sells seltorexant. For more information regarding this arrangement, see the sections titled “Item 1. Business—Overview” and “Item 1. Business—Our Clinical-Stage Programs—Seltorexant (MIN-202)” in this Annual Report on Form 10-K.

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

Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting our product candidates might expire before or shortly after our product candidates obtain regulatory approval, which may subject us to increased competition and reduce or eliminate our ability to recover our development costs. As a result, our owned and licensed patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours. Finally, any patent that grants from our U.S. patent applications relating to methods of using MIN-301 to treat neurologic and psychiatric diseases is expected to expire as early as 2028. Although we expect to seek extensions of patent terms where available, including in the United States under the Drug Price Competition and Patent Term Restoration Act of 1984, which permits a patent term extension of up to five years beyond the expiration of the patent, we cannot be certain that an extension will be granted, or if granted, what the applicable time period or the scope of patent protection afforded during any extended period will be. The applicable authorities, including the FDA, and any equivalent regulatory authority in other countries, may not agree with our assessment of whether such extensions are available, and may refuse to grant extensions to our patents, or may grant more limited extensions than we request. If this occurs, our competitors may take advantage of our investment in development and trials by referencing our clinical and pre-clinical data and launch their product earlier than might otherwise be the case.

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

The trading price of our common stock is likely to be highly volatile and subject to wide fluctuations in response to various factors, some of which we cannot control. As a result of this volatility, investors may not be able to sell their securities at a profit. The market price of our securities could be subject to wide fluctuations in response to a variety of factors, including but not limited to:

•
the success of competitive products or technologies;
•
adverse results or delays in our preclinical or clinical trials or those of our competitors;
•
regulatory actions, including adverse regulatory decision, with respect to our products or our competitors’ products;
•
failure to successfully develop or commercialize any of our product candidates;
•
the perception of limited market sizes or pricing for any of our product candidates;
•
the results of our efforts to in-license or acquire additional product candidates or products;
•
failure to maintain our existing strategic collaborations or enter into new collaborations;
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
•
announcement or expectation of additional financing efforts, or any inability to obtain additional funding;
•
sales of our common stock by us, our insiders or our other stockholders;
•
changes in laws or regulations applicable to our products, including changes in the structure of healthcare payment systems, including coverage and reimbursement;
•
significant lawsuits, including stockholder litigation and litigation filed by us or filed against us pertaining to patent infringement or other violations of intellectual property rights;
•
market conditions in the pharmaceutical and biotechnology sectors;
•
general economic, industry and market conditions; and
•
the other factors described in this “Risk Factors” section.

In addition, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies, including in connection with the COVID-19 pandemic or the war in Ukraine, which has resulted in decreased stock prices for many companies notwithstanding the lack of a fundamental change in their underlying business models or prospects. Biopharmaceutical companies in particular have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Broad market and industry factors, including potentially worsening economic conditions, increased inflation and other adverse effects or developments, including political, regulatory and other market conditions, may negatively affect the market price of shares of our common stock, regardless of our actual operating performance. The market price of shares of our common stock may decline, and you may lose some or all of your investment.

Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

To our knowledge, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially own approximately 26% of our voting stock as of December 31, 2022. Accordingly, these stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. The interests of this group of stockholders may not always coincide with the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.

Sales of a substantial number of shares of our common stock by our existing stockholders in the public market could cause our stock price to fall.

Sales of a substantial number of shares of our common stock in the public market could occur at any time. If our existing stockholders sell, or if the market perceives that our existing stockholders intend to sell, substantial amounts of our common stock in the public market, the market price of our common stock could decline significantly. These sales, or the possibility that these sales may occur, might also make it more difficult for us to sell equity securities in the future at a time and price that we deem appropriate.

In addition, in the future, we may issue shares of common stock, or other equity or debt securities convertible into common stock, in connection with a financing, acquisition, employee arrangement or otherwise. Any such issuance, including pursuant to any at-the-market agreements, such as the at-the-market offering program that we entered into with Jefferies LLC in September 2022, could result in substantial dilution to our existing stockholders and could cause the price of our common stock to decline.

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

Pursuant to our Amended and Restated 2013 Equity Incentive Plan, our management is authorized to grant stock options and other equity-based awards of up to 1,378,917 shares to our employees, directors and consultants. To the extent that new awards are granted and exercised or settled, or we issue additional shares of common stock in the future, our stockholders may experience additional dilution, which could cause our stock price to fall.

We incur increased costs and demands upon management as a result of being a public company.

As a public company listed in the United States, we incur significant additional legal, accounting and other costs. We are subject to the reporting requirements of the Exchange Act, which requires, among other things, that we file with the Securities and Exchange Commission (“SEC”), annual, quarterly and current reports with respect to our business and financial condition. In addition, changing laws, regulations and standards relating to corporate governance and public disclosure, including regulations implemented by the SEC and The Nasdaq Stock Market (“Nasdaq”), may increase legal and financial compliance costs and make some activities more time consuming. These laws, regulations and standards are subject to varying interpretations and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. We invest resources to comply with evolving laws, regulations and standards, and this investment results in increased general and administrative expenses and a diversion of management’s time and attention. If we do not comply with new laws, regulations and standards, regulatory authorities may initiate legal proceedings against us and our business may be harmed.

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

We are a “smaller reporting company” and, because we have opted to use the reduced reporting requirements available to us, certain investors may find investing in our securities less attractive.

We are a “smaller reporting company” under the SEC’s disclosure rules, meaning that we have either: (i) a public float of less than $250 million; or (ii) annual revenues of less than $100 million during the most recently completed fiscal year; and no public float; or a public float of less than $700 million.

As a smaller reporting company, we are permitted to comply with scaled-back disclosure obligations in our SEC filings compared to other issuers, including with respect to disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We have elected to adopt the accommodations available to smaller reporting companies. Until we cease to be a smaller reporting company, the scaled-back disclosure in our SEC filings will result in less information about our company being available than for other public companies. If investors consider our common shares less attractive as a result of our election to use the scaled-back disclosure permitted for smaller reporting companies, there may be a less active trading market for our common shares and our share price may be more volatile.

We are also a non-accelerated filer under the Exchange Act of 1934, and we are not required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002. Therefore, our internal controls over financial reporting will not receive the level of review provided by the process relating to the auditor attestation included in annual reports of issuers that are subject to the auditor attestation requirements. In addition, we cannot predict if investors will find our common shares less attractive because we are not required to comply with the auditor attestation requirements. We cannot predict if investors will find our securities less attractive because we rely on these available exemptions. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the market price of our securities may be more volatile.

Securities litigation could result in substantial damages and may divert management’s time and attention from our business.

In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for us because biopharmaceutical companies have experienced significant stock price volatility in recent years. We have and may become the target of securities litigation in the future. The outcome of litigation is necessarily uncertain, and we could be forced to expend significant resources in the defense of such suits, and we may not prevail. Monitoring and defending against legal actions is time-consuming for our management and detracts from management’s ability to fully focus our internal resources on our business activities. In addition, we may incur substantial legal fees and costs in connection with any such litigation. We have not established any reserves for any potential liability relating to any such potential lawsuits. It is possible that we could, in the future, incur judgments or enter into settlements of claims for monetary damages. We currently maintain insurance coverage for some of these potential liabilities. Other potential liabilities may not be covered by insurance, insurers may dispute coverage or the amount of insurance may not be enough to cover damages awarded. In addition, certain types of damages may not be covered by insurance, and insurance coverage for all or certain forms of liability may become unavailable or prohibitively expensive in the future. A decision adverse to our interests on one or more legal matters or litigation could result in the payment of substantial damages, or possibly fines, and could have a material adverse effect on our reputation, financial condition and results of operations

Provisions in our corporate charter documents and under Delaware law may prevent or frustrate attempts by our stockholders to change our management and hinder efforts to acquire a controlling interest in us, and the market price of our common stock may be lower as a result.

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

Our amended and restated bylaws provide that the Court of Chancery of the State of Delaware will be the exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

Our amended and restated bylaws provide that the Court of Chancery of the State of Delaware is the exclusive forum for the following types of actions or proceedings under Delaware statutory or common law: any derivative action or proceeding brought on our behalf; any action asserting a breach of fiduciary duty; any action asserting a claim against us arising pursuant to the Delaware General Corporation Law, our amended and restated certificate of incorporation, as amended, or our amended and restated bylaws, or any action asserting a claim against us that is governed by the internal affairs doctrine. This provision would not apply to suits brought to enforce a duty or liability created by the Exchange Act or any other claim for which the U.S. federal courts have exclusive jurisdiction.

The choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and other employees. If a court were to find the choice of forum provision contained in our amended and restated bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business and financial condition.

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

Our common stock is currently listed on The Nasdaq Capital Market under the symbol “NERV.” The listing standards of The Nasdaq Capital Market provide that a company, in order to qualify for continued listing, must maintain a minimum stock price of $1.00 and satisfy standards relative to minimum stockholders’ equity, minimum market value of publicly held shares and various additional requirements. If Nasdaq delists our securities from trading on its exchange for failure to meet the listing standards, we and our stockholders could face significant negative consequences including:

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

Also as previously reported, on December 1, 2022, we received a deficiency letter from Nasdaq notifying us that for the last 30 consecutive business days, our minimum Market Value of Listed Securities (“MVLS”) was below the minimum of $35 million required for continued listing on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(b)(2). In accordance with the listing rules of Nasdaq, we have been provided an initial period of 180 calendar days, or until May 30, 2023, to regain compliance. The letter states that the Nasdaq staff will provide written notification that we have achieved compliance with Rule 5550(b)(2) if at any time before May 30, 2023, our MVLS closes at $35 million or more for a minimum of ten consecutive business days. If compliance is not achieved by May 30, 2023, we expect that Nasdaq would provide written notification to us that our securities are subject to delisting.

While we will continue to monitor our MVLS and consider available options to regain compliance with the Nasdaq minimum MVLS requirements, which may include applying for an extension of the compliance period or appealing to a Nasdaq Hearings Panel, there can be no assurance that we will be able to regain compliance with the Nasdaq minimum MVLS requirements or otherwise maintain compliance with the other Nasdaq listing requirements.

In particular, our share price may continue to decline for a number of reasons, including many that are beyond our control. See the risk factor captioned “The market price of our stock may be volatile, and you could lose all or part of your investment”.

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

ITEM 1B. Unresolved Staff Comments

None.

ITEM 2. Properties

Our principal executive offices are located at 1500 District Avenue, Burlington, MA 01803. We lease this facility, which consists of approximately 491 square feet of office space. The lease is on a month-to-month basis commencing on February 1, 2023, with a monthly payment of $8,290. The term of the previous lease for this space began on July 15, 2022 and expired on January 31, 2023. We believe that our existing facility is sufficient for our current needs for the foreseeable future.

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

Part II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock was traded on the Nasdaq Global Market under the symbol “NERV” from our initial public offering on July 1, 2014 until September 11, 2022. Effective September 12, 2022, our common stock began trading on The Nasdaq Capital Market under the symbol “NERV.”

Holders of Record

As of the close of business on March 3, 2023, there were approximately 33 holders of record of our common stock, including Cede & Co., a nominee for The Depository Trust Company (“DTC”), which holds shares of our common stock on behalf of an indeterminate number of beneficial owners. All of the shares of common stock held by brokerage firms, banks and other financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC, and are considered to be held of record by Cede & Co. as one stockholder. Because many of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

Securities Authorized for Issuance Under Equity Compensation Plans

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

We are developing roluperidone (f/k/a MIN-101) for the treatment of negative symptoms in patients with schizophrenia and have exclusive rights to develop and commercialize MIN-301 for the treatment of Parkinson’s disease. In addition, we previously co-developed seltorexant (f/k/a MIN-202 or JNJ-42847922) with Janssen Pharmaceutica NV, one of the Janssen Pharmaceutical Companies of Johnson & Johnson (“Janssen”), for the treatment of insomnia disorder and adjunctive treatment of Major Depressive Disorder (“MDD”). In June 2020, we exercised our right to opt out of our agreement with Janssen for the future Phase 3 development and commercialization of seltorexant. Under the terms of the opt-out agreement, we were entitled to collect royalties in the mid-single digits on potential future worldwide sales of seltorexant in certain indications, with no further financial obligations to Janssen. In January 2021, we sold our rights to these potential royalties to Royalty Pharma plc (“Royalty Pharma”) for a $60 million cash payment and up to an additional $95 million in potential milestone payments, subject to completion of Phase 3 trials by Janssen and regulatory approvals. Janssen is currently conducting two Phase 3 studies with seltorexant, a third Phase 3 study was discontinued during 2022.

In August 2022, we submitted a New Drug Application (“NDA”) with the U.S. Food and Drug Administration (the “FDA”) for our lead product candidate, roluperidone. The FDA subsequently notified us that they would not accept the file for review, issuing a refusal to file letter in October 2022. In December 2022, we announced that, following the Type A meeting held on November 30, 2022, the FDA confirmed that the refusal to file letter remains in effect with respect to our NDA for roluperidone. We anticipate further discussion with the FDA over the coming months regarding the status of the roluperidone NDA and development program.

We have not received regulatory approvals to commercialize any of our product candidates, and we have not generated any revenue from the sales or license of our product candidates. We routinely evaluate the status of our drug development programs as well as potential strategic options. We have incurred significant operating losses since inception and expect to continue to incur net losses and negative cash flows from operating activities for the foreseeable future in connection with the clinical and regulatory activities associated with advancing our product candidates. As of December 31, 2022 and 2021, we had an accumulated deficit of $366.8 million and $334.7 million, respectively. For the years ended December 31, 2022 and 2021, we recorded net losses of $32.1 million and $49.9 million, respectively.

Clinical and Regulatory Updates

Roluperidone

NDA fee refund

In January 2023, we received a refund of our NDA filing fee of approximately $3.1 million from the FDA. This refund was made in accordance with the Federal Food Drug and Cosmetic Act, which allows a fee waiver for a small business submitting its first human drug application.

Refusal to File Letter and Type A Meeting (November 30, 2022)

On October 17, 2022, we announced that we received a refusal to file letter from the FDA for our NDA for roluperidone for the treatment of negative symptoms in schizophrenia. On December 28, 2022 we announced that, following the Type A meeting held on November 30, 2022, the FDA confirmed that the refusal to file letter remains in effect with respect to our NDA for roluperidone. We anticipate further discussion with the FDA over the coming months regarding the status of the roluperidone NDA and development program.

New Drug Application

On August 22, 2022, we announced that we submitted an NDA to the FDA for roluperidone for the treatment of negative symptoms in patients with schizophrenia. The NDA submission is supported by results from two late-stage, well-controlled studies in patients with moderate to severe negative symptoms and stable positive symptoms of schizophrenia, referred to as Study MIN-101C03 (the Phase 2b trial) and Study MIN-101C07 (the Phase 3 trial). Both studies were planned to constitute the bulk of evidence of roluperidone’s effectiveness for the indication of treating negative symptoms of schizophrenia. This plan relied on both studies having the same overall study design: both were multicenter, multinational, randomized, double-blind, placebo-controlled, parallel-group studies in which patients received either 32 mg or 64 mg doses of roluperidone. In both studies, if patients were taking antipsychotic treatments, they were discontinued and a washout period of two days was implemented before beginning the assigned study treatment. Both studies capture comparative placebo-controlled data through their 12-week double-blind period. Both studies also provide long-term exposure data regarding the safety and tolerability of roluperidone, as well as efficacy based on blinded doses of roluperidone, specifically intended to demonstrate the maintenance of improvement in negative symptoms and the low rate of worsening of positive symptoms following 24-week (Study MIN-101C03) and 40-week (Study MIN-101C07) Open Label (“OL”) periods. With the exception of the duration of the OL period, these two studies were nearly identical with respect to patient population and main assessment tools (namely, Positive and Negative Syndrome Scale (“PANSS”), Personal and Social Performance Scale (“PSP”), and Clinical Global Impression (“CGI”)). As such, the data from these studies are the basis for the decision to submit the application at this stage of development as we believe they provide data to support the long-term safety and efficacy in adults in an area of high unmet medical need.

We are seeking approval for the 64 mg dose of roluperidone, and results described hereafter are for the 64 mg dose only.

Results of Study MIN-101C03 supported the primary hypothesis that after 12 weeks of treatment, roluperidone is superior to placebo in reducing negative symptoms of schizophrenia. In the primary efficacy analysis, 64 mg roluperidone resulted in a statistically significant reduction of negative symptoms of schizophrenia as measured by PANSS Pentagonal Structured Model Negative score (“PSM”) (p ≤ 0.0036). A post hoc analysis of the change from Baseline to Week 12 in the PANSS Marder’s Negative Symptoms Factor Score (“NSFS”) also demonstrated a statistically significant difference for 64 mg roluperidone compared with placebo (p ≤ 0.001). Statistically significant improvements with 64 mg roluperidone compared with placebo after 12 weeks of the Double Blind (“DB”) period were also seen for multiple secondary/exploratory efficacy analyses. Further improvements in the NSFS were also seen during the 24-week OL period.

The superiority of roluperidone over placebo was also demonstrated in Study MIN-101C07. Although the primary analysis (intent-to-treat (“ITT”)) of change from Baseline in the NSFS to Week 12 for roluperidone compared to placebo marginally missed statistical significance (p ≤ 0.064), the results were quantitatively superior for 64 mg roluperidone treatment. Furthermore, the analysis of the modified intent-to-treat (“mITT”) population (mITT data set excludes data from one clinical site with implausible results for the 17 patients recruited at this site) demonstrated a nominal statistically significant improvement in the NSFS for 64 mg roluperidone compared to placebo (p ≤ 0.044). In addition, statistically significant improvements (unadjusted) in the NSFS from Baseline were seen as early as Weeks 4 and 8 for 64 mg roluperidone compared to placebo for both the ITT and the mITT populations. PSP Total score (key secondary endpoint measuring vocational and social skills) reached statistical significance for both ITT and mITT populations (p ≤ 0.022 and p ≤ 0.017, respectively). Further improvements in the NSFS and PSP Total score were also seen during the 40-week OL period.

Type C Meeting (March 2, 2022)

On April 7, 2022, we announced that we had received the official meeting minutes from the Type C meeting with the FDA held on March 2, 2022, in which the development of roluperidone for the treatment of negative symptoms in schizophrenia was discussed. Four main topics (listed below) were highlighted by the FDA for which they requested input and further clarification from us. The FDA, at that time, proposed to keep an open dialogue moving towards the NDA submission. Following the meeting, Minerva provided additional data to address:

1.
The potential impact of roluperidone administration on the efficacy and safety of antipsychotic drugs. More specifically, the psychiatric division (the “Division”) wanted reassurance that those patients administered roluperidone who manifest worsening of schizophrenia symptoms and in the opinion of the clinician/investigators need treatment with antipsychotics, do not experience a diminished benefit of the antipsychotic treatment or unexpected adverse effects.
2.
The comparability of US and non-US schizophrenia patients. More specifically, the Division wanted to be reassured that data collected in MIN-101C03 in non-US patients is applicable to US patients.
3.
Supporting statistical evidence of efficacy of roluperidone on negative symptoms.
4.
The ability of clinicians to identify patients who might benefit from roluperidone.

Seltorexant

In June 2020 we exercised our right to opt out of our agreement with Janssen for the future Phase 3 development and commercialization of seltorexant. Under the terms of the opt-out agreement, we were entitled to collect royalties in the mid-single digits on potential future worldwide sales of seltorexant in certain indications, with no further financial obligations to Janssen. In January 2021 we sold our rights to these potential royalties to Royalty Pharma for a $60 million cash payment and up to an additional $95 million in potential milestone payments, subject to completion of Phase 3 trials by Janssen and regulatory approvals. Janssen is currently conducting two Phase 3 studies with seltorexant, a third Phase 3 study was discontinued during 2022.

As a result of the sale of our rights to potential royalties, we will recognize non-cash interest expense related to the amortization of estimated future royalty payments to Royalty Pharma. Accordingly, for the three and twelve months ended December 31, 2022, we recognized $1.9 million and $7.4 million in non-cash interest expense related to this agreement.

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

MIN-301

In 2021, we made the strategic decision to focus our limited resources on moving forward our lead drug candidate, roluperidone, and deferred the development of MIN-301 until additional resources become available. As a result of our limited resources and development deferral combined with the overall market conditions, we recognized a non-cash charge of $15.2 million as of December 31, 2021 related to the impairment of the intangible asset for MIN-301. We had previously recognized in-process research and development for MIN-301 in conjunction with the acquisition of MIN-301 during 2014. No updates were made in respect of the development of MIN-301 during 2022.

Financial Overview

Revenue

None of our product candidates have been approved for commercialization and we have not received any revenue in connection with the sale or license of our product candidates.

Research and Development Expenses

Research and development costs are expensed as they are incurred and consist principally of costs incurred in connection with the development of our product candidates including: fees paid to consultants and clinical research organizations (“CROs”), investigator grants, patient screening, laboratory work, database management, material management, statistical analysis, license fees, regulatory compliance, and costs related to salaries, benefits, bonuses and stock-based compensation granted to employees in research and development functions.

The historic direct costs relating to each of our product candidates are summarized as follows (in thousands):

	Year Ended December 31,
	2022	2021
Roluperidone	$12,624	$14,421
MIN-117	17	4
MIN-301(1)	—	—
Total	$12,641	$14,425
(1)
In 2021, we made the strategic decision to focus our limited resources on moving forward our lead drug candidate, roluperidone, and deferred the development of MIN-301 until additional resources become available. As a result of our limited resources and development deferral combined with the overall market conditions, we recognized a non-cash impairment charge of $15.2 million in the fourth quarter of 2021 to the carrying value of in-process research and development related to our MIN-301 development program. No updates were made in respect of the development of MIN-301 during 2022.

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

General and Administrative Expenses

General and administrative costs are expensed as they are incurred and consist principally of costs for facility and information systems, professional fees for auditing, consulting and legal services and costs related to salaries, benefits, bonuses and stock-based compensation granted to employees in administrative functions. General and administrative costs also include costs for maintaining a publicly listed company including increased audit and legal fees, compliance with securities laws, corporate governance and investor relations.

Foreign Exchange (Losses) Gains

Foreign exchange (losses) gains are comprised primarily of (losses) and gains on foreign currency transactions primarily related to research and development expenses. We incur certain expenses, primarily in Euros, and record these expenses in United States Dollars at the time the liability is incurred. Changes in the applicable foreign currency rate between the date that an expense is recorded and the payment date is recorded as a foreign currency (loss) or gain.

Investment Income

Investment income consists of income earned on our cash equivalents and marketable securities.

Non-cash interest expense for the sale of future royalties

Non-cash interest expense for the sale of future royalties consists of the non-cash interest expense associated with the Royalty Pharma agreement.

Net Operating Losses Carryforwards

As of December 31, 2022, we had approximately $98.0 million of federal net operating loss carryforwards. These federal net operating loss carryforwards will begin to expire at various dates beginning in 2030, if not utilized. As of December 31, 2022, we had approximately $94.4 million of state net operating loss carryforwards. During the year ended December 31, 2022, no state operating loss carryforwards had expired.

Results of Operations

Comparison of the Years Ended December 31, 2022 and December 31, 2021 (in thousands):

	Year Ended December 31,
	2022	2021
Expenses
Research and development	$14,649	$32,039
General and administrative	10,582	13,327
Total expenses	25,231	45,366
Loss from operations	(25,231)	(45,366)

Foreign exchange losses	(28)	(33)
Investment income	557	17
Non-cash interest expense for the sale of future royalties	(7,407)	(6,327)
Loss before income taxes	(32,109)	(51,709)
Benefit for income taxes	—	(1,803)
Net loss	$(32,109)	$(49,906)

Research and Development Expenses

Research and development expenses were $14.6 million and $32.0 million for the years ended December 31, 2022 and 2021, respectively, a decrease of $17.4 million. The decrease in research and development expenses was primarily due to a non-cash impairment charge of $15.2 million in the fourth quarter of 2021 to the carrying value of in-process research and development related to our MIN-301 development program, as well as lower clinical trial costs for roluperidone due to the completion of the 40-week open-label extension during 2021. Non-cash stock compensation costs included in research and development expenses was $2.0 million and $2.4 million for the years ended December 31, 2022 and 2021, respectively.

General and Administrative Expenses

General and administrative expenses were $10.6 million and $13.3 million for the years ended December 31, 2022 and 2021, respectively, a decrease of $2.7 million. The decrease in general and administrative expenses was primarily due to lower staffing related expenses and lower legal and insurance costs. Non-cash stock compensation costs included in general and administrative expenses was $2.1 million and $2.8 million for the years ended December 31, 2022 and 2021, respectively.

Foreign Exchange Losses

Foreign exchange losses were $28 thousand and $33 thousand for the years ended December 31, 2022 and 2021, respectively, an increase of $5 thousand. The loss was primarily due to changes in foreign exchange rates.

Investment Income

Investment income was $557 thousand and $17 thousand for the years ended December 31, 2022 and 2021, respectively, an increase of $540 thousand. The increase was primarily due to higher interest rates during 2022.

Non-cash interest expense for the sale of future royalties

Non-cash interest expense for the sale of future royalties was $7.4 million and $6.3 million for the years ended December 31, 2022 and 2021, respectively, an increase of $1.1 million. The increase was due to a higher effective interest rate during 2022 and an increase in the carrying value of the liability related to the sale of future royalties for seltorexant to Royalty Pharma in accordance with ASC 470, Debt.

Benefit for Income Taxes

Benefit for income taxes was zero and $1.8 million for the years ended December 31, 2022 and 2021, respectively, an increase of $1.8 million. The increase was primarily due to the benefit received from lowering the deferred tax liability due to the impairment of the MIN-301 intangible asset during 2021.

Liquidity and Capital Resources

Sources of Liquidity

As of December 31, 2022, we had an accumulated deficit of approximately $366.8 million. We anticipate that we will continue to incur net losses for the foreseeable future as we continue the development and potential commercialization of our product candidates and to support our operations as a public company. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we may never generate product revenue or achieve profitability. As of December 31, 2022, we had approximately $36.2 million in cash, cash equivalents, and restricted cash, which we believe will be sufficient to meet our operating commitments for the next 12 months from the date our financial statements are issued. Our cash requirements primarily relate to expenditures to support the development of roluperidone, which includes advancing the program through the regulatory process.

The process of drug development can be costly and the timing and outcomes of clinical trials is uncertain. The assumptions upon which we have based our estimates are routinely evaluated and may be subject to change. The actual amount of our expenditures will vary depending upon many factors including but not limited to the design, timing and duration of future clinical trials, the progress of our research and development programs, the infrastructure to support a commercial enterprise and the level of financial resources available. We can adjust our operating plan spending levels based on the timing of future clinical trials which are predicated upon adequate funding to complete the trials. We routinely evaluate the status of our clinical development programs as well as potential strategic options.

At-the-Market Equity Offering Program

In September 2022, we entered into an Open Market Sale Agreement (the “Sales Agreement”) with Jefferies LLC (“Jefferies”) pursuant to which we may offer and sell, from time to time, through Jefferies, shares of our common stock, by any method permitted by law deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended. During the twelve months ended December 31, 2022, no shares of our common stock were issued or sold under the Sales Agreement. As of December 31, 2022, an aggregate of $22.6 million was eligible for sale pursuant to the Sales Agreement under our effective registration statement on Form S-3 (File No. 333-267424).

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

On January 19, 2021, we entered into an agreement under which Royalty Pharma acquired our royalty interest in seltorexant for an upfront payment of $60 million and up to an additional $95 million in potential milestone payments, contingent upon the achievement of certain clinical, regulatory and commercial milestones for seltorexant by Janssen. Janssen is currently conducting two Phase 3 studies with seltorexant, a third Phase 3 study was discontinued during 2022.

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

Until such time, if ever, as we can generate substantial revenue from product sales, we expect to finance our cash needs through a combination of equity offerings, debt financings, government or other third party funding, commercialization, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of our common stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Additional debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through government or other third party funding, commercialization, marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us. There can be no assurance that such additional funding, if available, can be obtained on terms acceptable to us, and our ability to raise additional capital may be adversely impacted by global economic conditions, including the recent disruptions to and volatility in the credit and financial markets in the U.S. and worldwide resulting from the COVID-19 pandemic, the war in Ukraine and other factors. If we are unable to obtain additional financing, future operations would need to be scaled back or discontinued. We believe that our existing cash, cash equivalents, and restricted cash will be sufficient to meet our cash commitments for at least the next 12 months after the date that the financial statements are issued. The timing of future capital requirements depends upon many factors including the size and timing of future clinical trials, the timing and scope of any strategic partnering activity and the progress of other research and development activities.

Cash Flows

The tables below set forth our significant sources and uses of cash for the periods.

	Year Ended December 31,
	2022	2021
	(dollars in millions)
Net cash (used in) provided by:
Operating activities	$(24.6)	$(24.6)
Investing activities	—	—
Financing activities	—	60.0
Net (decrease) increase in cash	$(24.6)	$35.4

Net Cash Used in Operating Activities

Net cash used in operating activities of approximately $24.6 million during the year ended December 31, 2022 was primarily due to our net loss of $32.1 million and a $3.1 million increase in refundable regulatory fees, partially offset by non-cash interest expense for the sale of future royalties of $7.4 million and stock-based compensation expense of $4.1 million.

Net cash used in operating activities of approximately $24.6 million during the year ended December 31, 2021 was primarily due to our net loss of $49.9 million, a $1.8 million increase in deferred taxes and approximately a $1.0 million decrease in accrued expenses, partially offset by an impairment charge to the carrying value of in-process research and development of $15.2 million, non-cash interest expense for the sale of future royalties of $6.3 million and stock-based compensation expense of $5.2 million.

Net Cash Provided by Investing Activities

Net cash provided by investing activities was zero during the years ended December 31, 2022 and 2021.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was zero during the year ended December 31, 2022.

Net cash provided by financing activities of $60 million during the year ended December 31, 2021 represents the cash payment received from the sale of future royalties on the seltorexant program to Royalty Pharma.

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

The amounts capitalized are being accounted for as indefinite-lived intangible assets, subject to impairment testing, until completion or abandonment of research and development efforts associated with the project. An IPR&D asset is considered abandoned when it ceases to be used (that is, research and development efforts associated with the asset have ceased, and there are no plans to sell or license the asset or derive defensive value from the asset). At that point, the asset is considered to be disposed of and is written off. Upon successful completion of each project, we will make a determination about the remaining useful life of the intangible asset and begin amortization. We test our indefinite-lived intangibles, IPR&D assets, for impairment annually and more frequently if events or changes in circumstances indicate that it is more likely than not that the asset is impaired. When testing indefinite-lived intangibles for impairment, we may assess qualitative factors for our indefinite-lived intangibles to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the asset is impaired. Alternatively, we may bypass this qualitative assessment for some or all of our indefinite-lived intangibles and perform the quantitative impairment test that compares the fair value of the indefinite-lived intangible asset with the asset’s carrying amount.

Impairment of MIN-301 In-process Research and Development Asset

In 2021, we made the strategic decision to focus our limited resources on moving forward our lead drug candidate, roluperidone, and deferred the development of MIN-301 until additional resources become available. As a result of our limited resources and development deferral combined with the overall market conditions, we recognized a non-cash charge of $15.2 million as of December 31, 2021 related to the impairment of the intangible asset for MIN-301. We had previously recognized in-process research and development for MIN-301 in conjunction with the acquisition of MIN-301 during 2014. No updates were made in respect of the development of MIN-301 during 2022.

Goodwill

We test our goodwill for impairment annually, or whenever events or changes in circumstances indicate an impairment may have occurred, by comparing our reporting unit’s carrying value to its fair value. Impairment may result from, among other things, deterioration in the performance of the acquired business, adverse market conditions, adverse changes in applicable laws or regulations and a variety of other circumstances. If we determine that an impairment has occurred, we are required to record a write-down of the carrying value and charge the impairment as an operating expense in the period the determination is made. In evaluating the recoverability of the carrying value of goodwill, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the acquired assets. Changes in strategy or market conditions could significantly impact those judgments in the future and require an adjustment to the recorded balances. We have a single reporting unit, which is the level that the goodwill impairment test is performed. There was no impairment of goodwill for the years ended December 31, 2022 and 2021. As of December 31, 2022, $14.9 million of goodwill was associated with a reporting unit with zero or negative carrying value. As the reporting unit had a positive fair value, there was no impairment associated with this reporting unit.

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

We use a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. We have elected to treat interest and penalties, to the extent they arise, as a component of income taxes. There was no interest or penalties related to income taxes for the years ended December 31, 2022 or 2021. Income tax years beginning in 2019 for federal and state purposes are generally subject to examination by taxing authorities, although net operating losses from all prior years are subject to examinations and adjustments for at least three years following the year in which the tax attributes are utilized.

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

The liability related to sale of future royalties and the related interest expense is based on our current estimates of future royalties expected to be paid over the life of the arrangement. We will periodically assess the expected royalty payments using a combination of internal projections and forecasts from external sources. To the extent our future estimates of royalty payments are greater or less than previous estimates or the estimated timing of such payments is materially different than its previous estimates, we will prospectively recognize related non-cash interest expense. As of December 31, 2022, we estimated the effective annual interest rate to be approximately 10.7%. For example, as of December 31, 2022, a 20% increase in the probability of clinical success of the MDD with insomnia trial would represent a 1.6 percentage points increase in the effective annual interest rate, which would increase the non-cash interest expense and future milestone payments by $37.7 million and $5.4 million, respectively, over the remaining life of the agreement.

For further discussion of the sale of future royalties, please refer to Note 5, Sale of Future Royalties.

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

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Minerva Neurosciences, Inc. and subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, stockholders’ (deficit) equity, and cash flows, for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Liability Related to the Sale of Future Royalties

Critical Audit Matter Description

As described in Notes 2 and 5 to the consolidated financial statements, on January 19, 2021, the Company entered into an agreement with Royalty Pharma under which Royalty Pharma acquired the Company’s royalty interest in seltorexant for an upfront payment of $60 million and up to an additional $95 million in potential milestone payments. Management applied significant judgment in determining the appropriate accounting treatment for the transaction and accounted for the sale of future revenue to Royalty Pharma as a debt financing, as the Company continues to have significant continuing involvement in the generation of the cash flows. The proceeds from the transaction were recorded as a liability related to the sale of future royalties, to be amortized under the interest method over the estimated life of the agreement.

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

How We Addressed the Matter in Our Audit

Our testing approach included both consideration of the accounting treatment, and the recognition and valuation of the liability. Our testing of the accounting treatment for the sale of future royalties was performed in the prior year and included the assistance of professionals in our firm having expertise in accounting and evaluated the Company’s conclusions regarding the accounting model applied to the sale of future royalties through consideration of possible alternatives under accounting principles generally accepted in the United States of America.

To test the estimated value of the liability related to the sale of future royalties and the non-cash interest expense, our audit procedures included the following, among others:

•
In the prior year to test the initial recognition of the liability related to the sale of future royalties, with the assistance of our fair value specialists, we:
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
•
In the current year to test the subsequent recognition of the liability related to the sale of future royalties, we obtained the liability calculation and accretion schedule and:
–
Reviewed changes in significant estimates and assumptions used by management.
–
Recalculated the liability related to the sale of future royalties and associated non-cash interest expense.
–
Sent a confirmation to the relevant counterparty.
–
Evaluated whether there were any events or underlying factors that would indicate reassessment of the accounting conclusions.

/s/ DELOITTE & TOUCHE LLP

Boston, Massachusetts

March 8, 2023

We have served as the Company’s auditor since 2013.

MINERVA NEUROSCIENCES, INC.

Consolidated Balance Sheets

	December 31,	December 31,
	2022	2021
Assets
Current assets
Cash and cash equivalents	$36,093,606	$60,755,080
Restricted cash	100,000	100,000
Refundable regulatory fee	3,117,218	—
Prepaid expenses and other current assets	848,117	1,346,359
Total current assets	40,158,941	62,201,439

Equipment, net	16,326	—
Capitalized software, net	42,567	51,080
Goodwill	14,869,399	14,869,399
Total assets	$55,087,233	$77,121,918

Liabilities and Stockholders’ (Deficit) Equity
Current liabilities
Accounts payable	$969,667	$1,853,215
Accrued expenses and other current liabilities	407,909	965,739
Total current liabilities	1,377,576	2,818,954
Liability related to the sale of future royalties	73,733,876	66,327,321
Total liabilities	75,111,452	69,146,275
Commitments and contingencies (Note 9)

Stockholders’ (deficit) equity
Preferred stock; $.0001 par value; 100,000,000 shares authorized; none issued or outstanding as of December 31, 2022 and 2021, respectively	—	—
Common stock; $.0001 par value; 125,000,000 shares authorized; 5,340,193 and 5,340,196 shares issued and outstanding as of December 31, 2022 and December 31, 2021, respectively	534	534
Additional paid-in capital	346,785,322	342,676,508
Accumulated deficit	(366,810,075)	(334,701,399)
Total stockholders’ (deficit) equity	(20,024,219)	7,975,643
Total liabilities and stockholders’ (deficit) equity	$55,087,233	$77,121,918

See accompanying notes to the consolidated financial statements.

MINERVA NEUROSCIENCES, INC.

Consolidated Statements of Operations

	Year Ended December 31,
	2022	2021
Expenses
Research and development	$14,649,087	$32,038,947
General and administrative	10,582,239	13,326,710
Total expenses	25,231,326	45,365,657
Loss from operations	(25,231,326)	(45,365,657)

Foreign exchange losses	(27,741)	(32,846)
Investment income	556,946	16,516
Non-cash interest expense for the sale of future royalties	(7,406,555)	(6,327,321)
Loss before income taxes	(32,108,676)	(51,709,308)
Benefit for income taxes	—	(1,803,356)
Net loss	$(32,108,676)	$(49,905,952)

Net loss per share, basic and diluted	$(6.01)	$(9.35)
Weighted average shares outstanding, basic and diluted	5,340,194	5,340,196

See accompanying notes to the consolidated financial statements.

MINERVA NEUROSCIENCES, INC.

Consolidated Statements of Stockholders’ (Deficit) Equity

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-In Capital	Deficit	Total
Balances at January 1, 2021	5,340,196	$534	$337,457,514	$(284,795,447)	$52,662,601
Stock-based compensation	—	—	5,218,994	—	5,218,994
Net loss	—	—	—	(49,905,952)	(49,905,952)
Balances at December 31, 2021	5,340,196	$534	$342,676,508	$(334,701,399)	$7,975,643
Stock-based compensation	—	—	4,108,819	—	4,108,819
Adjustments due to the rounding impact from the reverse stock split for fractional shares	(3)	—	(5)	—	(5)
Net loss	—	—	—	(32,108,676)	(32,108,676)
Balances at December 31, 2022	5,340,193	$534	$346,785,322	$(366,810,075)	$(20,024,219)

See accompanying notes to the consolidated financial statements.

MINERVA NEUROSCIENCES, INC.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(32,108,676)	$(49,905,952)
Adjustments to reconcile net loss income to net cash used in operating activities:
Impairment of in-process research and development	—	15,200,000
Amortization of capitalized software	8,513	—
Amortization of right-of-use assets	—	101,786
Stock-based compensation expense	4,108,819	5,218,994
Non-cash interest expense associated with the sale of future royalties	7,406,555	6,327,321
Deferred taxes		(1,803,356)
Changes in operating assets and liabilities
Refundable regulatory fee	(3,117,218)	—
Prepaid expenses and other current assets	498,242	636,905
Capitalized software	—	(51,080)
Other noncurrent assets	—	14,808
Accounts payable	(883,548)	857,601
Accrued expenses and other current liabilities	(557,830)	(1,087,670)
Operating lease liabilities, current	—	(111,229)
Net cash used in operating activities	(24,645,143)	(24,601,872)

Cash flows from investing activities:
Purchases of equipment	(16,326)	—
Net cash used in investing activities	(16,326)	—

Cash flows from financing activities:
Fees paid in connection with the reverse stock split fractional shares	(5)	—
Proceeds from the sale of future royalties	—	60,000,000
Net cash (used in) provided by financing activities	(5)	60,000,000
Net (decrease) increase in cash, cash equivalents, and restricted cash	(24,661,474)	35,398,128

Cash, cash equivalents, and restricted cash
Beginning of period	60,855,080	25,456,952
End of period	$36,193,606	$60,855,080
Reconciliation of the Condensed Consolidated Statements of Cash Flows to the Condensed Consolidated Balance Sheets
Cash and cash equivalents	$36,093,606	$60,755,080
Restricted cash	100,000	100,000
Total cash, cash equivalents, and restricted cash	$36,193,606	$60,855,080

See accompanying notes to the consolidated financial statements.

MINERVA NEUROSCIENCES, INC.

Notes To Consolidated Financial Statements

December 31, 2022 and 2021

NOTE 1 — NATURE OF OPERATIONS AND LIQUIDITY

Nature of Operations

Minerva Neurosciences, Inc. (“Minerva” or the “Company”) is a clinical-stage biopharmaceutical company focused on the development and commercialization of product candidates to treat patients suffering from central nervous system (“CNS”) diseases. The Company’s lead product candidate is roluperidone (f/k/a MIN-101), a compound the Company is developing for the treatment of negative symptoms in patients with schizophrenia. The Company holds the license to roluperidone from Mitsubishi Tanabe Pharma Corporation (“MTPC”) with the rights to develop, sell and import roluperidone globally, excluding most of Asia. In October 2022, the Company announced that it received a refusal to file letter from the U.S. Food and Drug Administration (the “FDA”) for its New Drug Application (“NDA”) for roluperidone for the treatment of negative symptoms in schizophrenia. The Company also has exclusive rights to develop and commercialize MIN-301, a compound for the treatment of Parkinson’s disease. In addition, Minerva previously co-developed seltorexant (f/k/a MIN-202 or JNJ-42847922) with Janssen Pharmaceutica NV (“Janssen”) for the treatment of insomnia disorder and adjunctive treatment of Major Depressive Disorder (“MDD”). During 2020 Minerva exercised its right to opt out of the joint development agreement with Janssen for the future development of seltorexant. As a result, the Company was entitled to collect royalties in the mid-single digits on potential future worldwide sales of seltorexant in certain indications, with no further financial obligations to Janssen. In January 2021, the Company sold its rights to these potential royalties to Royalty Pharma plc (“Royalty Pharma”). For further discussion of the joint development agreement with Janssen and the sale of future royalties, please refer to Note 5, Sale of Future Royalties.

Liquidity

The accompanying financial statements have been prepared as though the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has limited capital resources and has incurred recurring operating losses and negative cash flows from operations since inception. As of December 31, 2022, the Company had an accumulated deficit of approximately $366.8 million and net cash used in operating activities was approximately $24.6 million during the year ended December 31, 2022. Management expects to continue to incur operating losses and negative cash flows from operations in the future. The Company has financed its operations to date from proceeds from the sale of common stock, warrants, loans, convertible promissory notes, collaboration agreements and royalty sales.

As of December 31, 2022, the Company had cash, cash equivalents, and restricted cash of $36.2 million, which it believes will be sufficient to meet the Company’s operating commitments for the next 12 months from the date its financial statements are issued. The process of drug development can be costly and the timing and outcomes of clinical trials is uncertain. The assumptions upon which the Company has based its estimates are routinely evaluated and may be subject to change. The actual amount of the Company’s expenditures will vary depending upon many factors including but not limited to the design, timing and duration of future clinical trials, the progress of the Company’s research and development programs, the infrastructure to support a commercial enterprise, and the level of financial resources available. The Company can adjust its operating plan spending levels based on the timing of future clinical trials, which are predicated upon adequate funding to complete the trials. The Company routinely evaluates the status of its clinical development programs as well as potential strategic options.

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

Further, if the Company does not satisfy The Nasdaq Capital Market continued listing requirements, its common stock may be subject to delisting, which could impact the Company’s ability to complete additional equity financings on terms acceptable to the Company. On December 1, 2022, the Company received a deficiency letter from Nasdaq notifying the Company that for the last 30 consecutive business days, its minimum Market Value of Listed Securities (“MVLS”) was below the minimum of $35 million required for continued listing on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(b)(2). In accordance with the listing rules of Nasdaq, the Company has been provided an initial period of 180 calendar days, or until May 30, 2023, to regain compliance. If compliance is not achieved by May 30, 2023, the Company expects that Nasdaq would provide written notification that its securities are subject to delisting.

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

Restricted cash

Cash accounts with any type of restriction are classified as restricted. The Company maintained restricted cash balances as collateral for corporate credit cards in the amount of $0.1 million at December 31, 2022 and 2021.

Refundable regulatory fee

On August 12, 2022, the Company paid $3,117,218 to the FDA for the NDA user fee related to roluperidone. The Company met the conditions of the Federal Food, Drug, and Cosmetic Act, as amended, for the small business waiver of the user fees and its request for a waiver of an application user fee was granted by the FDA on November 2, 2022. On January 26, 2023, the refund was received from the FDA.

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

The amounts capitalized are being accounted for as indefinite-lived intangible assets, subject to impairment testing, until completion or abandonment of research and development efforts associated with the project. An IPR&D asset is considered abandoned when it ceases to be used (that is, research and development efforts associated with the asset have ceased, and there are no plans to sell or license the asset or derive defensive value from the asset). At that point, the asset is considered to be disposed of and is written off. Upon successful completion of each project, the Company will make a determination about the remaining useful life of the intangible asset and begin amortization. The Company tests its indefinite-lived intangibles, IPR&D assets, for impairment annually and more frequently if events or changes in circumstances indicate that it is more likely than not that the asset is impaired. When testing indefinite-lived intangibles for impairment, the Company may assess qualitative factors for its indefinite-lived intangibles to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the asset is impaired. Alternatively, the Company may bypass this qualitative assessment for some or all of its indefinite-lived intangibles and perform the quantitative impairment test that compares the fair value of the indefinite-lived intangible asset with the asset’s carrying amount.

Impairment of MIN-301 In-process Research and Development Asset

In 2021, the Company made the strategic decision to focus its limited resources on moving forward its lead drug candidate, roluperidone, and deferred the development of MIN-301 until additional resources become available. As a result of the Company’s limited resources and development deferral combined with the overall market conditions, it recognized a non-cash charge of $15.2 million as of December 31, 2021 related to the impairment of the intangible asset for MIN-301. The Company had previously recognized in-process research and development for MIN-301 in conjunction with the acquisition of MIN-301 during 2014. No updates were made in respect of the development of MIN-301 during 2022.

Stock-based compensation

The Company recognizes compensation cost relating to stock-based payment transactions using a fair-value measurement method, which requires all stock-based payments to employees, including grants of employee stock options, to be recognized in operating results as compensation expense based on fair value over the requisite service period of the awards. The Company determines the fair value of stock-based awards using the Black-Scholes option-pricing model which uses both historical and current market data to estimate fair value. The method incorporates various assumptions such as the risk-free interest rate, expected volatility, expected dividend yield, and expected life of the options. Forfeitures are recorded as they occur instead of estimating forfeitures that are expected to occur. The fair value of restricted stock units (“RSUs”) is equal to the closing price of the Company’s common stock on the date of grant. See Note 6 for information on the Company’s performance-based restricted stock units (“PRSU”) grants.

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

The Company uses a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. The Company has elected to treat interest and penalties, to the extent they arise, as a component of income tax expense. There was no interest or penalties related to income taxes for the years ended December 31, 2022 or 2021. Income tax years beginning in 2019 for federal and state purposes are generally subject to examination by taxing authorities, although net operating losses from all prior years are subject to examinations and adjustments for at least three years following the year in which the tax attributes are utilized.

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

Although separation of lease and non-lease components is required, certain expedients are available. Entities may elect the practical expedient to not separate lease and non-lease components by class of underlying asset where entities would account for each lease component and the related non-lease component together as a single component. For new and amended leases beginning in 2019 and after, the Company has elected to account for the lease and non-lease components for leases, for classes of all underlying assets, and allocate all of the contract consideration to the lease component only.

Long-lived assets

The Company reviews the recoverability of all long-lived assets, including the related useful lives, whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset might not be recoverable. If required, the Company compares the estimated undiscounted future net cash flows to the related asset’s carrying value to determine whether there has been an impairment. If an asset is considered impaired, the asset is written down to fair value, which is based either on discounted cash flows or appraised values in the period the impairment becomes known. The Company believes that all long-lived assets are recoverable, and no impairment was deemed necessary at December 31, 2022 and 2021.

Goodwill

The Company tests its goodwill for impairment annually, or whenever events or changes in circumstances indicate an impairment may have occurred, by comparing its reporting unit’s carrying value to its fair value. Impairment may result from, among other things, deterioration in the performance of the acquired business, adverse market conditions, adverse changes in applicable laws or regulations and a variety of other circumstances. If the Company determines that an impairment has occurred, it is required to record a write-down of the carrying value and charge the impairment as an operating expense in the period the determination is made. In evaluating the recoverability of the carrying value of goodwill, the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the acquired assets. Changes in strategy or market conditions could significantly impact those judgments in the future and require an adjustment to the recorded balances. The Company has a single reporting unit, which is the level that the goodwill impairment test is performed. There was no impairment of goodwill for the years ended December 31, 2022 and 2021. As of December 31, 2022, $14.9 million of goodwill was associated with a reporting unit with zero or negative carrying value. As the reporting unit had a positive fair value, there was no impairment associated with this reporting unit.

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

The following tables present information about the Company’s cash equivalents and marketable securities as of December 31, 2022 and 2021, measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value:

	December 31, 2022
	Total	Level 1	Level 2	Level 3
Cash equivalents	$34,557,146	$34,557,146	$—	$—
Total fair value	$34,557,146	$34,557,146	$—	$—

	December 31, 2021
	Total	Level 1	Level 2	Level 3
Cash equivalents	$54,003,831	$54,003,831	$—	$—
Total fair value	$54,003,831	$54,003,831	$—	$—

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

For further discussion of the sale of future royalties, please refer to Note 5, Sale of Future Royalties.

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

NOTE 3 — ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following:

	Year Ended December 31,
	2022	2021
Research and development costs and other accrued expenses	$279,434	$902,803
Accrued bonus	14,832	—
Professional fees	113,643	62,936
Accrued expenses and other current liabilities	$407,909	$965,739

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

	Year Ended December 31,
	2022	2021
Net loss	$(32,108,676)	$(49,905,952)
Weighted average shares of common stock outstanding	5,340,194	5,340,196
Net loss per share of common stock – basic and diluted	$(6.01)	$(9.35)

The following securities outstanding at December 31, 2022 and 2021 have been excluded from the calculation of weighted average shares outstanding as their effect on the calculation of loss per share is antidilutive:

	Year Ended December 31,
	2022	2021
Common stock options	700,929	264,933
Performance-based restricted stock units	456,422	456,422
Common stock warrants	5,099	5,099

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

As royalties are remitted from Janssen to Royalty Pharma, the balance of the Royalty Obligation will be effectively repaid over the life of the co-development and license agreement (the “Agreement”) with Janssen. In order to determine the amortization of the Royalty Obligation, the Company is required to estimate the total amount of future royalty payments to Royalty Pharma over the life of the Agreement. In addition to the $60 million upfront payment, up to an additional $95 million in potential milestone payments will also be recorded as a liability related to the sale of future royalties and amortized as interest expense over the estimated remaining life of the agreement. At execution, the Company’s estimate of this total interest expense resulted in an effective annual interest rate of approximately 10.5%. As of December 31, 2022, the Company estimated the effective annual interest rate to be approximately 10.7%. This estimate contains significant assumptions, which are considered Level 3 fair value inputs, regarding the timing and amount of expected royalty and milestone payments that impact the interest expense that will be recognized over the royalty period. The Company will periodically assess the estimated royalty payments to Royalty Payments from Janssen and to the extent the amount or timing of such payments is materially different than the original estimates, an adjustment will be recorded prospectively to increase or decrease interest expense. There are a number of factors that could materially affect the amount and timing of royalty payments to Royalty Pharma from Janssen, and correspondingly, the amount of interest expense recorded by the Company, most of which are not within the Company’s control. Such factors include, but are not limited to, delays or discontinuation of development of seltorexant, regulatory approval, changing standards of care, the introduction of competing products, manufacturing or other delays, generic competition, intellectual property matters, adverse events that result in governmental health authority imposed restrictions on the use of the drug products, significant changes in foreign exchange rates as the royalties remitted to Royalty Pharma are made in U.S. dollars (“USD”) while the underlying sales of seltorexant will be made in currencies other than USD, the ongoing COVID-19 pandemic, and other events or circumstances that are not currently foreseen. Changes to any of these factors could result in increases or decreases to both royalty revenues and interest expense. Janssen is currently conducting two Phase 3 studies with seltorexant, a third Phase 3 study was discontinued during 2022.

The following table shows the activity of the Royalty Obligation since the transaction inception through December 31, 2022:

December 31, 2022
Upfront payment from the sale of future royalties	$60,000,000
Non-cash interest expense associated with the sale of future royalties	13,733,876
Liability related to the sale of future royalties	$73,733,876

NOTE 6 — STOCKHOLDERS’ EQUITY

At-the-Market Equity Offering Program

In September 2022, the Company entered into an Open Market Sale Agreement (the “Sales Agreement”) with Jefferies LLC (“Jefferies”) pursuant to which the Company may offer and sell, from time to time, through Jefferies shares of the Company's common stock, by any method permitted by law deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended. During the twelve months ended December 31, 2022, no shares of the Company’s common stock were issued or sold under the Sales Agreement. As of December 31, 2022, an aggregate of $22.6 million was eligible for sale pursuant to the Sales Agreement under the Company’s effective registration statement on Form S-3 (File No. 333-267424).

The Company’s previous sales agreement with Jefferies entered into in August 2018 terminated pursuant to its terms in August 2021.

Term Loan Warrants

In connection with the Company’s former Loan and Security Agreement with Oxford Finance LLC and Silicon Valley Bank (the “Lenders”), which provided for term loans to the Company in an aggregate principal amount of up to $15 million in two tranches on January 15, 2016, the Company issued the Lenders warrants to purchase 5,099 shares of common stock at a per share exercise price of $44.13. The warrants were immediately exercisable upon issuance, and other than in connection with certain mergers or acquisitions, will expire on the ten-year anniversary of the date of issuance. The fair value of the warrants was estimated at $0.2 million using a Black-Scholes model and assuming: (i) expected volatility of 100.8%, (ii) risk free interest rate of 1.83%, (iii) an expected life of 10 years and (iv) no dividend payments. The fair value of the warrants was included as a discount to the term loans drawn at such time and also as a component of additional paid-in capital and were amortized to interest expense over the term of the loan. Although the term loans were repaid in August 2018, all related warrants were outstanding and exercisable as of December 31, 2022.

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

Stock Option Awards

Stock option activity for employees and non-employees for the year ended December 31, 2022 is as follows:

	Shares Issuable Pursuant to Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Terms (years)	Total Intrinsic Value (in thousands)
Outstanding January 1, 2022	264,929	$34.10	7.9	$—

Granted	436,000	$4.50
Exercised	—	$—
Cancelled/Forfeited	—	$—
Outstanding December 31, 2022	700,929	$15.69	8.6	$—
Exercisable December 31, 2022	242,319	$35.68	6.8	$—
Available for future grant	118,666

The weighted average grant-date fair value of stock options outstanding on December 31, 2022 was $10.75 per share. Total unrecognized compensation costs related to non-vested stock options at December 31, 2022 were approximately $1.6 million and are expected to be recognized within future operating results over a weighted-average period of 2.8 years. The total intrinsic value of the options exercised during both the years ended December 31, 2022 and 2021 was zero.

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

The Company uses the Black-Scholes model to estimate the fair value of stock options granted. For stock options granted during the years ended December 31, 2022 and 2021, the Company utilized the following assumptions:

	Year Ended December 31,
	2022	2021
Expected term (years)	5.5-6.25	5.5-6.25
Risk free interest rate	1.96%-3.62%	0.86%-1.14%
Volatility	75%-97%	75%-97%
Dividend yield	0%	0%
Weighted average grant date fair value per share of common stock	$3.48	$11.28

Performance-Based Restricted Stock Units

On August 6, 2021, the Company granted 476,640 PRSUs through the Exchange Program. The Exchange Program was treated as a Type II modification (Probable-to improbable) under ASC 718. The total PRSUs outstanding at December 31, 2022 was 456,422. The Company will recognize the unrecognized grant-date fair value of the pre-modification stock options as well as any incremental non-cash compensation cost of the PRSUs granted in the Exchange Program, if the vesting conditions of the PRSUs are achieved or if they become probable. The Company is using the pre-modification stock options for determining the compensation cost related to the PRSUs as the vesting conditions remain uncertain for the new PRSUs. The total unrecognized compensation costs related to non-vested stock options at December 31, 2022 were approximately $1.0 million and are expected to be recognized within future operating results over a weighted-average period of 1.0 year. As of December 31, 2022, no PRSUs have vested and 20,218 have been cancelled.

The following table presents stock-based compensation expense included in the Company’s consolidated statements of operations:

	Year Ended December 31,
	2022	2021
Research and development	$2,007,681	$2,414,040
General and administrative	2,101,138	2,804,954
Total	$4,108,819	$5,218,994

NOTE 8 — INCOME TAXES

The provision for federal, foreign and state income taxes for the years ended December 31, 2022 and 2021 are as follows:

	Year Ended December 31,
	2022	2021
Current income tax provision (benefit)
Federal	$—	$—
Foreign	—	—
State	—	—
Deferred income tax provision (benefit)
Federal	—	(638,400)
Foreign	—	—
State	—	(1,164,956)
Total income tax provision (benefit)	$—	$(1,803,356)

Net deferred tax assets (liabilities) as of December 31, 2022 and 2021 consist of the following:

	Year Ended December 31,
	2022	2021
Deferred tax assets:
Net operating loss carryforwards	$26,695,408	$19,129,605
Research and development tax credits	145,115	145,115
Capitalized research and development costs	29,527,069	30,884,326
Stock-based compensation	10,038,836	8,947,268
Deferred start-up and license costs	3,559,272	4,122,178
Sale of royalties	20,144,095	18,120,624
Other	—	1,372
Total deferred tax assets	90,109,795	81,350,488
Deferred tax asset valuation allowance	(90,108,904)	(81,350,488)
Net deferred tax assets	891	—
Deferred tax liabilities:
In-process research and development	—	—
Depreciation	(891)	—
Total deferred tax liabilities	(891)	—
Total	$—	$—

A reconciliation between the Company’s effective tax rate and the federal statutory rate for the years ended December 31, 2022 and 2021 are as follows:

	Year Ended December 31,
	2022	2021
Federal statutory rate	21.00%	21.00%
Permanent differences	(0.08%)	(0.30%)
State income taxes, net of federal benefit	0.00%	0.00%
Valuation allowance	(20.92%)	(17.22%)
Effective tax rate	0.00%	3.49%

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical losses and the uncertainty of future taxable income over the periods which the Company will realize the benefits of its net deferred tax assets, management believes it is more likely than not that the Company will not realize the benefits on the balance of its net deferred tax asset and, accordingly, the Company has established a full valuation allowance on its net deferred tax assets. The valuation allowance increased by approximately $8.8 million and $10.3 million during the years ended December 31, 2022 and 2021, respectively.

As of December 31, 2022, the Company had approximately $98.0 million of federal net operating losses that will begin to expire in 2030. Of the total federal net operating loss, approximately $76.6 million has an unlimited carryforward and therefore will not expire. As of December 31, 2022, the Company had approximately $7.7 million of New Jersey and approximately $86.7 million of Massachusetts operating losses that will begin to expire in 2029 and 2037, respectively. As of December 31, 2022, the Company had approximately $0.1 million of federal research and development credits that will begin to expire in 2027.

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. There are currently no pending income tax examinations. The Company’s tax years are still open under statute from 2018 to present.

As of December 31, 2022 and 2021, the Company had no liability recorded for unrecognized tax benefit. The Company classifies penalties and interest expense related to income tax liabilities as an income tax expense. There were no interest and penalties recognized in the statements of operations for the years ended December 31, 2022 and 2021, or accrued on the balance sheets as of December 31, 2022 and 2021.

NOTE 9 — COMMITMENTS AND CONTINGENCIES

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

NOTE 10 — LEASES

Operating leases

On May 5, 2021, the Company entered into an office lease agreement with BP Reservoir Place to lease approximately 5,923 rentable square feet of office space located at 1601 Trapelo Road, Waltham, MA 02451. The term of the lease agreement began on August 1, 2021 and expired on July 31, 2022, with an annual rate of $239,881.50 payable in equal monthly installments. The Company has elected to not recognize the lease agreement on the balance sheet as the term of the agreement is 12 months or less. The total operating lease costs during the twelve months ended December 31, 2022 were $139,931.

On October 11, 2022, the Company entered into an office lease agreement with Regus to lease approximately 491 rentable square feet of office space located at 1500 District Avenue, Burlington, MA 01803. The lease is on a month-to-month basis commencing on February 1, 2023, with a monthly payment of $8,290. The term of the previous lease for this space began on July 15, 2022 and expired on January 31, 2023, with a monthly rate of $7,533. The Company has elected to not recognize the lease agreement on the balance sheet as the term of the agreement is 12 months or less. The total operating lease costs during the twelve months ended December 31, 2022 were $41,796.

Future minimum lease payments under the Company’s non-cancelable operating lease as of December 31, 2022 were as follows:

Future Operating Lease Payments	Year Ended December 31, 2022
2023	$7,533
Thereafter	—
Total operating lease liabilities at December 31, 2022	$7,533

NOTE 11 — RELATED PARTY TRANSACTIONS

None.

NOTE 12 — SUBSEQUENT EVENTS

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

Our management, with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022. Based on the evaluation of our disclosure controls and procedures as of December 31, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

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

As of December 31, 2022, our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 Framework). Based on this assessment, our management concluded that, as of December 31, 2022, our internal control over financial reporting was effective based on those criteria. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

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

ITEM 9B. Other Information

On March 6, 2023, our Board of Directors, upon recommendation by the Compensation Committee thereof, adopted certain changes to the employment arrangement with Remy Luthringer, our Chief Executive Officer, to be effective immediately, pursuant to a Second Amendment (the “Employment Agreement Amendment”) to that certain Employment Agreement by and between Mind-NRG SARL, a wholly-owned subsidiary of the Company, and Dr. Luthringer, dated as of August 1, 2016 and as amended December 13, 2022. The Employment Agreement Amendment provides that, upon termination of Dr. Luthringer’s employment under certain circumstances, Dr. Luthringer shall be entitled to, among other things, a pro-rata portion of his annual bonus, assuming an annual bonus equal to 55% of Dr. Luthringer’s base salary, subject to terms and conditions thereof. The foregoing description of the Employment Agreement Amendment is qualified in its entirety by reference to the full text of the Employment Agreement Amendment, which is filed as an Exhibit to this Annual Report on Form 10-K and is incorporated by reference herein.

ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

Part III

ITEM 10. Directors, Executive Officers and Corporate Governance

The information required by this Item 10 will be contained in the sections entitled “Election of Directors,” “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” appearing in the definitive proxy statement we will file in connection with our 2023 Annual Meeting of Stockholders and is incorporated by reference herein. The information required by this item relating to executive officers may be found in Part I, Item 1 of this report under the heading “Business—Executive Officers” and is incorporated herein by reference.

ITEM 11. Executive Compensation

The information required by this Item 11 will be contained in the sections entitled “Executive and Director Compensation,” “Executive and Director Compensation—Compensation Committee Interlocks and Insider Participation” and “Executive and Director Compensation—Compensation Committee Report” appearing in the definitive proxy statement we will file in connection with our 2023 Annual Meeting of Stockholders and is incorporated by reference herein.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 will be contained in the sections entitled “Ownership of Our Common Stock” and “Executive and Director Compensation—Equity Compensation Plan Information” appearing in the definitive proxy statement we will file in connection with our 2023 Annual Meeting of Stockholders and is incorporated by reference herein.

ITEM 13. Certain Relationships and Related Person Transactions, and Director Independence

The information required by this Item 13 will be contained in the sections entitled “Certain Relationships and Related Person Transactions” appearing in the definitive proxy statement we will file in connection with our 2023 Annual Meeting of Stockholders and is incorporated by reference herein.

ITEM 14. Principal Accounting Fees and Services

The information required by this Item 14 will be contained in the section entitled “Corporate Governance—Principal Accountant Fees and Services” appearing in the definitive proxy statement we will file in connection with our 2023 Annual Meeting of Stockholders and is incorporated by reference herein.

Part IV

ITEM 15. Exhibits and Financial Statement Schedules

(a)
Documents filed as part of Form 10-K.
(1)
Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2022 and 2021

Consolidated Statements of Operations for the Years Ended December 31, 2022 and 2021

Consolidated Statements of Stockholders’ (Deficit) Equity for the Years Ended December 31, 2022 and 2021

Consolidated Statements of Cash Flows for the Years Ended December 31, 2022 and 2021

Notes to Consolidated Financial Statements

(2)
Schedules

Schedules have been omitted as all required information has been disclosed in the financial statements and related footnotes.

(3)
Exhibits

The following exhibits are filed as part of this Annual Report on Form 10-K or are incorporated herein by reference.

Exhibit No.	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of the Registrant	S-1/A	333-195169	3.1	June 10, 2014

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-36517	3.1	June 17, 2022

3.3	Amended and Restated Bylaws of the Registrant	10-Q	001-36517	3.2	November 4, 2019

4.1	Form of Common Stock Certificate	S-1/A	333-195169	4.1	June 10, 2014

4.2	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934					X

10.1	Share Purchase Agreement between the Registrant, Mind-NRG SA and Various Shareholders dated as of February 11, 2014	S-1	333-195169	10.13	April 9, 2014

10.2†	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers	S-1/A	333-195169	10.1	June 10, 2014

10.3*	License Agreement between Mitsubishi Pharma Corporation and the Registrant f/k/a Cyrenaic Pharmaceuticals, Inc., dated as of August 30, 2007	S-1/A	333-195169	10.2	June 10, 2014

10.4*	Amendment to License Agreement between Mitsubishi Tanabe Pharma Corporation and the Registrant f/k/a Cyrenaic Pharmaceuticals, Inc., dated as of June 16, 2011	S-1/A	333-195169	10.3	June 10, 2014

10.5*	Second Amendment to License Agreement between Mitsubishi Tanabe Pharma Corporation and the Registrant, dated as of January 20, 2014	S-1/A	333-195169	10.4	June 10, 2014

10.6*	License Agreement between Mitsubishi Tanabe Pharma Corporation and the Registrant as successor in interest to Sonkei Pharmaceuticals, Inc., dated as of September 1, 2008	S-1/A	333-195169	10.5	June 10, 2014

10.7*	Amendment to License Agreement between Mitsubishi Tanabe Pharma Corporation and the Registrant, dated as of January 20, 2014	S-1/A	333-195169	10.6	June 10, 2014

10.8*	Co-Development and License Agreement between Janssen Pharmaceutica, N.V. and the Registrant, dated as of February 13, 2014	S-1/A	333-195169	10.7	June 10, 2014

10.9	Form of Securities Purchase Agreement between certain investors referenced therein and the Registrant, dated as of March 13, 2015	8-K	001-36517	10.1	March 18, 2015

10.10	Form of Registration Rights Agreement between certain investors referenced therein and the Registrant, dated as of March 13, 2015	8-K	001-36517	10.3	March 18, 2015

10.11	Second Amendment to License Agreement between Mitsubishi Tanabe Pharma Corporation and the Registrant, dated as of April 21, 2015	10-Q	001-36517	10.5	May 7, 2015

10.12†	Amended and Restated Non-Employee Director Compensation Plan	10-Q	001-36517	10.2	August 2, 2018

10.13	Common Stock Purchase Agreement, dated March 17, 2016, by and between David Kupfer and the Registrant	8-K	001-36517	10.1	March 18, 2016

Exhibit No.	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.14†	Employment Agreement, dated as of August 1, 2016, by and between Mind-NRG SARL and Dr. Remy Luthringer	10-Q	001-36517	10.1	August 4, 2016

10.15†	Employment Agreement, dated as of August 1, 2016, by and between Mind-NRG SARL and Geoffrey Race	10-Q	001-36517	10.2	August 4, 2016

10.16†	Employment Agreement, dated as of August 1, 2016, by and between the Registrant and Frederick Ahlholm	10-Q	001-36517	10.3	August 4, 2016

10.17†	Employment Agreement, dated as of August 1, 2016, by and between the Registrant and Joseph Reilly	10-Q	001-36517	10.5	August 4, 2016

10.18†	Form of Restricted Stock Unit Agreement under the Amended and Restated 2013 Equity Incentive Plan of the Registrant	8-K	001-36517	10.1	December 16, 2016

10.19†	Form of Option Grant Agreement under the Amended and Restated 2013 Equity Incentive Plan	10-K	001-36517	10.36	March 13, 2017

10.20	Amendment No. 1 to Co-Development and License Agreement dated June 13, 2017, by and between the Registrant and Janssen Pharmaceutica NV	8-K	001-36517	10.1	June 14, 2017

10.21*	Commercial Supply Agreement by and between the Registrant and Catalent Germany Schorndorf GmbH, dated September 18, 2019	10-Q	001-36517	10.1	November 4, 2019

10.22	Open Market Sale Agreement, dated as of September 14, 2022, by and between the Registrant and Jefferies LLC	S-3	333-267424	1.2	September 14, 2022

10.23	Settlement Agreement, dated as of June 24, 2020, by and between the Registrant and Janssen Pharmaceutica, N.V.	10-Q	001-36517	10.2	August 3, 2020

10.24†	Amended and Restated 2013 Equity Incentive Plan	10-Q	001-36517	10.3	August 3, 2020

10.25*	Royalty Purchase Agreement, dated as of January 15, 2021, by and between the Registrant and RPI 2019 Intermediate Finance Trust (redacted)	10-K	001-36517	10.48	March 8, 2021

10.26*	Remy Luthringer Supplemental Retention Benefits Letter Agreement (redacted)	10-Q	001-36517	10.1	May 12, 2021

10.27	First Amendment to the Employment Agreement of Geoff Race by and between Mind-NRG SARL and Geoff Race, effective October 11, 2021	8-K	001-36517	10.1	October 12, 2021

10.28	Amended and Restated Employment Agreement by and between Minerva Neurosciences, Inc. and Frederick Ahlholm, effective October 11, 2021	8-K	001-36517	10.2	October 12, 2021

10.29	First Amendment to the Employment Agreement of Remy Luthringer by and between Mind-NRG SARL and Remy Luthringer, effective December 13, 2022	8-K	001-36517	10.1	December 13, 2022

10.30	Second Amendment to the Employment Agreement of Remy Luthringer by and between Mind-NRG SARL and Remy Luthringer, effective March 6, 2023					X

21.1	List of Subsidiaries	10-K	001-36517	21.1	March 1, 2022

Exhibit No.	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith

23.1	Consent of Deloitte & Touche, LLP, independent registered public accounting firm					X

24.1	Power of Attorney (included on the Signature page of this Annual Report on Form 10-K)					X

31.1	Certification of Chief Executive Officer (Principal Executive Officer) pursuant to Section 302 of Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer (Principal Financial Officer) pursuant to Section 302 of Sarbanes-Oxley Act of 2002					X

32.1**	Certification of Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) pursuant to Section 906 of Sarbanes-Oxley Act of 2002					X

101.INS	Inline XBRL Instance Document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X

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

The agreements and other documents filed as exhibits to this Annual Report on Form 10-K are not intended to provide factual information or other disclosure other than with respect to the terms of the agreements or other documents themselves, and you should not rely on them for that purpose. In particular, any representations and warranties made by us in these agreements or other documents were made solely within the specific context of the relevant agreement or document and may not describe the actual state of affairs as of the date they were made or at any other time.

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

Date: March 8, 2023

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

Signature	Title	Date
/s/ Remy Luthringer, Ph.D.	Executive Chairman and Chief Executive Officer (Principal Executive Officer)	March 8, 2023
Remy Luthringer, Ph.D.

/s/ Frederick Ahlholm	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 8, 2023
Frederick Ahlholm

/s/ Geoffrey Race	President	March 8, 2023
Geoffrey Race

/s/ William F. Doyle	Member of the Board of Directors	March 8, 2023
William F. Doyle

/s/ Hans Peter Hasler	Member of the Board of Directors	March 8, 2023
Hans Peter Hasler

/s/ Jeryl Hilleman	Member of the Board of Directors	March 8, 2023
Jeryl Hilleman

/s/ David Kupfer, MD	Member of the Board of Directors	March 8, 2023
David Kupfer, MD

/s/ Fouzia Laghrissi-Thode, MD	Member of the Board of Directors	March 8, 2023
Fouzia Laghrissi-Thode, MD

/s/ Jan van Heek	Member of the Board of Directors	March 8, 2023
Jan van Heek