Form 10-Q
period 2023-03-31
Minerva Neurosciences, Inc.
filed 2023-05-15
CIK 1598646

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

The number of shares of Registrant’s Common Stock, $0.0001 par value per share, outstanding as of May 10, 2023 was 5,568,406.

Unless the context suggests otherwise, references in this Quarterly Report on Form 10-Q, or Quarterly Report, to “Minerva,” “the Company,” “we,” “us,” and “our” refer to Minerva Neurosciences, Inc. and, where appropriate, its subsidiaries.

This Quarterly Report on Form 10-Q contains forward-looking statements. These forward-looking statements reflect our plans, estimates and beliefs. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “would” and similar expressions intended to identify forward-looking statements. Forward-looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Because of these risks and uncertainties, the forward-looking events and circumstances discussed in this report may not transpire. These risks and uncertainties include, but are not limited to, the risks included in this Quarterly Report on Form 10-Q under Part II, Item IA, “Risk Factors” and in our Annual Report on Form 10-K for the year ended December 31, 2022 under Part I, Item IA, “Risk Factors.”

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

PART I – Financial Information

Item 1 – Financial Statements

MINERVA NEUROSCIENCES, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
	2023	2022
Assets
Current assets
Cash and cash equivalents	$35,978,199	$36,093,606
Restricted cash	100,000	100,000
Refundable regulatory fee	—	3,117,218
Prepaid expenses and other current assets	596,045	848,117
Total current assets	36,674,244	40,158,941

Equipment, net	14,966	16,326
Capitalized software, net	36,182	42,567
Goodwill	14,869,399	14,869,399
Total assets	$51,594,791	$55,087,233

Liabilities and Stockholders’ (Deficit) Equity
Current liabilities
Accounts payable	$960,998	$969,667
Accrued expenses and other current liabilities	1,540,663	407,909
Total current liabilities	2,501,661	1,377,576
Liability related to the sale of future royalties	75,711,302	73,733,876
Total liabilities	78,212,963	75,111,452
Commitments and contingencies (Note 8)

Stockholders’ (deficit) equity
Preferred stock; $0.0001 par value; 100,000,000 shares authorized; none issued or outstanding as of March 31, 2023 and December 31, 2022, respectively	—	—
Common stock; $0.0001 par value; 125,000,000 shares authorized; 5,340,193 shares issued and outstanding as of March 31, 2023 and December 31, 2022	534	534
Additional paid-in capital	347,161,781	346,785,322
Accumulated deficit	(373,780,487)	(366,810,075)
Total stockholders’ (deficit) equity	(26,618,172)	(20,024,219)
Total liabilities and stockholders’ (deficit) equity	$51,594,791	$55,087,233

See accompanying notes to condensed consolidated financial statements

MINERVA NEUROSCIENCES, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Expenses
Research and development	$2,653,553	$4,959,863
General and administrative	2,694,965	3,029,395
Total expenses	5,348,518	7,989,258
Loss from operations	(5,348,518)	(7,989,258)

Foreign exchange losses	(8,686)	(3,794)
Investment income	364,218	7,417
Non-cash interest expense for the sale of future royalties	(1,977,426)	(1,778,794)
Net loss	$(6,970,412)	$(9,764,429)

Net loss per share, basic and diluted	$(1.31)	$(1.83)
Weighted average shares outstanding, basic and diluted	5,340,193	5,340,196

See accompanying notes to condensed consolidated financial statements.

MINERVA NEUROSCIENCES, INC.

Condensed Consolidated Statements of Stockholders’ (Deficit) Equity

(Unaudited)

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-In Capital	Deficit	Total
Balances at January 1, 2022	5,340,196	$534	$342,676,508	$(334,701,399)	$7,975,643
Stock-based compensation	—	—	1,052,656	—	1,052,656
Net loss	—	—	—	(9,764,429)	(9,764,429)
Balances at March 31, 2022	5,340,196	$534	$343,729,164	$(344,465,828)	$(736,130)

Balances at January 1, 2023	5,340,193	$534	$346,785,322	$(366,810,075)	$(20,024,219)
Stock-based compensation	—	—	376,459	—	376,459
Net loss	—	—	—	(6,970,412)	(6,970,412)
Balances at March 31, 2023	5,340,193	$534	$347,161,781	$(373,780,487)	$(26,618,172)

See accompanying notes to condensed consolidated financial statements.

MINERVA NEUROSCIENCES, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(6,970,412)	$(9,764,429)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,360	—
Amortization of capitalized software	6,385	—
Stock-based compensation expense	376,459	1,052,656
Non-cash interest expense associated with the sale of future royalties	1,977,426	1,778,794
Changes in operating assets and liabilities
Refundable regulatory fee	3,117,218	—
Prepaid expenses and other current assets	252,072	695,878
Accounts payable	(8,669)	(267,047)
Accrued expenses and other current liabilities	1,132,754	695,779
Net cash used in operating activities	(115,407)	(5,808,369)

Cash flows from investing activities:
Net cash provided by investing activities	—	—

Cash flows from financing activities:
Net cash provided by financing activities	—	—
Net decrease in cash, cash equivalents and restricted cash	(115,407)	(5,808,369)

Cash, cash equivalents and restricted cash
Beginning of period	36,193,606	60,855,080
End of period	$36,078,199	$55,046,711
Reconciliation of the Condensed Consolidated Statements of Cash Flows to the Condensed Consolidated Balance Sheets
Cash and cash equivalents	$35,978,199	$54,946,711
Restricted cash	100,000	100,000
Total cash, cash equivalents and restricted cash	$36,078,199	$55,046,711

See accompanying notes to condensed consolidated financial statements.

MINERVA NEUROSCIENCES, INC.

Notes to Condensed Consolidated Financial Statements

As of March 31, 2023 and for the Three Months Ended March 31, 2023 and 2022

(Unaudited)

NOTE 1 — NATURE OF OPERATIONS AND LIQUIDITY

Nature of Operations

Minerva Neurosciences, Inc. (“Minerva” or the “Company”) is a clinical-stage biopharmaceutical company focused on the development and commercialization of product candidates to treat patients suffering from central nervous system (“CNS”) diseases. The Company’s lead product candidate is roluperidone (f/k/a MIN-101), a compound the Company is developing for the treatment of negative symptoms in patients with schizophrenia. The Company holds the license to roluperidone from Mitsubishi Tanabe Pharma Corporation (“MTPC”) with the rights to develop, sell and import roluperidone globally, excluding most of Asia. Previously in October 2022, the Company announced that it received a refusal to file letter (“RTF”) from the U.S. Food and Drug Administration (“FDA”) for its New Drug Application (“NDA”) for roluperidone for the treatment of negative symptoms in schizophrenia. On April 27, 2023, the FDA filed the Company’s NDA for roluperidone. The decision to file the NDA followed the Company’s request for formal dispute resolution and appeal of the October 2022 RTF. On May 8, 2023, the Company received confirmation from the FDA that the NDA for roluperidone has been assigned a standard review classification, and that the FDA has assigned a Prescription Drug User Fee Act (PDUFA) goal date of February 26, 2024. The FDA advised that it identified potential review issues that had been previously cited in the RTF decision letter, which included those discussed at the Type C meeting in March 2022. See the section titled “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Clinical and Regulatory Updates—Type C Meeting (March 2, 2022)” for more information.

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

Liquidity

The accompanying interim condensed consolidated financial statements have been prepared as though the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has limited capital resources and has incurred recurring operating losses and negative cash flows from operations since inception. As of March 31, 2023, the Company had an accumulated deficit of approximately $373.8 million and net cash used in operating activities was approximately $0.1 million during the three months ended March 31, 2023. Management expects to continue to incur operating losses and negative cash flows from operations in the future. The Company has financed its operations to date from proceeds from the sale of common stock, warrants, loans, convertible promissory notes, collaboration agreements and royalty sales.

As of March 31, 2023, the Company had cash, cash equivalents, and restricted cash of $36.1 million, which it believes will be sufficient to meet the Company’s operating commitments for the next 12 months from the date its financial statements are issued. The process of drug development can be costly and the timing and outcomes of clinical trials is uncertain. The assumptions upon which the Company has based its estimates are routinely evaluated and may be subject to change. The actual amount of the Company’s expenditures will vary depending upon many factors, including, but not limited to, the design, timing and duration of future clinical trials, the progress of the Company’s research and development programs, the infrastructure to support a commercial enterprise, and the level of financial resources available. The Company can adjust its operating plan spending levels based on the timing of future clinical trials, which are predicated upon adequate funding to complete the trials. The Company routinely evaluates the status of its clinical development programs as well as potential strategic options.

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

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim reporting and the requirements of the Securities and Exchange Commission (“SEC”) in accordance with Regulation S-X, Rule 8-03. Under those rules, certain notes and financial information that are normally required for annual financial statements can be condensed or omitted. In the opinion of the Company’s management, the accompanying financial statements contain all adjustments (consisting of items of a normal and recurring nature) necessary to present fairly the financial position as of March 31, 2023, the results of operations for the three months ended March 31, 2023 and 2022 and cash flows for the three months ended March 31, 2023 and 2022. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the full year. The consolidated balance sheet as of December 31, 2022 was derived from the audited annual financial statements. The accompanying unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 8, 2023.

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

Restricted cash

Cash accounts with any type of restriction are classified as restricted. The Company maintained restricted cash balances as collateral for corporate credit cards in the amount of $0.1 million at each of March 31, 2023 and December 31, 2022.

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

NOTE 3 — ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following:

	March 31, 2023	December 31, 2022
Research and development costs and other accrued expenses	$996,298	$279,434
Accrued bonus	396,494	14,832
Professional fees	95,083	113,643
Vacation pay	52,788	—
Accrued expenses and other current liabilities	$1,540,663	$407,909

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

	Three Months Ended March 31,
	2023	2022
Net loss	$(6,970,412)	$(9,764,429)
Weighted average shares of common stock outstanding	5,340,193	5,340,196
Net loss per share of common stock – basic and diluted	$(1.31)	$(1.83)

The following securities outstanding at March 31, 2023 and 2022 have been excluded from the calculation of weighted average shares outstanding as their effect on the calculation of loss per share is antidilutive:

	Three Months Ended March 31,
	2023	2022
Common stock options	700,929	452,433
Performance-based restricted stock units	456,422	456,422
Common stock warrants	5,099	5,099

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

As royalties are remitted from Janssen to Royalty Pharma, the balance of the Royalty Obligation will be effectively repaid over the life of the co-development and license agreement (the “Agreement”) with Janssen. In order to determine the amortization of the Royalty Obligation, the Company is required to estimate the total amount of future royalty payments to Royalty Pharma over the life of the Agreement. In addition to the $60 million upfront payment, up to an additional $95 million in potential milestone payments will also be recorded as a liability related to the sale of future royalties and amortized as interest expense over the estimated remaining life of the agreement. At execution, the Company’s estimate of this total interest expense resulted in an effective annual interest rate of approximately 10.5%. As of March 31, 2023, the Company estimated the effective annual interest rate to be approximately 10.7%. This estimate contains significant assumptions, which are considered Level 3 fair value inputs, regarding the timing and amount of expected royalty and milestone payments that impact the interest expense that will be recognized over the royalty period. The Company will periodically assess the estimated royalty payments to Royalty Payments from Janssen and to the extent the amount or timing of such payments is materially different than the original estimates, an adjustment will be recorded prospectively to increase or decrease interest expense. There are a number of factors that could materially affect the amount and timing of royalty payments to Royalty Pharma from Janssen, and correspondingly, the amount of interest expense recorded by the Company, most of which are not within the Company’s control. Such factors include, but are not limited to, delays or discontinuation of development of seltorexant, regulatory approval, changing standards of care, the introduction of competing products, manufacturing or other delays, generic competition, intellectual property matters, adverse events that result in regulatory authority imposed restrictions on the use of the drug products, significant changes in foreign exchange rates as the royalties remitted to Royalty Pharma are made in U.S. dollars (“USD”) while the underlying sales of seltorexant will be made in currencies other than USD, the ongoing COVID-19 pandemic, and other events or circumstances that are not currently foreseen. Changes to any of these factors could result in increases or decreases to both royalty revenues and interest expense. Janssen is currently conducting two Phase 3 studies with seltorexant, a third Phase 3 study was discontinued during 2022.

The following table shows the activity of the Royalty Obligation since the transaction inception through March 31, 2023:

March 31, 2023
Upfront payment from the sale of future royalties	$60,000,000
Non-cash interest expense associated with the sale of future royalties	15,711,302
Liability related to the sale of future royalties	$75,711,302

NOTE 6 — STOCKHOLDERS’ EQUITY

At-the-Market Equity Offering Program

In September 2022, the Company entered into an Open Market Sale Agreement (the “Sales Agreement”) with Jefferies LLC (“Jefferies”) pursuant to which the Company may offer and sell, from time to time, through Jefferies shares of the Company's common stock, by any method permitted by law deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended. During three months ended March 31, 2023, no shares of the Company’s common stock were issued or sold under the Sales Agreement. As of March 31, 2023, an aggregate of $22.6 million was eligible for sale pursuant to the Sales Agreement under the Company’s effective registration statement on Form S-3 (File No. 333-267424).

Term Loan Warrants

In connection with the Company’s former Loan and Security Agreement with Oxford Finance LLC and Silicon Valley Bank (the “Lenders”), which provided for term loans to the Company in an aggregate principal amount of up to $15 million in two tranches on January 15, 2016, the Company issued the Lenders warrants to purchase 5,099 shares of common stock at a per share exercise price of $44.13. The warrants were immediately exercisable upon issuance, and other than in connection with certain mergers or acquisitions, will expire on the ten-year anniversary of the date of issuance. The fair value of the warrants was estimated at $0.2 million using a Black-Scholes model and assuming: (i) expected volatility of 100.8%, (ii) risk free interest rate of 1.83%, (iii) an expected life of 10 years and (iv) no dividend payments. The fair value of the warrants was included as a discount to the term loans drawn at such time and also as a component of additional paid-in capital and were amortized to interest expense over the term of the loan. Although the term loans were repaid in August 2018, all related warrants were outstanding and exercisable as of March 31, 2023.

NOTE 7 — STOCK AWARD PLAN AND STOCK-BASED COMPENSATION

In December 2013, the Company adopted the 2013 Equity Incentive Plan (as subsequently amended and restated, the “Plan”), which provides for the issuance of options, stock appreciation rights, stock awards and stock units.

Option Exchange Program

On June 11, 2021, the Company’s stockholders, upon recommendation of the board of directors of the Company, approved a one-time stock option exchange program (the “Exchange Program”) for certain employee option holders (including its named executive officers) (the “Eligible Participants”) who remained employed by the Company through the completion of the Exchange Program. The Exchange Program permitted Eligible Participants to surrender stock options issued and outstanding under the Plan granted before July 1, 2020, with a per-share exercise price of $35.76 or greater (the “Eligible Options”), in exchange for a grant of performance-based restricted stock units (“PRSUs”) that will settle in shares of the Company’s common stock upon vesting. 50% of the new PRSUs vest upon the FDA acceptance of a new drug application for roluperidone, provided that such acceptance is not “over protest” and occurs within three years after the grant date, with the remaining new PRSUs vesting upon roluperidone receiving FDA marketing approval, provided that such approval occurs within five years after the grant date.

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

Stock Option Awards

Stock option activity for employees and non-employees for the three months ended March 31, 2023 is as follows:

	Shares Issuable Pursuant to Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Terms (years)	Total Intrinsic Value (in thousands)
Outstanding January 1, 2023	700,929	$15.69	8.6	$—

Granted	—
Exercised	—
Forfeited	—
Outstanding March 31, 2023	700,929	$15.69	8.3	$—
Exercisable March 31, 2023	295,807	$30.41	7.0	$—
Available for future grant	118,666

The weighted average grant-date fair value of stock options outstanding on March 31, 2023 was $10.75 per share. Total unrecognized compensation costs related to non-vested stock options at March 31, 2023 were approximately $1.5 million and are expected to be recognized within future operating results over a weighted-average period of 2.6 years. The total intrinsic value of the options exercised during the three months ended March 31, 2023 and 2022 was zero.

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

The Company uses the Black-Scholes model to estimate the fair value of stock options granted. For stock options granted during the three months ended March 31, 2023 and 2022, the Company utilized the following assumptions:

	Three Months Ended March 31,
	2023	2022
Expected term (years)	—	6.25
Risk free interest rate	—	1.96%
Volatility	—	97.18%
Dividend yield	—	0.00%
Weighted average grant date fair value per share of common stock	—	$4.96

Performance-Based Restricted Stock Units

On August 6, 2021, the Company granted 476,640 PRSUs through the Exchange Program. The Exchange Program was treated as a Type II modification (Probable-to improbable) under ASC 718. The total PRSUs outstanding at March 31, 2023 was 456,422. The Company will recognize the unrecognized grant-date fair value of the pre-modification stock options as well as any incremental non-cash compensation cost of the PRSUs granted in the Exchange Program, if the vesting conditions of the PRSUs are achieved or if they become probable. The Company is using the pre-modification stock options for determining the compensation cost related to the PRSUs as the vesting conditions remain uncertain for the new PRSUs. The total unrecognized compensation costs related to non-vested stock options at March 31, 2023 were approximately $0.7 million and are expected to be recognized within future operating results over a weighted-average period of 0.7 year. As of March 31, 2023, no PRSUs have vested and 20,218 have been cancelled.

The following table presents stock-based compensation expense included in the Company’s consolidated statements of operations:

	Three Months Ended March 31,
	2023	2022
Research and development	$184,727	$501,173
General and administrative	191,732	551,483
Total	$376,459	$1,052,656

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

NOTE 9— SUBSEQUENT EVENTS

On April 28, 2023, the Compensation Committee of the Company’s Board of Directors certified the achievement of a performance condition occurring upon FDA acceptance of a new drug application for roluperidone. As a result, 50% of the shares of common stock underlying the Company’s PRSUs granted on August 6, 2021 vested. The remaining PRSUs would vest upon roluperidone receiving FDA marketing approval provided that such approval occurs within five years after the August 6, 2021 grant date.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with our condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our annual audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022 as filed with the Securities and Exchange Commission on March 8, 2023. This discussion and analysis contains forward-looking statements that involve significant risks and uncertainties. Our actual results, performance or experience could differ materially from what is indicated by any forward-looking statement due to various important factors, risks and uncertainties, including, but not limited to, those set forth under “Risk Factors” included elsewhere in this Quarterly Report on Form 10-Q.

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

In August 2022, we submitted a New Drug Application (“NDA”) with the U.S. Food and Drug Administration (“FDA”) for our lead product candidate, roluperidone, for the treatment of negative symptoms in schizophrenia. The FDA subsequently notified us that they would not accept the file for review, issuing a refusal to file letter (“RTF”) in October 2022. In December 2022, following a Type A meeting held on November 30, 2022, the FDA confirmed the RTF remained in effect with respect to our NDA for roluperidone. On April 27, 2023, the FDA filed our NDA for roluperidone. The decision to file the NDA followed our request for formal dispute resolution and appeal of the October 2022 RTF. On May 8, 2023, we received confirmation from the FDA that the NDA for roluperidone has been assigned a standard review classification, and that the FDA has assigned a Prescription Drug User Fee Act (PDUFA) goal date of February 26, 2024. The FDA advised that it identified potential review issues that had been previously cited in the RTF decision letter, which included those discussed at the Type C meeting in March 2022. See “—Clinical and Regulatory Updates” below for more information.

We have not received any regulatory approvals to commercialize any of our product candidates, and we have not generated any revenue from the sales or license of our product candidates. We routinely evaluate the status of our drug development programs as well as potential strategic options. We have incurred significant operating losses since inception and expect to continue to incur net losses and negative cash flows from operating activities for the foreseeable future in connection with the clinical and regulatory activities associated with advancing our product candidates. As of March 31, 2023 and December 31, 2022, we had an accumulated deficit of $373.8 million and $366.8 million, respectively. For three months ended March 31, 2023 and 2022, we recorded net losses of $7.0 million and $9.8 million, respectively.

Clinical and Regulatory Updates

New Drug Application Filed (April 27, 2023)

On May 1, 2023, we announced that the FDA filed our NDA for roluperidone for the treatment of negative symptoms in patients with schizophrenia on April 27, 2023. The decision to file the NDA followed our request for formal dispute resolution and appeal of the FDA’s October 2022 RTF. The issues cited in the RTF decision included those discussed at the Type C meeting in March 2022. In granting the appeal, the FDA deciding official agreed with us that the issues cited in the RTF decision should be considered during the FDA’s review of the NDA.

On May 8, 2023, we received confirmation from the FDA that the NDA for roluperidone for the treatment of negative symptoms in patients with schizophrenia has been filed in accordance with the Appeal Granted letter dated April 27, 2023 and assigned a standard review classification. The FDA has assigned a Prescription Drug User Fee Act (PDUFA) goal date of February 26, 2024. The FDA advised that it identified potential review issues that had been previously cited in the RTF decision letter, which included those discussed at the Type C meeting in March 2022. See the section titled “—Clinical and Regulatory Updates—Type C Meeting (March 2, 2022)” below.

NDA Fee Refund

In January 2023, we received a refund of our NDA filing fee of approximately $3.1 million from the FDA. This refund was made in accordance with the Federal Food Drug and Cosmetic Act, which allows a fee waiver for a small business submitting its first human drug application.

Refusal to File Letter and Type A Meeting (November 30, 2022)

On October 17, 2022, we announced that we received a refusal to file letter from the FDA for our NDA for roluperidone for the treatment of negative symptoms in schizophrenia. On December 28, 2022, we announced that, following the Type A meeting held on November 30, 2022, the FDA confirmed that the refusal to file letter remained in effect with respect to our NDA for roluperidone.

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

Results of Operations

Comparison of Three Months Ended March 31, 2023 versus March 31, 2022

Research and Development Expenses

Research and development expenses were $2.7 million and $5.0 million for the three months ended March 31, 2023 and 2022, respectively, a decrease of approximately $2.3 million. The decrease in research and development expenses was primarily due to lower non-cash stock compensation costs and lower consultant fees related to our NDA, which was submitted during 2022. Non-cash stock compensation expense included in research and development expenses was $0.2 million and $0.5 million for the three months ended March 31, 2023 and 2022, respectively.

General and Administrative Expenses

General and administrative expenses were $2.7 million and $3.0 million for the three months ended March 31, 2023 and 2022, respectively, a decrease of approximately $0.3 million. The decrease in general and administrative expenses was primarily due to lower non-cash stock compensation costs. Non-cash stock compensation expense included in general and administrative expenses was $0.2 million and $0.6 million for the three months ended March 31, 2023 and 2022, respectively.

Foreign Exchange Losses

Foreign exchange losses were $9 thousand and $4 thousand for the three months ended March 31, 2023 and 2022, respectively, an increase of $5 thousand. The increase in foreign exchange losses was primarily due to currency movements.

Investment Income

Investment income was $364 thousand and $7 thousand for the three months ended March 31, 2023 and 2022, respectively, an increase of $357 thousand primarily due to higher interest rates.

Non-cash interest expense for the sale of future royalties

Non-cash interest expense for the sale of future royalties was $2.0 million and $1.8 million for the three months ended March 31, 2023 and 2022, respectively, an increase of $0.2 million. The increase was due to an increase in the carrying value of the liability related to the sale of future royalties for seltorexant to Royalty Pharma in accordance with ASC 470, Debt.

Liquidity and Capital Resources

Sources of Liquidity

As of March 31, 2023, we had an accumulated deficit of approximately $373.8 million. We anticipate that we will continue to incur net losses for the foreseeable future as we continue the development and potential commercialization of our product candidates and to support our operations as a public company. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we may never generate product revenue or achieve profitability. As of March 31, 2023, we had approximately $36.1 million in cash, cash equivalents, and restricted cash, which we believe will be sufficient to meet our operating commitments for the next 12 months from the date our financial statements are issued. Our cash requirements primarily relate to expenditures to support the development of roluperidone, which includes advancing the program through the regulatory process.

The process of drug development can be costly and the timing and outcomes of clinical trials is uncertain. The assumptions upon which we have based our estimates are routinely evaluated and may be subject to change. The actual amount of our expenditures will vary depending upon many factors, including, but not limited to, the design, timing and duration of future clinical trials, the progress of our research and development programs, the infrastructure to support a commercial enterprise and the level of financial resources available. We can adjust our operating plan spending levels based on the timing of future clinical trials which are predicated upon adequate funding to complete the trials. We routinely evaluate the status of our clinical development programs as well as potential strategic options.

At-the-Market Equity Offering Program

In September 2022, we entered into an Open Market Sale Agreement (the “Sales Agreement”) with Jefferies LLC (“Jefferies”) pursuant to which we may offer and sell, from time to time, through Jefferies, shares of our common stock, by any method permitted by law deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended. During the three months ended March 31, 2023, no shares of our common stock were issued or sold under the Sales Agreement. As of March 31, 2023, an aggregate of $22.6 million was eligible for sale pursuant to the Sales Agreement under our effective registration statement on Form S-3 (File No. 333-267424).

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

Cash Flows

The tables below set forth our significant sources and uses of cash for the periods.

	Three Months Ended March 31,
	2023	2022
	(dollars in millions)
Net cash used in:
Operating activities	$(0.1)	$(5.8)
Investing activities	—	—
Financing activities	—	—
Net decrease in cash	$(0.1)	$(5.8)

Net Cash Used in Operating Activities

Net cash used in operating activities of approximately $0.1 million during the three months ended March 31, 2023 was primarily due to our net loss of $7.0 million, partially offset by a $3.1 million decrease in refundable regulatory fees, non-cash interest expense for the sale of future royalties of $2.0 million, an increase in accrued expenses of $1.1 million, stock-based compensation expense of $0.4 million, and a $0.3 million decrease in prepaid expenses.

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

Net Cash Provided by Investing Activities

Net cash provided by investing activities was zero during the three months ended March 31, 2023 and 2022.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was zero during the three months ended March 31, 2023 and 2022.

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

Critical Accounting Policies and Estimates

In our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, our most critical accounting policies and estimates upon which our financial status depends were identified as those relating to research and development costs; in-process research and development; goodwill; income taxes; and the liability related to the sale of future royalties. We reviewed our policies and determined that those policies were our most critical accounting policies for the three months ended March 31, 2023.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) and are adopted by us as of the specified effective date. See Note 2 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 and Note 2 in our condensed consolidated financial statements appearing elsewhere in this Form 10-Q for a description of recent accounting pronouncements applicable to our financial statements. We believe that the impact of recently issued, but not yet adopted, accounting pronouncements will not have a material impact on the condensed consolidated financial statements or do not apply to our operations.

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

Our management, with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2023. Based on the evaluation of our disclosure controls and procedures as of March 31, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

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

Item 1A. Risk Factors

We operate in a rapidly changing environment that involves a number of risks which could materially affect our business, financial condition or future results, some of which are beyond our control. In addition to the other information set forth in this Quarterly Report on Form 10-Q, the risks and uncertainties that we believe are most important for you to consider are discussed in Part I-Item 1A under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the Securities and Exchange Commission (“SEC”) on March 8, 2023. The risk factors set forth below are risk factors containing changes, which may be material, from the risk factors previously disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as filed with the SEC.

We have incurred significant losses since our inception. We expect to continue to incur losses over the next several years and may never achieve or maintain profitability.

We are a clinical development-stage biopharmaceutical company. In November 2013, we merged with Sonkei Pharmaceuticals, Inc. (“Sonkei”), and, in February 2014, we acquired Mind-NRG Sarl (“Mind-NRG”), which were also clinical development-stage biopharmaceutical companies. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval or become commercially viable. In August 2022, we submitted a New Drug Application (“NDA”) with the U.S. Food and Drug Administration (“FDA”) for our lead product candidate, roluperidone. The FDA subsequently notified us that they would not accept the file for review, issuing a refusal to file letter (“RTF”) in October 2022. In December 2022, following a Type A meeting held on November 30, 2022, the FDA confirmed the RTF remained in effect with respect to our NDA for roluperidone. On May 1, 2023, we announced that the FDA filed our NDA for roluperidone on April 27, 2023. The decision to file the NDA followed our request for formal dispute resolution and appeal of the October 2022 RTF. On May 8, 2023, we received confirmation from the FDA that the NDA for roluperidone has been assigned a standard review classification, and that the FDA has assigned a Prescription Drug User Fee Act (PDUFA) goal date of February 26, 2024. The FDA advised that it identified potential review issues that had been previously cited in the RTF decision letter, which included those discussed at the Type C meeting in March 2022, namely: (i) the potential impact of roluperidone administration on the efficacy and safety of antipsychotic drugs, or more specifically, the psychiatric division (the “Division”) wanted reassurance that those patients administered roluperidone who manifest worsening of schizophrenia symptoms and in the opinion of the clinician/investigators need treatment with antipsychotics, do not experience a diminished benefit of the antipsychotic treatment or unexpected adverse effects; (ii) the comparability of US and non-US schizophrenia patients, or more specifically, the Division wanted to be reassured that data collected in MIN-101C03 in non-US patients is applicable to US patients; (iii) supporting statistical evidence of efficacy of roluperidone on negative symptoms; and (iv) the ability of clinicians to identify patients who might benefit from roluperidone. See also the section titled “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Clinical and Regulatory Updates—Type C Meeting (March 2, 2022)” for more information. While the FDA filed the NDA for roluperidone, we may never succeed in any or all these activities and, even if we do, we may never generate sufficient revenue to achieve profitability.

We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we may never generate product revenue or achieve profitability. As of March 31, 2023, we had an accumulated deficit of approximately $373.8 million.

We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and/or seek regulatory approvals for, roluperidone and other potential product candidates. If any of our product candidates fail in clinical trials or do not obtain regulatory approval, or if any of our product candidates, if approved, fail to achieve market acceptance, we may never generate revenue or become profitable. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Failure to become and remain profitable may adversely affect the market price of shares of our common stock and our ability to raise capital and continue operations. We may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenues. Our prior losses and expected future losses have had and will continue to have an adverse effect on our results of operations, financial position and working capital.

We will require additional capital to finance our operations, which may not be available to us on acceptable terms, or at all. Failure to obtain this necessary capital when needed may force us to delay, limit or terminate our product development efforts or other operations.

Our operations and the historic operations of Sonkei and Mind-NRG have consumed substantial amounts of cash since inception. As of March 31, 2023, we had cash, cash equivalents, and restricted cash of $36.1 million. We believe that our existing cash, cash equivalents, and restricted cash will be sufficient to meet our cash commitments for at least the next 12 months after the date that our interim condensed financial statements are issued. The process of drug development can be costly, and the timing and outcomes of clinical trials are uncertain. The assumptions upon which we have based our estimates are routinely evaluated and may be subject to change. The actual amount of our expenditures will vary depending upon a number of factors, including, but not limited to, the design, timing and duration of future clinical trials, the progress of our research and development programs, the infrastructure to support a commercial enterprise, the cost of a commercial product launch, and the level of financial resources available.

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

Whether regulatory approval will be granted is unpredictable and depends upon numerous factors, including the substantial discretion of the regulatory authorities. Moreover, the filing of an application for regulatory approval, including NDA, or Biologics License Application (“BLA”), a Marketing Authorization Application (“MAA”) in the EEA, or comparable foreign regulatory applications for approval, requires a payment of a significant user fee upon submission. The filing of applications for regulatory approval of our product candidates may be delayed due to our lack of financial resources to pay such user fee.

If, following submission, our application is not accepted for substantive review or approved, the EMA, FDA or other comparable foreign regulatory authorities may require that we conduct additional clinical or pre-clinical trials, provide additional data, manufacture additional validation batches or develop additional analytical tests methods before they will reconsider our application. On October 14, 2022, we received a refusal-to-file communication from the FDA for our NDA submission for roluperidone, our lead product candidate, which decision was confirmed by the FDA in a subsequent Type A meeting. On April 27, 2023, the FDA filed our NDA for roluperidone following our request for formal dispute resolution and appeal of the refusal-to-file letter. On May 8, 2023, we received confirmation from the FDA that our NDA for roluperidone had been assigned a standard review classification and a Prescription Drug User Fee Act (“PDUFA”) goal date of February 26, 2024. The FDA also advised that it identified potential review issues that had been previously cited in the RTF decision letter, which included those discussed at the Type C meeting in March 2022, namely: (i) the potential impact of roluperidone administration on the efficacy and safety of antipsychotic drugs, or more specifically, the Division wanted reassurance that those patients administered roluperidone who manifest worsening of schizophrenia symptoms and in the opinion of the clinician/investigators need treatment with antipsychotics, do not experience a diminished benefit of the antipsychotic treatment or unexpected adverse effects; (ii) the comparability of US and non-US schizophrenia patients, or more specifically, the Division wanted to be reassured that data collected in MIN-101C03 in non-US patients is applicable to US patients; (iii) supporting statistical evidence of efficacy of roluperidone on negative symptoms; and (iv) the ability of clinicians to identify patients who might benefit from roluperidone. See also the section titled “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Clinical and Regulatory Updates—Type C Meeting (March 2, 2022)” for more information. [Author1] Even though the NDA has been filed by the FDA, the review issues may prevent approval and result in a Complete Response Letter, potentially requiring additional studies. [Author2] Additional studies and data would impose increased costs and delays in the regulatory approval process, which may require us to expend more resources than we have available. In addition, the EMA, FDA or other comparable foreign regulatory authorities may not consider any additional required trials, data or information that we perform or provide to be sufficient, or we may decide, or be required, to abandon the program.

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

We own one Swiss subsidiary, expect to engage in significant cross-border activities, and we will be subject to risks related to international operations, including:

•
different regulatory requirements for conduct of clinical trials of investigational drugs and obtaining and maintaining approval of drugs in foreign countries;
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

In addition, we publish privacy policies, marketing materials and other statements, such as compliance with certain certifications or self-regulatory principles, regarding data privacy and security. If these policies, materials or statements are found to be deficient, lacking in transparency, deceptive, unfair, or misrepresentative of our practices, we may be subject to investigation, enforcement actions by regulators or other adverse consequences.

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

In particular, our share price may continue to decline for a number of reasons, including many that are beyond our control. See the risk factor captioned “The market price of our stock may be volatile, and you could lose all or part of your investment”, described in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

In international markets, reimbursement and healthcare payment systems vary significantly by country, and many countries have instituted price ceilings on specific products and therapies. In the European Union (“EU”), the pricing and reimbursement schemes of medicinal products is governed by the national legislation of each EU Member State and also vary widely from country to country. In these countries, pricing negotiations with governmental authorities can take considerable time after receipt of regulatory approval for a product. Some countries provide that products may be marketed only after a reimbursement price has been agreed. Some countries may require the completion of additional studies that compare the cost-effectiveness of a particular product candidate to currently available therapies (so called health technology assessments) in order to obtain reimbursement or pricing approval.

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

Moreover, in the European Economic Area some countries require the completion of additional studies that compare the cost-effectiveness of a particular medicinal product candidate to currently available therapies. This Health Technology Assessment, or HTA process, which is currently governed by the national laws of the individual EU Member States, is the procedure according to which the assessment of the public health impact, therapeutic impact and the economic and societal impact of use of a given medicinal product in the national healthcare systems of the individual country is conducted. The outcome of HTA regarding specific medicinal products will often influence the pricing and reimbursement status granted to these medicinal products by the competent authorities of individual EU Member States. On January 31, 2018, the European Commission adopted a proposal for a regulation on health technologies assessment. The proposed regulation is intended to boost cooperation among EU Member States in assessing health technologies, including new medicinal products, and providing the basis for cooperation at EU level for joint clinical assessments in these areas. In December 2021, the HTA Regulation was adopted and entered into force on January 11, 2022. It will apply from 2025.

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

Additionally, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Presidential executive orders, Congressional inquiries and proposed federal and proposed and enacted state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. For example, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the U.S. Department of Health and Human Services (“HHS”) released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. Further, on August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 (“IRA”) into law which, among other things, (1) directs HHS to negotiate the price of certain single-source drugs and biologics covered under Medicare and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has and will continue to issue and update guidance as these programs are implemented. These provisions will take effect progressively starting in fiscal year 2023, although they may be subject to legal challenges. It is currently unclear how the IRA will be implemented but is likely to have a significant impact on the pharmaceutical industry. Further, in response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the CMS Innovation Center which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future.

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

In addition to data privacy and security laws, we may be contractually subject to data privacy and security obligations, including industry standards adopted by industry groups and may become subject to new data privacy and security obligations in the future. For example, certain privacy laws require our customers to impose specific contractual restrictions on their service providers. We publish privacy policies, marketing materials and other statements, such as compliance with certain certifications or self-regulatory principles, regarding data privacy and security. If these policies, materials or statements are found to be deficient, lacking in transparency, deceptive, unfair, or misrepresentative of our practices, we may be subject to investigation, enforcement actions by regulators or other adverse consequences.

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

In particular, ransomware attacks, including by organized criminal threat actors, nation-states, and nation-state-supported actors, are becoming increasingly prevalent and severe and can lead to significant interruptions in our operations, loss of data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. Similarly, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties and infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our information technology systems or the third-party information technology systems that support us and our services. Future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. Furthermore, we may discover security issues that were not found during due diligence of such acquired or integrated entities, and it may be difficult to integrate companies into our information technology environment and security program. Remote work has become more common and has increased risks to our information technology systems and data, as more of our employees utilize network connections, computers and devices outside our premises or network, including working at home, while in transit and in public locations.

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

While we have implemented security measures designed to protect against security incidents, there can be no assurance that these measures, or those of a third party upon whom we rely, will be effective. For example, an external contractor experienced a cyberattack in 2019, which resulted in a disruption to patient recruitment in our Phase 3 clinical trial of roluperidone. We may be unable in the future to detect vulnerabilities in our information technology systems. We take steps to detect and remediate vulnerabilities, but we may not be able to detect and remediate all vulnerabilities because the threats and techniques used to exploit the vulnerability change frequently and are often sophisticated in nature. Therefore, such vulnerabilities could be exploited but may not be detected until after a security incident has occurred. Despite our efforts to identify and address vulnerabilities, if any, in our information technology systems, our efforts may not be successful. These vulnerabilities pose material risks to our business. Further, we may experience delays in developing and deploying remedial measures designed to address any such identified vulnerabilities.

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

Date: May 15, 2023