Form 10-Q
period 2023-06-30
Minerva Neurosciences, Inc.
filed 2023-08-01
CIK 1598646

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares of Registrant’s Common Stock, $0.0001 par value per share, outstanding as of July 27, 2023 was 6,993,406.

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

PART I – Financial Information

Item 1 – Financial Statements

MINERVA NEUROSCIENCES, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
	2023	2022
Assets
Current assets
Cash and cash equivalents	$51,796,711	$36,093,606
Restricted cash	100,000	100,000
Refundable regulatory fee	—	3,117,218
Prepaid expenses and other current assets	329,153	848,117
Total current assets	52,225,864	40,158,941

Equipment, net	13,605	16,326
Capitalized software, net	29,797	42,567
Goodwill	14,869,399	14,869,399
Total assets	$67,138,665	$55,087,233

Liabilities and Stockholders’ (Deficit) Equity
Current liabilities
Accounts payable	$298,251	$969,667
Accrued expenses and other current liabilities	1,609,555	407,909
Total current liabilities	1,907,806	1,377,576
Liability related to the sale of future royalties	77,741,760	73,733,876
Total liabilities	79,649,566	75,111,452
Commitments and contingencies (Note 8)

Stockholders’ (deficit) equity
Preferred stock; $0.0001 par value; 100,000,000 shares authorized; none issued or outstanding as of June 30, 2023 and December 31, 2022, respectively	—	—
Common stock; $0.0001 par value; 125,000,000 shares authorized; 6,993,406 and 5,340,193 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	699	534
Additional paid-in capital	367,460,923	346,785,322
Accumulated deficit	(379,972,523)	(366,810,075)
Total stockholders’ (deficit) equity	(12,510,901)	(20,024,219)
Total liabilities and stockholders’ (deficit) equity	$67,138,665	$55,087,233

See accompanying notes to condensed consolidated financial statements

MINERVA NEUROSCIENCES, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Expenses
Research and development	$1,887,476	$4,131,978	$4,541,029	$9,091,841
General and administrative	2,632,519	2,833,211	5,327,484	5,862,606
Total expenses	4,519,995	6,965,189	9,868,513	14,954,447
Loss from operations	(4,519,995)	(6,965,189)	(9,868,513)	(14,954,447)

Foreign exchange (losses) gains	(7,206)	1,596	(15,892)	(2,198)
Investment income	365,623	72,378	729,841	79,795
Non-cash interest expense for the sale of future royalties	(2,030,458)	(1,826,499)	(4,007,884)	(3,605,293)
Net loss	$(6,192,036)	$(8,717,714)	$(13,162,448)	$(18,482,143)

Net loss per share, basic and diluted	$(1.12)	$(1.63)	$(2.43)	$(3.46)
Weighted average shares outstanding, basic and diluted	5,511,163	5,340,196	5,426,150	5,340,196

See accompanying notes to condensed consolidated financial statements.

MINERVA NEUROSCIENCES, INC.

Condensed Consolidated Statements of Stockholders’ (Deficit) Equity

(Unaudited)

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-In Capital	Deficit	Total
Balances at January 1, 2022	5,340,196	$534	$342,676,508	$(334,701,399)	$7,975,643
Stock-based compensation	—	—	1,052,656	—	1,052,656
Net loss	—	—	—	(9,764,429)	(9,764,429)
Balances at March 31, 2022	5,340,196	$534	$343,729,164	$(344,465,828)	$(736,130)
Stock-based compensation	—	—	1,071,605	—	1,071,605
Adjustments due to the rounding impact from the reverse stock split for fractional shares	(3)	—	(5)	—	(5)
Net loss	—	—	—	(8,717,714)	(8,717,714)
Balances at June 30, 2022	5,340,193	$534	$344,800,764	$(353,183,542)	$(8,382,244)

Balances at January 1, 2023	5,340,193	$534	$346,785,322	$(366,810,075)	$(20,024,219)
Stock-based compensation	—	—	376,459	—	376,459
Net loss	—	—	—	(6,970,412)	(6,970,412)
Balances at March 31, 2023	5,340,193	$534	$347,161,781	$(373,780,487)	$(26,618,172)
Issuance of common stock and warrants pursuant to a private placement	1,425,000	142	19,999,852	—	19,999,994
Costs related to issuance of common stock and warrants	—	—	(309,602)	—	(309,602)
Vesting of performance-based restricted stock units	228,213	23	(23)	—	—
Stock-based compensation	—	—	608,915	—	608,915
Net loss	—	—	—	(6,192,036)	(6,192,036)
Balances at June 30, 2023	6,993,406	$699	$367,460,923	$(379,972,523)	$(12,510,901)

See accompanying notes to condensed consolidated financial statements.

MINERVA NEUROSCIENCES, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(13,162,448)	$(18,482,143)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,721	—
Amortization of capitalized software	12,770	—
Stock-based compensation expense	985,374	2,124,261
Non-cash interest expense associated with the sale of future royalties	4,007,884	3,605,293
Changes in operating assets and liabilities
Refundable regulatory fee	3,117,218	—
Prepaid expenses and other current assets	518,964	1,161,538
Accounts payable	(671,416)	(333,486)
Accrued expenses and other current liabilities	1,201,646	923,460
Net cash used in operating activities	(3,987,287)	(11,001,077)

Cash flows from investing activities:
Net cash provided by investing activities	—	—

Cash flows from financing activities:
Proceeds from sales of common stock and warrants in private placement	19,999,994	—
Costs paid in connection with private placements	(309,602)	—
Fees paid in connection with the reverse stock split fractional shares	—	(5)
Net cash provided by (used in) financing activities	19,690,392	(5)
Net increase (decrease) in cash, cash equivalents and restricted cash	15,703,105	(11,001,082)

Cash, cash equivalents and restricted cash
Beginning of period	36,193,606	60,855,080
End of period	$51,896,711	$49,853,998
Reconciliation of the Condensed Consolidated Statements of Cash Flows to the Condensed Consolidated Balance Sheets
Cash and cash equivalents	$51,796,711	$49,753,998
Restricted cash	100,000	100,000
Total cash, cash equivalents and restricted cash	$51,896,711	$49,853,998

See accompanying notes to condensed consolidated financial statements.

MINERVA NEUROSCIENCES, INC.

Notes to Condensed Consolidated Financial Statements

As of June 30, 2023 and for the Six Months Ended June 30, 2023 and 2022

(Unaudited)

NOTE 1 — NATURE OF OPERATIONS AND LIQUIDITY

Nature of Operations

Minerva Neurosciences, Inc. (“Minerva” or the “Company”) is a clinical-stage biopharmaceutical company focused on the development and commercialization of product candidates to treat patients suffering from central nervous system diseases. The Company’s lead product candidate is roluperidone (f/k/a MIN-101), a compound the Company is developing for the treatment of negative symptoms in patients with schizophrenia. The Company holds the license to roluperidone from Mitsubishi Tanabe Pharma Corporation (“MTPC”) with the rights to develop, sell and import roluperidone globally, excluding most of Asia. In August 2022, the Company submitted a New Drug Application (“NDA”) with the U.S. Food and Drug Administration (“FDA”) for its lead product candidate, roluperidone, for the treatment of negative symptoms in schizophrenia. In October 2022, the Company received a refusal to file letter (“RTF”) from the FDA for the NDA for roluperidone. Subsequently, the Company requested a formal dispute resolution and appealed the RTF, following which, on April 27, 2023, the FDA filed the Company’s NDA for roluperidone. In May 2023, the FDA confirmed that the NDA for roluperidone was assigned a standard review classification and a Prescription Drug User Fee Act goal date of February 26, 2024. The FDA advised that it identified potential review issues that had been previously cited in the RTF decision letter, which included those discussed at the Type C meeting in March 2022. See the section titled “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Clinical and Regulatory Updates—Type C Meeting” for more information.

The Company has exclusive rights to develop and commercialize MIN-301, a compound for the treatment of Parkinson’s disease. In addition, Minerva previously co-developed seltorexant (f/k/a MIN-202 or JNJ-42847922) with Janssen Pharmaceutica NV (“Janssen”) for the treatment of insomnia disorder and adjunctive treatment of Major Depressive Disorder (“MDD”). During 2020, Minerva exercised its right to opt out of the joint development agreement with Janssen for the future development of seltorexant. As a result, the Company was entitled to collect royalties in the mid-single digits on potential future worldwide sales of seltorexant in certain indications, with no further financial obligations to Janssen. In January 2021, the Company sold its rights to these potential royalties to Royalty Pharma plc (“Royalty Pharma”) for a $60 million up front payment and up to $95 million in potential future milestone payments.

Liquidity

The accompanying interim condensed consolidated financial statements have been prepared as though the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has limited capital resources and has incurred recurring operating losses and negative cash flows from operations since inception. As of June 30, 2023, the Company had an accumulated deficit of approximately $380.0 million and net cash used in operating activities was approximately $4.0 million during the six months ended June 30, 2023. Management expects to continue to incur operating losses and negative cash flows from operations in the future. The Company has financed its operations to date from proceeds from the sale of common stock, warrants, loans, convertible promissory notes, collaboration agreements and royalty sales.

As of June 30, 2023, the Company had cash, cash equivalents, and restricted cash of $51.9 million, which it believes will be sufficient to meet the Company’s operating commitments for the next 12 months from the date its financial statements are issued. The process of drug development can be costly and the timing and outcomes of clinical trials is uncertain. The assumptions upon which the Company has based its estimates are routinely evaluated and may be subject to change. The actual amount of the Company’s expenditures will vary depending upon many factors, including, but not limited to, the design, timing and duration of future clinical trials, the progress of the Company’s research and development programs, the infrastructure to support a commercial enterprise, and the level of financial resources available. The Company can adjust its operating plan spending levels based on the timing of future clinical trials, which are predicated upon adequate funding to complete the trials. The Company routinely evaluates the status of its clinical development programs as well as potential strategic options.

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

Further, if the Company does not satisfy The Nasdaq Capital Market continued listing requirements, its common stock may be subject to delisting, which could impact the Company’s ability to complete additional equity financings on terms acceptable to the Company. On June 16, 2023, the Company received written notice from The Nasdaq Stock Market LLC (“Nasdaq”) informing the Company that it has regained compliance with Nasdaq Listing Rule 5550(b)(2), which requires that companies listed on The Nasdaq Capital Market maintain a minimum Market Value of Listed Securities, as defined by Nasdaq, of $35 million or greater.

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim reporting and the requirements of the Securities and Exchange Commission (“SEC”) in accordance with Regulation S-X, Rule 8-03. Under those rules, certain notes and financial information that are normally required for annual financial statements can be condensed or omitted. In the opinion of the Company’s management, the accompanying financial statements contain all adjustments (consisting of items of a normal and recurring nature) necessary to present fairly the financial position as of June 30, 2023, the results of operations for the three and six months ended June 30, 2023 and 2022 and cash flows for the six months ended June 30, 2023 and 2022. The results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the full year. The consolidated balance sheet as of December 31, 2022 was derived from the audited annual financial statements. The accompanying unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 8, 2023.

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

Restricted cash

Cash accounts with any type of restriction are classified as restricted. The Company maintained restricted cash balances as collateral for corporate credit cards in the amount of $0.1 million at each of June 30, 2023 and December 31, 2022.

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

NOTE 3 — ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following:

	June 30, 2023	December 31, 2022
Research and development costs and other accrued expenses	$413,749	$279,434
Accrued bonus	806,156	14,832
Professional fees	305,848	113,643
Vacation pay	83,802	—
Accrued expenses and other current liabilities	$1,609,555	$407,909

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

In June 2023, in connection with the Private Placement (as defined and described in Note 6, Stockholders’ Equity), the Company issued and sold pre-funded warrants exercisable for an aggregate of 575,575 shares of common stock. The purchase price of the pre-funded warrants is $9.99 per share, which was paid to the Company upon issuance of the pre-funded warrants. The exercise price of the pre-funded warrants is $0.01 per share. The pre-funded warrants are exercisable by the holders at any time and do not expire. As the remaining shares underlying the pre-funded warrants are issuable for nominal consideration of $0.01 per share, 575,575 shares of common stock underlying the unexercised pre-funded warrants were considered outstanding for purposes of the calculation of loss per share as of June 30, 2023.

The following table sets forth the computation of basic and diluted loss per share for common stockholders:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net loss	$(6,192,036)	$(8,717,714)	$(13,162,448)	$(18,482,143)
Weighted average shares of common stock outstanding	5,511,163	5,340,196	5,426,150	5,340,196
Net loss per share of common stock – basic and diluted	$(1.12)	$(1.63)	$(2.43)	$(3.46)

The following securities outstanding at June 30, 2023 and 2022 have been excluded from the calculation of weighted average shares outstanding as their effect on the calculation of loss per share is antidilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Common stock options	700,929	467,429	700,929	467,429
Performance-based restricted stock units (“PRSUs”)	228,209	456,422	228,209	456,422
Common stock warrants	5,099	5,099	5,099	5,099

In April 2023, the Compensation Committee of the Company’s board of directors certified the achievement of a performance condition occurring upon FDA acceptance of the NDA for roluperidone. As a result, 50% of the shares of common stock underlying the PRSUs vested. As of June 30, 2023, 228,213 PRSUs have vested, 20,218 have been cancelled and 228,209 remain outstanding.

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

As royalties are remitted from Janssen to Royalty Pharma, the balance of the Royalty Obligation will be effectively repaid over the life of the co-development and license agreement (the “Agreement”) with Janssen. In order to determine the amortization of the Royalty Obligation, the Company is required to estimate the total amount of future royalty payments to Royalty Pharma over the life of the Agreement. In addition to the $60 million upfront payment, up to an additional $95 million in potential milestone payments will also be recorded as a liability related to the sale of future royalties and amortized as interest expense over the estimated remaining life of the agreement. At execution, the Company’s estimate of this total interest expense resulted in an effective annual interest rate of approximately 10.5%. As of June 30, 2023, the Company estimated the effective annual interest rate to be approximately 10.7%. This estimate contains significant assumptions, which are considered Level 3 fair value inputs, regarding the timing and amount of expected royalty and milestone payments that impact the interest expense that will be recognized over the royalty period. The Company will periodically assess the estimated royalty payments to Royalty Payments from Janssen and to the extent the amount or timing of such payments is materially different than the original estimates, an adjustment will be recorded prospectively to increase or decrease interest expense. There are a number of factors that could materially affect the amount and timing of royalty payments to Royalty Pharma from Janssen, and correspondingly, the amount of interest expense recorded by the Company, most of which are not within the Company’s control. Such factors include, but are not limited to, delays or discontinuation of development of seltorexant, regulatory approval, changing standards of care, the introduction of competing products, manufacturing or other delays, generic competition, intellectual property matters, adverse events that result in regulatory authority imposed restrictions on the use of the drug products, significant changes in foreign exchange rates as the royalties remitted to Royalty Pharma are made in U.S. dollars (“USD”) while the underlying sales of seltorexant will be made in currencies other than USD, the ongoing COVID-19 pandemic, and other events or circumstances that are not currently foreseen. Changes to any of these factors could result in increases or decreases to both royalty revenues and interest expense. Janssen is currently conducting two Phase 3 studies with seltorexant, a third Phase 3 study was discontinued during 2022.

The following table shows the activity of the Royalty Obligation since the transaction inception through June 30, 2023:

June 30, 2023
Upfront payment from the sale of future royalties	$60,000,000
Non-cash interest expense associated with the sale of future royalties	17,741,760
Liability related to the sale of future royalties	$77,741,760

NOTE 6 — STOCKHOLDERS’ EQUITY

Private Placement of Common Stock and Warrants

On June 27, 2023, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with certain institutional accredited investors (the “Investors”), pursuant to which the Company agreed to issue and sell to the Investors in a private placement (the “Private Placement”) (i) an aggregate of 1,425,000 shares (the “Shares”) of the Company’s common stock at a purchase price of $10.00 per Share, and (ii) in lieu of additional shares of common stock, pre-funded warrants to purchase an aggregate of 575,575 shares of common stock at a purchase price of $9.99 per pre-funded warrant. The price per pre-funded warrant represents the price of $10.00 per Share sold in the Private Placement, minus the $0.01 per share exercise price of each such pre-funded warrant. The pre-funded warrants are exercisable at any time after their original issuance and will not expire until exercised in full.

The pre-funded warrants issued in the Private Placement provide that a holder of the pre-funded warrants will not have the right to exercise any portion of its pre-funded warrants to the extent such holder, together with its affiliates, after giving effect to such exercise, would beneficially own in excess of the beneficial ownership limitation, as elected by such Investor, immediately after giving effect to such exercise (the “Beneficial Ownership Limitation”); provided, however, that each pre-funded warrant holder may increase or decrease the Beneficial Ownership Limitation by giving 61 days’ notice to the Company, but not to any percentage in excess of 19.99%.

On June 30, 2023, the Private Placement closed and the Company received aggregate gross proceeds from the Private Placement of $20.0 million, and, therefore, will be reflected on the condensed consolidated financial statements for the three and six month period ended June 30, 2023. The Company incurred approximately $0.3 million in offering expenses as of June 30, 2023, which have been included as a component of additional paid-in capital, resulting in net proceeds of $19.7 million as of June 30, 2023.

Pursuant to the Securities Purchase Agreement, the Company has agreed to file a registration statement covering the resale of the Registrable Securities (as such term is defined in the Securities Purchase Agreement) on or before the date that is 45 days after the date of the closing of the Private Placement. The Company has agreed to use its commercially reasonable efforts to keep such registration statement effective until the earlier of (i) the third anniversary of the effective date of the initial registration statement covering the Registrable Securities; (ii) the date all Shares and all shares of common stock underlying the pre-funded warrants may be sold under Rule 144 of the Securities Act of 1933, as amended, without being subject to any volume, manner of sale or publicly available information requirements; or (iii) immediately prior to the closing of a Change of Control (as such term is defined in the Securities Purchase Agreement). The Company has agreed to be responsible for all expenses incurred in connection with the registration of the Registrable Securities.

Pursuant to the Securities Purchase Agreement, in connection with the Private Placement, Boehringer Ingelheim International GmbH, an Investor in the Private Placement, has the right to designate an observer to attend, subject to certain exceptions, meetings of the Company’s board of directors and its committees, until the earlier of (i) the occurrence of a Change of Control and (ii) the date that it and its affiliates collectively hold less than 10% of the Company’s common stock (which shall be calculated by including in the amount of common stock held by such Investor and its affiliates any shares of common stock issuable upon exercise of any portion of the pre-funded warrant issued to such Investor and not yet exercised).

At-the-Market Equity Offering Program

In September 2022, the Company entered into an Open Market Sale Agreement (the “Sales Agreement”) with Jefferies LLC (“Jefferies”) pursuant to which the Company may offer and sell, from time to time, through Jefferies shares of the Company’s common stock, by any method permitted by law deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended. During the six months ended June 30, 2023, no shares of the Company’s common stock were issued or sold under the Sales Agreement. As of June 30, 2023, an aggregate of $22.6 million was eligible for sale pursuant to the Sales Agreement under the Company’s effective registration statement on Form S-3 (File No. 333-267424).

Term Loan Warrants

In connection with the Company’s former Loan and Security Agreement with Oxford Finance LLC and Silicon Valley Bank (the “Lenders”), which provided for term loans to the Company in an aggregate principal amount of up to $15 million in two tranches on January 15, 2016, the Company issued the Lenders warrants to purchase 5,099 shares of common stock at a per share exercise price of $44.13. The warrants were immediately exercisable upon issuance, and other than in connection with certain mergers or acquisitions, will expire on the ten-year anniversary of the date of issuance. The fair value of the warrants was estimated at $0.2 million using a Black-Scholes model and assuming: (i) expected volatility of 100.8%, (ii) risk free interest rate of 1.83%, (iii) an expected life of 10 years and (iv) no dividend payments. The fair value of the warrants was included as a discount to the term loans drawn at such time and also as a component of additional paid-in capital and were amortized to interest expense over the term of the loan. Although the term loans were repaid in August 2018, all related warrants were outstanding and exercisable as of June 30, 2023.

NOTE 7 — STOCK AWARD PLAN AND STOCK-BASED COMPENSATION

In December 2013, the Company adopted the 2013 Equity Incentive Plan (as subsequently amended and restated, the “Plan”), which provides for the issuance of options, stock appreciation rights, stock awards and stock units.

Stock Option Awards

Stock option activity for employees and non-employees for the six months ended June 30, 2023 is as follows:

	Shares Issuable Pursuant to Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Terms (years)	Total Intrinsic Value (in thousands)
Outstanding January 1, 2023	700,929	$15.69	8.6	$—

Granted	—	$—
Exercised	—	$—
Forfeited	—	$—
Outstanding June 30, 2023	700,929	$15.69	8.1	$2,022
Exercisable June 30, 2023	314,128	$29.04	6.8	$252
Available for future grant	118,666

The weighted average grant-date fair value of stock options outstanding on June 30, 2023 was $10.75 per share. Total unrecognized compensation costs related to non-vested stock options at June 30, 2023 were approximately $1.3 million and are expected to be recognized within future operating results over a weighted-average period of 2.5 years. The total intrinsic value of the options exercised during the six months ended June 30, 2023 and 2022 was zero.

The expected term of the employee-related options was estimated using the “simplified” method as defined by the SEC’s Staff Accounting Bulletin No. 107, Share-Based Payment. The volatility assumption was determined by examining the historical volatilities for industry peer companies, as the Company did not have sufficient trading history for its common stock. The risk-free interest rate assumption is based on the U.S. Treasury instruments, the term of which was consistent with the expected term of the options. The dividend assumption is based on the Company’s history and expectation of dividend payouts. The Company has never paid dividends on its common stock and does not anticipate paying dividends on its common stock in the foreseeable future. Accordingly, the Company has assumed no dividend yield for the purposes of estimating the fair value of the options.

The Company uses the Black-Scholes model to estimate the fair value of stock options granted. For stock options granted during the six months ended June 30, 2023 and 2022, the Company utilized the following assumptions:

	Six Months Ended
	June 30, 2023	June 30, 2022
Expected term (years)	—	5.50-6.25
Risk free interest rate	—	1.96%-3.25%
Volatility	—	76%-97%
Dividend yield	—	0%
Weighted average grant date fair value per share of common stock	—	$4.78

Performance-Based Restricted Stock Units

On August 6, 2021, options to purchase 953,980 shares of the Company’s common stock were exchanged for 476,640 PRSUs. Options surrendered in the one-time stock option exchange program (the “Exchange Program”) were cancelled and shares subject to the cancelled options again became available for issuance under the Plan. The Exchange Program was treated as a Type II modification (Probable-to improbable) under ASC 718.

The Company will recognize the unrecognized grant-date fair value of the pre-modification stock options as well as any incremental non-cash compensation cost of the PRSUs granted in the Exchange Program, if the vesting conditions of the PRSUs are achieved or if they become probable. The incremental cost was measured as the excess of the fair value of each new PRSU, measured as of the date the new PRSUs were granted, over the fair value of the stock options surrendered in exchange for the new PRSU, measured immediately prior to the cancellation.

The Company is using the pre-modification stock options for determining the compensation cost related to the PRSUs as the vesting conditions remain uncertain for the outstanding PRSUs. The total unrecognized compensation costs related to non-vested stock options at June 30, 2023 were approximately $0.5 million and are expected to be recognized within future operating results over a weighted-average period of 0.5 year.

On April 28, 2023, the Compensation Committee of the Company’s board of directors certified the achievement of a performance condition occurring upon FDA acceptance of the NDA for roluperidone. As a result, 50% of the shares of common stock underlying the Company’s PRSUs vested. The remaining PRSUs vest upon roluperidone receiving FDA marketing approval, provided that such approval occurs within five years after the August 6, 2021 grant date. As of June 30, 2023, 228,213 PRSUs have vested, 20,218 have been cancelled, and 228,209 remain outstanding. As a result of the PRSUs vesting, the Company recognized approximately $0.2 million in non-cash compensation expense for the period ending June 30, 2023, representing 50% of the incremental cost of the PRSUs granted under the Exchange Program.

The following table presents stock-based compensation expense included in the Company’s consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Research and development	$297,756	$514,806	$482,483	$1,015,979
General and administrative	311,159	556,799	502,891	1,108,282
Total	$608,915	$1,071,605	$985,374	$2,124,261

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

Overview

We are a clinical-stage biopharmaceutical company focused on the development and commercialization of proprietary product candidates to treat patients suffering from central nervous system diseases. Leveraging our scientific insights and clinical experience, we have acquired or in-licensed compounds that we believe have innovative mechanisms of actions and therapeutic profiles that potentially address the unmet needs of patients with these diseases.

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

In August 2022, we submitted a New Drug Application (“NDA”) with the U.S. Food and Drug Administration (“FDA”) for our lead product candidate, roluperidone, for the treatment of negative symptoms in schizophrenia. The FDA initially notified us that they would not accept the file for review, issuing a refusal to file letter (“RTF”) in October 2022. Subsequently, we requested a formal dispute resolution and appealed the RTF, following which, on April 27, 2023, the FDA filed our NDA for roluperidone. In May 2023, the FDA confirmed that the NDA for roluperidone was assigned a standard review classification and a Prescription Drug User Fee Act (“PDUFA”) goal date of February 26, 2024. The FDA advised that it identified potential review issues that had been previously cited in the RTF decision letter, which included those discussed at the Type C meeting in March 2022. See “—Clinical and Regulatory Updates” below for more information.

We have not received any regulatory approvals to commercialize any of our product candidates, and we have not generated any revenue from the sales or license of our product candidates. We routinely evaluate the status of our drug development programs as well as potential strategic options. We have incurred significant operating losses since inception and expect to continue to incur net losses and negative cash flows from operating activities for the foreseeable future in connection with the clinical and regulatory activities associated with advancing our product candidates. As of June 30, 2023 and December 31, 2022, we had an accumulated deficit of $380.0 million and $366.8 million, respectively. For six months ended June 30, 2023 and 2022, we recorded net losses of $13.2 million and $18.5 million, respectively.

Recent Developments

Nasdaq Listing Requirement Compliance Notice

As previously reported, on June 16, 2023, we received written notice from The Nasdaq Stock Market LLC (“Nasdaq”) informing us that we have regained compliance with Nasdaq Listing Rule 5550(b)(2) which requires that companies listed on The Nasdaq Capital Market maintain a minimum Market Value of Listed Securities, as defined by Nasdaq, of $35 million or greater. Our securities will continue to be listed and traded on The Nasdaq Capita Market.

Private Placement

On June 27, 2023, we entered into a securities purchase agreement with certain institutional accredited investors, pursuant to which we agreed to issue and sell in a private placement (i) an aggregate of 1,425,000 shares of the Company’s common stock at a purchase price of $10.00 per share, and (ii) in lieu of additional shares of common stock, pre-funded warrants to purchase an aggregate of 575,575 shares of common stock at a purchase price of $9.99 per pre-funded warrant. On June 30, 2023, the private placement closed and we received aggregate gross proceeds from the private placement of $20.0 million. For more information, see the section titled “Liquidity and Capital Resources—Sources of Liquidity—Private Placement of Common Stock and Warrants” below.

Clinical and Regulatory Updates

New Drug Application Filed

On April 27, 2023, the FDA filed our NDA for roluperidone for the treatment of negative symptoms in patients with schizophrenia. The decision to file the NDA followed our request for formal dispute resolution and appeal of the RTF. The issues cited in the RTF decision included those discussed at the Type C meeting in March 2022. In granting the appeal, the FDA deciding official agreed with us that the issues cited in the RTF decision should be considered during the FDA’s review of the NDA.

On May 8, 2023, we received confirmation from the FDA that the NDA for roluperidone has been filed in accordance with the Appeal Granted letter dated April 27, 2023 and assigned a standard review classification and a PDUFA goal date of February 26, 2024. The FDA advised that it identified potential review issues that had been previously cited in the RTF decision letter, which included those discussed at a Type C meeting in March 2022, described further below.

NDA Fee Refund

In January 2023, we received a refund of our NDA filing fee of approximately $3.1 million from the FDA. This refund was made in accordance with the Federal Food Drug and Cosmetic Act, which allows a fee waiver for a small business submitting its first human drug application.

New Drug Application Submission

In August 2022, we submitted an NDA to the FDA for roluperidone for the treatment of negative symptoms in patients with schizophrenia. The NDA submission is supported by results from two late-stage, well-controlled studies in patients with moderate to severe negative symptoms and stable positive symptoms of schizophrenia, referred to as Study MIN-101C03 (the Phase 2b trial) and Study MIN-101C07 (the Phase 3 trial). Both studies were planned to constitute the bulk of evidence of roluperidone’s effectiveness for the indication of treating negative symptoms of schizophrenia. This plan relied on both studies having the same overall study design: both were multicenter, multinational, randomized, double-blind, placebo-controlled, parallel-group studies in which patients received either 32 mg or 64 mg doses of roluperidone. In both studies, if patients were taking antipsychotic treatments, they were discontinued and a washout period of two days was implemented before beginning the assigned study treatment. Both studies capture comparative placebo-controlled data through their 12-week double-blind period. Both studies also provide long-term exposure data regarding the safety and tolerability of roluperidone, as well as efficacy based on blinded doses of roluperidone, specifically intended to demonstrate the maintenance of improvement in negative symptoms and the low rate of worsening of positive symptoms following 24-week (Study MIN-101C03) and 40-week (Study MIN-101C07) Open Label (“OL”) periods. With the exception of the duration of the OL period, these two studies were nearly identical with respect to patient population and main assessment tools (namely, Positive and Negative Syndrome Scale (“PANSS”), Personal and Social Performance Scale (“PSP”), and Clinical Global Impression (“CGI”)). As such, the data from these studies are the basis for the decision to submit the application at this stage of development as we believe they provide data to support the long-term safety and efficacy in adults in an area of high unmet medical need.

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

Type C Meeting

In April 2022, we received the official meeting minutes from the Type C meeting with the FDA held on March 2, 2022, in which the development of roluperidone for the treatment of negative symptoms in schizophrenia was discussed. Four main topics (listed below) were highlighted by the FDA for which they requested input and further clarification from us. Following the meeting, Minerva provided additional data to address:

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

Results of Operations

Comparison of Three Months Ended June 30, 2023 versus June 30, 2022

Research and Development Expenses

Research and development expenses were $1.9 million and $4.1 million for the three months ended June 30, 2023 and 2022, respectively, a decrease of approximately $2.2 million, or 54%. The decrease in research and development expenses was primarily due to lower non-cash stock compensation costs and lower consultant fees related to the preparation of our NDA for roluperidone, which was submitted during 2022, partially offset by higher professional service fees and staffing related expenses during 2023. Non-cash stock compensation expense included in research and development expenses was $0.3 million and $0.5 million for the three months ended June 30, 2023 and 2022, respectively.

General and Administrative Expenses

General and administrative expenses were $2.6 million and $2.8 million for the three months ended June 30, 2023 and 2022, respectively, a decrease of approximately $0.2 million, or 7%. The decrease in general and administrative expenses was primarily due to lower non-cash stock compensation expense and insurance costs, partially offset by higher staffing related expenses during 2023. Non-cash stock compensation expense included in general and administrative expenses was $0.3 million and $0.6 million for the three months ended June 30, 2023 and 2022, respectively.

Foreign Exchange (Losses) Gains

Foreign exchange losses were $7 thousand and foreign exchange gains were $2 thousand for the three months ended June 30, 2023 and 2022, respectively, a decrease of $9 thousand. The increase in foreign exchange losses was primarily due to currency movements.

Investment Income

Investment income was $366 thousand and $72 thousand for the three months ended June 30, 2023 and 2022, respectively, an increase of $294 thousand. The increase in investment income was primarily due to higher interest rates.

Non-cash interest expense for the sale of future royalties

Non-cash interest expense for the sale of future royalties was $2.0 million and $1.8 million for the three months ended June 30, 2023 and 2022, respectively, an increase of $0.2 million. The increase was primarily due to an increase in the carrying value of the liability related to the sale of future royalties for seltorexant to Royalty Pharma.

Liquidity and Capital Resources

Comparison of Six Months Ended June 30,2023 versus June 30, 2022

Research and Development Expenses

Research and development expenses were $4.5 million and $9.1 million for the six months ended June 30, 2023 and 2022, respectively, a decrease of approximately $4.6 million, or 51%. The decrease in research and development expenses was primarily due to lower non-cash stock compensation costs and lower consultant fees related to the preparation of our NDA for roluperidone, which was submitted during 2022, partially offset by higher professional service fees and staffing related expenses during 2023. Non-cash stock compensation expense included in research and development expenses was $0.5 million and $1.0 million for the six months ended June 30, 2023 and 2022, respectively.

General and Administrative Expenses

General and administrative expenses were $5.3 million and $5.9 million for the six months ended June 30, 2023 and 2022, respectively, a decrease of approximately $0.6 million, or 10%. The decrease in general and administrative expenses was primarily due to lower non-cash stock compensation expense and insurance costs, partially offset by higher staffing related expenses during 2023. Non-cash stock compensation expense included in general and administrative expenses was $0.5 million and $1.1 million for the six months ended June 30, 2023 and 2022, respectively.

Foreign Exchange Losses

Foreign exchange losses were $16 thousand and $2 thousand for the six months ended June 30, 2023 and 2022, respectively, an increase of $14 thousand. The increase in foreign exchange losses was primarily due to currency movements.

Investment Income

Investment income was $730 thousand and $80 thousand for the six months ended June 30, 2023 and 2022, respectively, an increase of $650 thousand. The increase in investment income was primarily due to higher interest rates.

Non-cash interest expense for the sale of future royalties

Non-cash interest expense for the sale of future royalties was $4.0 million and $3.6 million for the six months ended June 30, 2023 and 2022, respectively, an increase of $0.4 million. The increase was primarily due to an increase in the carrying value of the liability related to the sale of future royalties for seltorexant to Royalty Pharma.

Sources of Liquidity

As of June 30, 2023, we had an accumulated deficit of approximately $380.0 million. We anticipate that we will continue to incur net losses for the foreseeable future as we continue the development and potential commercialization of our product candidates and to support our operations as a public company. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we may never generate product revenue or achieve profitability. As of June 30, 2023, we had approximately $51.9 million in cash, cash equivalents, and restricted cash, which we believe will be sufficient to meet our operating commitments for the next 12 months from the date our financial statements are issued. Our cash requirements primarily relate to expenditures to support the development of roluperidone, which includes advancing the program through the regulatory process.

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

Private Placement of Common Stock and Warrants

On June 27, 2023, we entered into a securities purchase agreement (the “Securities Purchase Agreement”) with certain institutional accredited investors (the “Investors”), pursuant to which we agreed to issue and sell to the Investors in a private placement (the “Private Placement”) (i) an aggregate of 1,425,000 shares (the “Shares”) of our common stock at a purchase price of $10.00 per Share, and (ii) in lieu of additional shares of common stock, pre-funded warrants to purchase an aggregate of 575,575 shares of common stock at a purchase price of $9.99 per pre-funded warrant. The price per pre-funded warrant represents the price of $10.00 per Share to be sold in the Private Placement, minus the $0.01 per share exercise price of each such pre-funded warrant. The pre-funded warrants are exercisable at any time after their original issuance and will not expire until exercised in full.

The pre-funded warrants issued in the Private Placement will provide that a holder of the pre-funded warrants will not have the right to exercise any portion of its pre-funded warrants to the extent such holder, together with its affiliates, after giving effect to such exercise, would beneficially own in excess of the beneficial ownership limitation, as elected by such Investor, immediately after giving effect to such exercise (the “Beneficial Ownership Limitation”); provided, however, that each pre-funded warrant holder may increase or decrease the Beneficial Ownership Limitation by giving 61 days’ notice to us, but not to any percentage in excess of 19.99%.

On June 30, 2023, the Private Placement closed and we received aggregate gross proceeds from the Private Placement of $20.0 million. We incurred approximately $0.3 million in offering expenses as of June 30, 2023, which have been included as a component of additional paid-in capital, resulting in net proceeds of $19.7 million as of June 30, 2023.

Pursuant to the Securities Purchase Agreement, we have agreed to file a registration statement covering the resale of the Registrable Securities (as such term is defined in the Securities Purchase Agreement) on or before the date that is 45 days after the date of the closing of the Private Placement. We have agreed to use our commercially reasonable efforts to keep such registration statement effective until the earlier of (i) the third anniversary of the effective date of the initial registration statement covering the Registrable Securities; (ii) the date all Shares and all shares of common stock underlying the pre-funded warrants may be sold under Rule 144 of the Securities Act of 1933, as amended, without being subject to any volume, manner of sale or publicly available information requirements; or (iii) immediately prior to the closing of a Change of Control (as such term is defined in the Securities Purchase Agreement). We have agreed to be responsible for all expenses incurred in connection with the registration of the Registrable Securities.

Pursuant to the Securities Purchase Agreement, in connection with the Private Placement, Boehringer Ingelheim International GmbH, an Investor in the Private Placement, has the right to designate an observer to attend, subject to certain exceptions, meetings of our board of directors and our committees, until the earlier of (i) the occurrence of a Change of Control and (ii) the date that it and its affiliates collectively hold less than 10% of our Common Stock (which shall be calculated by including in the amount of common stock held by such Investor and its affiliates any shares of common stock issuable upon exercise of any portion of the pre-funded warrant issued to such Investor and not yet exercised).

At-the-Market Equity Offering Program

In September 2022, we entered into an Open Market Sale Agreement (the “Sales Agreement”) with Jefferies LLC (“Jefferies”) pursuant to which we may offer and sell, from time to time, through Jefferies, shares of our common stock, by any method permitted by law deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended. During the six months ended June 30, 2023, no shares of our common stock were issued or sold under the Sales Agreement. As of June 30, 2023, an aggregate of $22.6 million was eligible for sale pursuant to the Sales Agreement under our effective registration statement on Form S-3 (File No. 333-267424).

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

Cash Flows

The tables below set forth our significant sources and uses of cash for the periods.

	Six Months Ended June 30,
	2023	2022
	(dollars in millions)
Net cash (used in) provided by:
Operating activities	$(4.0)	$(11.0)
Investing activities	—	—
Financing activities	19.7	—
Net increase (decrease) in cash	$15.7	$(11.0)

Net Cash Used in Operating Activities

Net cash used in operating activities of approximately $4.0 million during the six months ended June 30, 2023 was primarily due to our net loss of $13.2 million and an approximately $0.6 million decrease in accounts payable, partially offset by non-cash interest expense for the sale of future royalties of $4.0 million, a $3.1 million decrease in refundable regulatory fees, a $1.2 million increase in accrued expenses, stock-based compensation expense of $1.0 million, and a $0.5 million decrease in prepaid expenses.

Net cash used in operating activities of approximately $11.0 million during the six months ended June 30, 2022 was primarily due to our net loss of $18.5 million and a $0.3 million decrease in accounts payable, partially offset by non-cash interest expense for the sale of future royalties of $3.6 million, stock-based compensation expense of $2.1 million, a $1.2 million decrease in prepaid expense, and an increase in accrued expenses of $0.9 million.

Net Cash Provided by Investing Activities

Net cash provided by investing activities was zero during the six months ended June 30, 2023 and 2022.

Net Cash Provided by Financing Activities

Net cash provided by financing activities of approximately $19.7 million during the six months ended June 30, 2023 was primarily due to the net proceeds from the Private Placement closed in June 2023.

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

Critical Accounting Policies and Estimates

In our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, our most critical accounting policies and estimates upon which our financial status depends were identified as those relating to research and development costs; in-process research and development; goodwill; income taxes; and the liability related to the sale of future royalties. We reviewed our policies and determined that those policies were our most critical accounting policies for the six months ended June 30, 2023.

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

Our management, with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2023. Based on the evaluation of our disclosure controls and procedures as of June 30, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

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

We are a clinical development-stage biopharmaceutical company. In November 2013, we merged with Sonkei Pharmaceuticals, Inc. (“Sonkei”), and, in February 2014, we acquired Mind-NRG Sarl (“Mind-NRG”), which were also clinical development-stage biopharmaceutical companies. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval or become commercially viable. In August 2022, we submitted a New Drug Application (“NDA”) with the U.S. Food and Drug Administration (“FDA”) for our lead product candidate, roluperidone. The FDA subsequently notified us that they would not accept the file for review, issuing a refusal to file letter (“RTF”) in October 2022. In December 2022, following a Type A meeting held on November 30, 2022, the FDA confirmed the RTF remained in effect with respect to our NDA for roluperidone. On May 1, 2023, we announced that the FDA filed our NDA for roluperidone on April 27, 2023. The decision to file the NDA followed our request for formal dispute resolution and appeal of the October 2022 RTF. On May 8, 2023, we received confirmation from the FDA that the NDA for roluperidone has been assigned a standard review classification, and that the FDA has assigned a Prescription Drug User Fee Act (“PDUFA”) goal date of February 26, 2024. The FDA advised that it identified potential review issues that had been previously cited in the RTF decision letter, which included those discussed at the Type C meeting in March 2022, namely: (i) the potential impact of roluperidone administration on the efficacy and safety of antipsychotic drugs, or more specifically, the psychiatric division (the “Division”) wanted reassurance that those patients administered roluperidone who manifest worsening of schizophrenia symptoms and in the opinion of the clinician/investigators need treatment with antipsychotics, do not experience a diminished benefit of the antipsychotic treatment or unexpected adverse effects; (ii) the comparability of US and non-US schizophrenia patients, or more specifically, the Division wanted to be reassured that data collected in MIN-101C03 in non-US patients is applicable to US patients; (iii) supporting statistical evidence of efficacy of roluperidone on negative symptoms; and (iv) the ability of clinicians to identify patients who might benefit from roluperidone. See also the section titled “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Clinical and Regulatory Updates—Type C Meeting” for more information. While the FDA filed the NDA for roluperidone, we may never succeed in any or all these activities and, even if we do, we may never generate sufficient revenue to achieve profitability.

We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we may never generate product revenue or achieve profitability. As of June 30, 2023, we had an accumulated deficit of approximately $380.0 million.

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

Our operations and the historic operations of Sonkei and Mind-NRG have consumed substantial amounts of cash since inception. As of June 30, 2023, we had cash, cash equivalents, and restricted cash of $51.9 million. We believe that our existing cash, cash equivalents, and restricted cash will be sufficient to meet our cash commitments for at least the next 12 months after the date that our interim condensed financial statements are issued. The process of drug development can be costly, and the timing and outcomes of clinical trials are uncertain. The assumptions upon which we have based our estimates are routinely evaluated and may be subject to change. The actual amount of our expenditures will vary depending upon a number of factors, including, but not limited to, the design, timing and duration of future clinical trials, the progress of our research and development programs, the infrastructure to support a commercial enterprise, the cost of a commercial product launch, and the level of financial resources available.

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

If, following submission, our application is not accepted for substantive review or approved, the EMA, FDA or other comparable foreign regulatory authorities may require that we conduct additional clinical or pre-clinical trials, provide additional data, manufacture additional validation batches or develop additional analytical tests methods before they will reconsider our application. On October 14, 2022, we received a refusal-to-file communication from the FDA for our NDA submission for roluperidone, our lead product candidate, which decision was confirmed by the FDA in a subsequent Type A meeting. On April 27, 2023, the FDA filed our NDA for roluperidone following our request for formal dispute resolution and appeal of the refusal-to-file letter. On May 8, 2023, we received confirmation from the FDA that our NDA for roluperidone had been assigned a standard review classification and a Prescription Drug User Fee Act (“PDUFA”) goal date of February 26, 2024. The FDA also advised that it identified potential review issues that had been previously cited in the RTF decision letter, which included those discussed at the Type C meeting in March 2022, namely: (i) the potential impact of roluperidone administration on the efficacy and safety of antipsychotic drugs, or more specifically, the Division wanted reassurance that those patients administered roluperidone who manifest worsening of schizophrenia symptoms and in the opinion of the clinician/investigators need treatment with antipsychotics, do not experience a diminished benefit of the antipsychotic treatment or unexpected adverse effects; (ii) the comparability of US and non-US schizophrenia patients, or more specifically, the Division wanted to be reassured that data collected in MIN-101C03 in non-US patients is applicable to US patients; (iii) supporting statistical evidence of efficacy of roluperidone on negative symptoms; and (iv) the ability of clinicians to identify patients who might benefit from roluperidone. See also the section titled “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Clinical and Regulatory Updates—Type C Meeting” for more information. Even though the NDA has been filed by the FDA, the review issues may prevent approval and result in a Complete Response Letter, potentially requiring additional studies. Additional studies and data would impose increased costs and delays in the regulatory approval process, which may require us to expend more resources than we have available. In addition, the EMA, FDA or other comparable foreign regulatory authorities may not consider any additional required trials, data or information that we perform or provide to be sufficient, or we may decide, or be required, to abandon the program.

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
•
The results of clinical trials may not meet the level of statistical significance required by the EMA, the European
Commission, FDA or other regulatory authorities for approval.
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

The policies of the FDA, the competent authorities of the EU Member States, the European Commission and other comparable regulatory authorities with respect to drugs or clinical trials may change and additional government regulations may be enacted. As an example, the regulatory landscape related to clinical trials in the EU has evolved. The EU Clinical Trials Regulation (“CTR”), which was adopted in April 2014 and repeals the EU Clinical Trials Directive, became applicable on January 31, 2022. The CTR permits trial sponsors to make a single submission to both the competent authority and an ethics committee in each EU Member State, leading to a single decision for each EU Member State. The assessment procedure for the authorization of clinical trials has been harmonized as well, including a joint assessment of some elements of the application by all EU Member States in which the trial is to be conducted, and a separate assessment by each EU Member State with respect to specific requirements related to its own territory, including ethics rules. Each EU Member State’s decision is communicated to the sponsor through a centralized EU portal. The CTR provides a three-year transition period. The extent to which ongoing clinical trials will be governed by the CTR varies. For clinical trials in relation to which application for approval was made on the basis of the Clinical Trials Directive before January 31, 2023, the Clinical Trials Directive will continue to apply on a transitional basis for three years until January 31, 2025. By that date, all ongoing trials will become subject to the provisions of the CTR. Our compliance with the CTR requirements and that of our third-party service providers, such as CROs, may impact our developments plans.

On April 26, 2023, the European Commission adopted a proposal for a new Directive and Regulation to revise the existing pharmaceutical legislation. If adopted in the form proposed, the recent European Commission proposals to revise the existing EU laws governing authorization of drugs may result in a decrease in data and market exclusivity for our product candidates in the EU.

If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies governing clinical trials, our development plans may be impacted.

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

The United Kingdom’s withdrawal from the EU may have a negative effect on global economic conditions, financial markets and our business, which could reduce the price of our common stock.

Following the result of a referendum in 2016, the United Kingdom (“UK”) left the EU on January 31, 2020, commonly referred to as Brexit. Pursuant to the formal withdrawal arrangements agreed between the United Kingdom and the EU, the UK, was subject to a transition period until December 31, 2020, or the Transition Period, during which EU rules continued to apply. The UK and the EU have signed a EU-UK Trade and Cooperation Agreement (“TCA”), which became provisionally applicable on January 1, 2021 and entered into force on May 1, 2021. This agreement provides details on how some aspects of the UK and EU’s relationship will operate going forwards however there are still many uncertainties. The TCA primarily focuses on ensuring free trade between the EU and the UK in relation to goods, including drugs. Although the body of the TCA includes general terms which apply to drugs, greater detail on sector-specific issues is provided in an Annex to the TCA. The Annex provides a framework for the recognition of Good Manufacturing Practice (GMP), inspections and for the exchange and acceptance of official GMP documents. The regime does not, however, extended to procedures such as batch release certification. Among the changes that have occurred are that Great Britain (England, Scotland and Wales) is treated as a "third country," a country that is not a member of the EU and whose citizens do not enjoy the EU right to free movement. Northern Ireland continues to follow many aspects of the EU regulatory rules, particularly in relation to trade in goods. As part of the TCA, the EU and the UK recognize GMP inspections carried out by the other party and the acceptance of official GMP documents issued by the other party. The TCA also encourages, although it does not oblige, the parties to consult one another on proposals to introduce significant changes to technical regulations or inspection procedures. Among the areas of absence of mutual recognition are batch testing and batch release. The UK has unilaterally agreed to accept EU batch testing and batch release. However, the EU continues to apply EU laws that require batch testing and batch release to take place in the EU territory. This means that drugs that are tested and released in the UK must be retested and re-released when entering the EU market for commercial use. As it relates to marketing authorizations, Great Britain has a separate regulatory submission process, approval process and a separate national marketing authorization. Northern Ireland continues, however, to be covered by the marketing authorizations granted by the European Commission. For example, the scope of a marketing authorization for a drug granted by the European Commission or by the competent authorities of EU Member States will no longer encompass Great Britain (England, Scotland and Wales). In these circumstances, a separate marketing authorization granted by the UK competent authorities is required to place drugs on the market in Great Britain.

On February 27, 2023, the European Commission and the UK government reached a political agreement in principle, commonly referred to as the “Windsor Framework”. The purpose of the agreement is to establish a set of joint solutions that would allow goods to be traded between Great Britain and Northern Ireland and between Northern Ireland and Ireland whilst ensuring the integrity of the EU Single Market. New legislation must be passed by the UK and the EU in order to implement the provisions of the Windsor Framework, including those that relate to drugs. The implementation of the framework is set to take place in stages with measures relating to drugs taking effect in January 2025. The Windsor Framework provides, however, that drugs to be placed on the market in Northern Ireland will be authorized solely in accordance with UK laws.

In relation to clinical trials, it is currently unclear to what extent the UK will seek to align its regulations with the EU in the future. The UK regulatory framework in relation to clinical trials is derived from existing EU legislation (as implemented into UK law, through secondary legislation). However, the Retained EU Law (Revocation and Reform) Bill which received Royal Assent on 29 June 2023 and is intended to remove certain EU-derived legislation from the UK statute book by the end of 2023, may result in a divergence of approach between the EU and the UK. On January 17, 2022, the UK Medicines and Healthcare products Regulatory Agency, or MHRA, launched an eight-week consultation on reframing the UK legislation for clinical trials. The consultation closed on March 14, 2022. The outcome of the consultation will be closely watched and will determine whether the UK chooses to align with the regulation or diverge from it to maintain regulatory flexibility. A decision by the UK not to closely align its regulations with the new approach that will be adopted in the EU may have an effect on the cost of conducting clinical trials in the UK as opposed to other countries and/or make it harder to seek a marketing authorization in the EU for our product candidates on the basis of clinical trials conducted in the UK.

Since a significant proportion of the regulatory framework in the UK is derived from EU Directives and Regulations, Brexit, following the Transition Period, could materially impact the regulatory regime with respect to the development, manufacture, importation, approval and commercialization of our product candidates in the UK or the EU, now that UK legislation has the potential to diverge from EU legislation. All of these changes could increase our costs and otherwise adversely affect our business. Any delay in obtaining, or an inability to obtain, any regulatory approvals for our product candidates, as a result of Brexit or otherwise, could prevent us from commercializing our product candidates in the UK or the EU and restrict our ability to generate revenue and achieve and sustain profitability. In addition, we may be required to pay taxes or duties or be subjected to other hurdles in connection with the importation of our product candidates into the EU. If any of these outcomes occur, we may be forced to restrict or delay efforts to seek regulatory approval in the UK or the EU for our product candidates, or incur significant additional expenses to operate our business, which could significantly and materially harm or delay our ability to generate revenues or achieve profitability of our business. Any further changes in international trade, tariff and import/export regulations as a result of Brexit or otherwise may impose unexpected duty costs or other non-tariff barriers on us. These developments, or the perception that any of them could occur, may significantly reduce global trade and, in particular, trade between the impacted nations and the UK.

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

In international markets, reimbursement and healthcare payment systems vary significantly by country, and many countries have instituted price ceilings on specific products and therapies. In the European Union (“EU”), the pricing and reimbursement schemes of drugs is governed by the national legislation of each EU Member State and also vary widely from country to country. In these countries, pricing negotiations with governmental authorities can take considerable time after receipt of regulatory approval for a product. Some countries provide that products may be marketed only after a reimbursement price has been agreed. Some countries may require the completion of additional studies that compare the cost-effectiveness of a particular product candidate to currently available therapies (so called health technology assessments) in order to obtain reimbursement or pricing approval. This Health Technology Assessment (“HTA”) process, which is currently governed by the national laws of the individual EU Member States, is the procedure according to which the assessment of the public health impact, therapeutic impact and the economic and societal impact of use of a given drug in the national healthcare systems of the individual country is conducted. The outcome of HTA regarding specific drugs will often influence the pricing and reimbursement status granted to these drugs by the competent authorities of individual EU Member States. In December 2021, a Regulation governing health technologies assessment was adopted. The Regulation is intended to boost cooperation among EU Member States in assessing health technologies, including new drugs, and providing the basis for cooperation at EU level for joint clinical assessments in these areas. The HTA Regulation will apply from January 12, 2025.

In addition, there can be considerable pressure by governments and other stakeholders on prices and reimbursement levels, including as part of cost containment measures in the current economic climate in the European Union. There is very limited harmonization between EU Member States regarding pricing and reimbursement practices.

Legislators, policymakers and healthcare insurance funds in the EU may continue to propose and implement cost-containing measures to keep healthcare costs down; particularly due to the financial strain that the COVID-19 pandemic has placed on national healthcare systems of the EU Member States. These measures could include limitations on the prices we would be able to charge for product candidates that we may successfully develop and for which we may obtain regulatory approval or the level of reimbursement available for these products from governmental authorities or third-party payors. Further, an increasing number of EU and other foreign countries use prices for drugs established in other countries as “reference prices” to help determine the price of the product in their own territory. Reference pricing used by various EU Member States and parallel distribution, or arbitrage between low-priced and high-priced EU Member States, can further reduce prices. In particular, Germany, Portugal and Spain have all introduced a number of short-term measures to lower healthcare spending, including mandatory discounts, clawbacks and price referencing rules, which could have a material adverse effect on our business. Consequently, a downward trend in prices of drugs in some countries could contribute to similar downward trends elsewhere.

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

Additionally, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Presidential executive orders, Congressional inquiries and proposed federal and proposed and enacted state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. For example, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the U.S. Department of Health and Human Services (“HHS”) released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. Further, on August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 (“IRA”) into law which, among other things, (1) directs HHS to negotiate the price of certain single-source drugs and biologics covered under Medicare and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has and will continue to issue and update guidance as these programs are implemented. These provisions will take effect progressively starting in fiscal year 2023, although the Medicare drug price negotiation program is currently subject to legal challenges. It is currently unclear how the IRA will be implemented but is likely to have a significant impact on the pharmaceutical industry. Further, in response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the CMS Innovation Center which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future. At the state level, legislatures are passing increasing amounts of legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

We are subject to stringent and evolving U.S. and foreign laws, regulations, rules, contractual obligations, policies and other obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation (including class claims); fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; and other adverse business consequences.

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

In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, and consumer protection laws (e.g. Section 5 of the Federal Trade Commission Act). For example, the federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH”), imposes specific requirements relating to the privacy, security, and transmission of individually identifiable health information. In addition, the California Consumer Privacy Act of 2018 as amended by the California Privacy Rights Act of 2020 (“CPRA”) (collectively, “CCPA”) applies to personal information of consumers, business representatives, and employees who are California residents, requires businesses to provide specific disclosures in privacy notices and honor requests of California residents to exercise certain privacy rights. The CCPA provides for civil penalties of up to $7,500 per violation and allows private litigants affected by certain data breaches to recover significant statutory damages.

Although the CCPA exempts some data processed in the context of clinical trials, the CCPA may increase compliance costs and potential liability with respect to other personal data maintained about California residents.

In addition, the CPRA expanded the CCPA’s requirements, adds a new right for individuals to correct their personal information, and establishes a new regulatory agency to implement and enforce the law. Other states, such as Virginia, Colorado and Utah, have also passed comprehensive privacy laws, and similar laws are being considered in several other states. While these states, like the CCPA, also exempt some data processed in the context of clinical trials, these developments may further complicate compliance efforts, and may increase legal risk and compliance costs for us, the third parties upon whom we rely. In addition, data privacy and security laws have been proposed at the federal, state, and local levels in recent years, which could further complicate compliance efforts.

Outside the United States, an increasing number of laws, regulations, and industry standards may apply to data privacy and security, including the European Union’s General Data Protection Regulation (“EU GDPR”), the United Kingdom’s GDPR (“UK GDPR”), imposes strict requirements for processing personal data, and violators of these laws face significant penalties. For example, under the EU GDPR, companies may face temporary or definitive bans on data processing and other corrective actions; fines of up to 20 million Euros / 17.5 million pounds sterling under the UK GDPR or, in each case, 4% of annual global revenue, whichever is greater; or private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests.

In the ordinary course of business, we may transfer personal data from Europe and other jurisdictions to the United States or other countries. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the European Economic Area (EEA) and the United Kingdom (UK) have significantly restricted the transfer of personal data to the United States and other countries whose privacy laws it believes are inadequate. Other jurisdictions may adopt similarly stringent interpretations of their data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the United States in compliance with law, such as the EEA and UK’s standard contractual clauses, these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States.

If there is no lawful manner for us to transfer personal data from the EEA, the UK or other jurisdictions to the United States, or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including increased exposure to regulatory actions, substantial fines, and injunctions against processing or transferring personal data, as well as other adverse consequences. In particular we may be unable to import personal data to the United States, which could significantly and negatively impact our business operations, including by limiting our ability to conduct clinical trial activities in Europe and elsewhere; limiting our ability to collaborate with parties that are subject to such cross-border data transfer or localization laws; or requiring us to increase our personal data processing capabilities and infrastructure in foreign countries at significant expense. Additionally, companies that transfer personal data out of the EEA and UK to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators, individual litigants, and activist groups. Some European regulators have ordered certain companies to suspend or permanently cease certain transfers out of Europe for allegedly violating the GDPR’s cross-border data transfer limitations.

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

4.1	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s current report on Form 8-K (File No. 001-36517) filed with the SEC on June 28, 2023).

10.1

Securities Purchase Agreement, dated June 27, 2023, by and among Minerva Neurosciences, Inc. and the purchasers party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K (File No. 001-36517) filed with the SEC on June 28, 2023).

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

Date: August 1, 2023