Form 10-Q
period 2023-09-30
Minerva Neurosciences, Inc.
filed 2023-11-07
CIK 1598646

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

The number of shares of Registrant’s Common Stock, $0.0001 par value per share, outstanding as of November 2, 2023 was 6,993,406.

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

PART I – Financial Information

Item 1 – Financial Statements

MINERVA NEUROSCIENCES, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
	2023	2022
Assets
Current assets
Cash and cash equivalents	$46,903,960	$36,093,606
Restricted cash	100,000	100,000
Refundable regulatory fee	—	3,117,218
Prepaid expenses and other current assets	1,221,220	848,117
Total current assets	48,225,180	40,158,941

Equipment, net	12,245	16,326
Capitalized software, net	23,412	42,567
Goodwill	14,869,399	14,869,399
Total assets	$63,130,236	$55,087,233

Liabilities and Stockholders’ (Deficit) Equity
Current liabilities
Accounts payable	$1,395,070	$969,667
Accrued expenses and other current liabilities	1,954,590	407,909
Total current liabilities	3,349,660	1,377,576
Liability related to the sale of future royalties	79,826,671	73,733,876
Total liabilities	83,176,331	75,111,452
Commitments and contingencies (Note 8)

Stockholders’ (deficit) equity
Preferred stock; $0.0001 par value; 100,000,000 shares authorized; none issued or outstanding as of September 30, 2023 and December 31, 2022, respectively	—	—
Common stock; $0.0001 par value; 125,000,000 shares authorized; 6,993,406 and 5,340,193 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	699	534
Additional paid-in capital	367,746,175	346,785,322
Accumulated deficit	(387,792,969)	(366,810,075)
Total stockholders’ (deficit) equity	(20,046,095)	(20,024,219)
Total liabilities and stockholders’ (deficit) equity	$63,130,236	$55,087,233

See accompanying notes to condensed consolidated financial statements

MINERVA NEUROSCIENCES, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Expenses
Research and development	$3,443,537	$2,367,364	$7,984,566	$11,459,205
General and administrative	2,635,583	2,839,784	7,963,067	8,702,390
Total expenses	6,079,120	5,207,148	15,947,633	20,161,595
Loss from operations	(6,079,120)	(5,207,148)	(15,947,633)	(20,161,595)

Foreign exchange (losses) gains	(5,096)	2,063	(20,988)	(135)
Investment income	348,681	180,091	1,078,522	259,886
Non-cash interest expense for the sale of future royalties	(2,084,911)	(1,875,482)	(6,092,795)	(5,480,775)
Net loss	$(7,820,446)	$(6,900,476)	$(20,982,894)	$(25,382,619)

Net loss per share, basic and diluted	$(1.03)	$(1.29)	$(3.41)	$(4.75)
Weighted average shares outstanding, basic and diluted	7,568,981	5,340,193	6,148,276	5,340,195

See accompanying notes to condensed consolidated financial statements.

MINERVA NEUROSCIENCES, INC.

Condensed Consolidated Statements of Stockholders’ (Deficit) Equity

(Unaudited)

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-In Capital	Deficit	Total
Balances at January 1, 2022	5,340,196	$534	$342,676,508	$(334,701,399)	$7,975,643
Stock-based compensation	—	—	1,052,656	—	1,052,656
Net loss	—	—	—	(9,764,429)	(9,764,429)
Balances at March 31, 2022	5,340,196	$534	$343,729,164	$(344,465,828)	$(736,130)
Stock-based compensation	—	—	1,071,605	—	1,071,605
Adjustments due to the rounding impact from the reverse stock split for fractional shares	(3)	—	(5)	—	(5)
Net loss	—	—	—	(8,717,714)	(8,717,714)
Balances at June 30, 2022	5,340,193	$534	$344,800,764	$(353,183,542)	$(8,382,244)
Stock-based compensation	—	—	1,036,874	—	1,036,874
Net loss	—	—	—	(6,900,476)	(6,900,476)
Balances at September 30, 2022	5,340,193	$534	$345,837,638	$(360,084,018)	$(14,245,846)

Balances at January 1, 2023	5,340,193	$534	$346,785,322	$(366,810,075)	$(20,024,219)
Stock-based compensation	—	—	376,459	—	376,459
Net loss	—	—	—	(6,970,412)	(6,970,412)
Balances at March 31, 2023	5,340,193	$534	$347,161,781	$(373,780,487)	$(26,618,172)
Issuance of common stock and warrants pursuant to a private placement	1,425,000	142	19,999,852	—	19,999,994
Costs related to issuance of common stock and warrants	—	—	(309,602)	—	(309,602)
Vesting of performance-based restricted stock units	228,213	23	(23)	—	—
Stock-based compensation	—	—	608,915	—	608,915
Net loss	—	—	—	(6,192,036)	(6,192,036)
Balances at June 30, 2023	6,993,406	$699	$367,460,923	$(379,972,523)	$(12,510,901)
Stock-based compensation	—	—	371,943	—	371,943
Costs related to issuance of common stock and warrants	—	—	(86,691)	—	(86,691)
Net loss	—	—	—	(7,820,446)	(7,820,446)
Balances at September 30, 2023	6,993,406	$699	$367,746,175	$(387,792,969)	$(20,046,095)

See accompanying notes to condensed consolidated financial statements.

MINERVA NEUROSCIENCES, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(20,982,894)	$(25,382,619)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,081	—
Amortization of capitalized software	19,155	2,128
Stock-based compensation expense	1,357,317	3,161,135
Non-cash interest expense associated with the sale of future royalties	6,092,795	5,480,775
Changes in operating assets and liabilities
Refundable regulatory fee	3,117,218	(3,117,218)
Prepaid expenses and other current assets	(373,103)	(57,173)
Accounts payable	425,403	(1,320,327)
Accrued expenses and other current liabilities	1,546,681	698,232
Net cash used in operating activities	(8,793,347)	(20,535,067)

Cash flows from investing activities:
Net cash provided by investing activities	—	—

Cash flows from financing activities:
Proceeds from sales of common stock and warrants in private placement	19,999,994	—
Costs paid in connection with private placements	(396,293)	—
Fees paid in connection with the reverse stock split fractional shares	—	(5)
Net cash provided by (used in) financing activities	19,603,701	(5)
Net increase (decrease) in cash, cash equivalents and restricted cash	10,810,354	(20,535,072)

Cash, cash equivalents and restricted cash
Beginning of period	36,193,606	60,855,080
End of period	$47,003,960	$40,320,008
Reconciliation of the Condensed Consolidated Statements of Cash Flows to the Condensed Consolidated Balance Sheets
Cash and cash equivalents	$46,903,960	$40,220,008
Restricted cash	100,000	100,000
Total cash, cash equivalents and restricted cash	$47,003,960	$40,320,008

See accompanying notes to condensed consolidated financial statements.

MINERVA NEUROSCIENCES, INC.

Notes to Condensed Consolidated Financial Statements

As of September 30, 2023 and for the Nine Months Ended September 30, 2023 and 2022

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

Liquidity

The accompanying interim condensed consolidated financial statements have been prepared as though the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has limited capital resources and has incurred recurring operating losses and negative cash flows from operations since inception. As of September 30, 2023, the Company had an accumulated deficit of approximately $387.8 million and net cash used in operating activities was approximately $8.8 million during the nine months ended September 30, 2023. Management expects to continue to incur operating losses and negative cash flows from operations in the future. The Company has financed its operations to date from proceeds from the sale of common stock, warrants, loans, convertible promissory notes, collaboration agreements and royalty sales.

As of September 30, 2023, the Company had cash, cash equivalents, and restricted cash of $47.0 million, which it believes will be sufficient to meet the Company’s operating commitments for the next 12 months from the date its financial statements are issued. The process of drug development can be costly and the timing and outcomes of clinical trials is uncertain. The assumptions upon which the Company has based its estimates are routinely evaluated and may be subject to change. The actual amount of the Company’s expenditures will vary depending upon many factors, including, but not limited to, the design, timing and duration of future clinical trials, the progress of the Company’s research and development programs, the infrastructure to support a commercial enterprise, and the level of financial resources available. The Company can adjust its operating plan spending levels based on the timing of future clinical trials, which are predicated upon adequate funding to complete the trials. The Company routinely evaluates the status of its clinical development programs as well as potential strategic options.

The Company will need to raise additional capital to continue to fund operations and fully fund any potential later stage clinical development programs. The Company believes that it will be able to obtain additional working capital through equity financings or other arrangements to fund future operations; however, there can be no assurance that such additional financing, if available, can be obtained on terms acceptable to the Company. If the Company is unable to obtain such additional financing, future operations would need to be scaled back or discontinued.

Further, if the Company does not satisfy The Nasdaq Capital Market continued listing requirements, its common stock may be subject to delisting, which could impact the Company’s ability to complete additional equity financings on terms acceptable to the Company.

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim reporting and the requirements of the Securities and Exchange Commission (“SEC”) in accordance with Regulation S-X, Rule 8-03. Under those rules, certain notes and financial information that are normally required for annual financial statements can be condensed or omitted. In the opinion of the Company’s management, the accompanying financial statements contain all adjustments (consisting of items of a normal and recurring nature) necessary to present fairly the financial position as of September 30, 2023, the results of operations for the three and nine months ended September 30, 2023 and 2022 and cash flows for the nine months ended September 30, 2023 and 2022. The results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the full year. The consolidated balance sheet as of December 31, 2022 was derived from the audited annual financial statements. The accompanying unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 8, 2023.

Reverse Stock Split

On June 17, 2022, the Company filed a Certificate of Amendment to its Amended and Restated Certificate of Incorporation (the “Amendment”) with the Secretary of State of the State of Delaware to effect a one-for-eight (1-for-8) reverse stock split of its outstanding common stock. The Amendment became effective at 5:00 p.m. Eastern Time on June 17, 2022. A series of alternate amendments to effect a reverse stock split was approved by the Company’s stockholders at the Company’s 2022 Annual Meeting of Stockholders on June 10, 2022, and the specific one-for-eight (1-for-8) reverse stock split was subsequently approved by the Company’s board of directors on June 10, 2022.

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

Restricted cash

Cash accounts with any type of restriction are classified as restricted. The Company maintained restricted cash balances as collateral for corporate credit cards in the amount of $0.1 million at each of September 30, 2023 and December 31, 2022.

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

NOTE 3 — ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following:

	September 30, 2023	December 31, 2022
Research and development costs and other accrued expenses	$656,341	$279,434
Accrued bonus	1,089,783	14,832
Professional fees	128,225	113,643
Vacation pay	80,241	—
Accrued expenses and other current liabilities	$1,954,590	$407,909

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

In June 2023, in connection with the Private Placement (as defined and described in Note 6, Stockholders’ Equity), the Company issued and sold pre-funded warrants exercisable for an aggregate of 575,575 shares of common stock. The purchase price of the pre-funded warrants is $9.99 per share, which was paid to the Company upon issuance of the pre-funded warrants. The exercise price of the pre-funded warrants is $0.01 per share. The pre-funded warrants are exercisable by the holders at any time and do not expire. As the remaining shares underlying the pre-funded warrants are issuable for nominal consideration of $0.01 per share, 575,575 shares of common stock underlying the unexercised pre-funded warrants were considered outstanding for purposes of the calculation of loss per share as of September 30, 2023.

The following table sets forth the computation of basic and diluted loss per share for common stockholders:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net loss	$(7,820,446)	$(6,900,476)	$(20,982,894)	$(25,382,619)
Weighted average shares of common stock outstanding	7,568,981	5,340,193	6,148,276	5,340,195
Net loss per share of common stock – basic and diluted	$(1.03)	$(1.29)	$(3.41)	$(4.75)

The following securities outstanding at September 30, 2023 and 2022 have been excluded from the calculation of weighted average shares outstanding as their effect on the calculation of loss per share is antidilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Common stock options	735,929	467,429	735,929	467,429
Performance-based restricted stock units (“PRSUs”)	228,209	456,422	228,209	456,422
Common stock warrants	5,099	5,099	5,099	5,099

In April 2023, the Compensation Committee of the Company’s board of directors certified the achievement of a performance condition occurring upon FDA acceptance of the NDA for roluperidone. As a result, 50% of the shares of common stock underlying the PRSUs vested. As of September 30, 2023, 228,213 PRSUs have vested, 20,218 have been cancelled and 228,209 remain outstanding.

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

As royalties are remitted from Janssen to Royalty Pharma, the balance of the Royalty Obligation will be effectively repaid over the life of the co-development and license agreement (the “Agreement”) with Janssen. In order to determine the amortization of the Royalty Obligation, the Company is required to estimate the total amount of future royalty payments to Royalty Pharma over the life of the Agreement. In addition to the $60 million upfront payment, up to an additional $95 million in potential milestone payments will also be recorded as a liability related to the sale of future royalties and amortized as interest expense over the estimated remaining life of the agreement. At execution, the Company’s estimate of this total interest expense resulted in an effective annual interest rate of approximately 10.5%. As of September 30, 2023, the Company estimated the effective annual interest rate to be approximately 10.7%. This estimate contains significant assumptions, which are considered Level 3 fair value inputs, regarding the timing and amount of expected royalty and milestone payments that impact the interest expense that will be recognized over the royalty period. The Company will periodically assess the estimated royalty payments to Royalty Payments from Janssen and to the extent the amount or timing of such payments is materially different than the original estimates, an adjustment will be recorded prospectively to increase or decrease interest expense. There are a number of factors that could materially affect the amount and timing of royalty payments to Royalty Pharma from Janssen, and correspondingly, the amount of interest expense recorded by the Company, most of which are not within the Company’s control. Such factors include, but are not limited to, delays or discontinuation of development of seltorexant, regulatory approval, changing standards of care, the introduction of competing products, manufacturing or other delays, generic competition, intellectual property matters, adverse events that result in regulatory authority imposed restrictions on the use of the drug products, significant changes in foreign exchange rates as the royalties remitted to Royalty Pharma are made in U.S. dollars (“USD”) while the underlying sales of seltorexant will be made in currencies other than USD, the ongoing COVID-19 pandemic, and other events or circumstances that are not currently foreseen. Changes to any of these factors could result in increases or decreases to both royalty revenues and interest expense. Janssen is currently conducting two Phase 3 studies with seltorexant, a third Phase 3 study was discontinued during 2022.

The following table shows the activity of the Royalty Obligation since the transaction inception through September 30, 2023:

September 30, 2023
Upfront payment from the sale of future royalties	$60,000,000
Non-cash interest expense associated with the sale of future royalties	19,826,671
Liability related to the sale of future royalties	$79,826,671

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

On June 30, 2023, the Private Placement closed and the Company received aggregate gross proceeds from the Private Placement of $20.0 million, and, therefore, will be reflected on the condensed consolidated financial statements for the three and nine months ended September 30, 2023. The Company incurred approximately $0.4 million in offering expenses as of September 30, 2023, which have been included as a component of additional paid-in capital, resulting in net proceeds of $19.6 million as of September 30, 2023.

Pursuant to the Securities Purchase Agreement, the Company filed a registration statement on Form S-3 (File No. 333-273686), which was declared effective by the SEC on August 9, 2023, covering the resale of the Registrable Securities (as such term is defined in the Securities Purchase Agreement). The Company has agreed to use its commercially reasonable efforts to keep such registration statement effective until the earlier of (i) the third anniversary of the effective date of the initial registration statement covering the Registrable Securities; (ii) the date all Shares and all shares of common stock underlying the pre-funded warrants may be sold under Rule 144 of the Securities Act of 1933, as amended, without being subject to any volume, manner of sale or publicly available information requirements; or (iii) immediately prior to the closing of a Change of Control (as such term is defined in the Securities Purchase Agreement).

Pursuant to the Securities Purchase Agreement, in connection with the Private Placement, Boehringer Ingelheim International GmbH (“BI”), an Investor in the Private Placement, has the right to designate an observer to attend, subject to certain exceptions, meetings of the Company’s board of directors and its committees, until the earlier of (i) the occurrence of a Change of Control and (ii) the date that it and its affiliates collectively hold less than 10% of the Company’s common stock (which shall be calculated by including in the amount of common stock held by such Investor and its affiliates any shares of common stock issuable upon exercise of any portion of the pre-funded warrant issued to such Investor and not yet exercised). BI designated a board observer on August 29, 2023.

At-the-Market Equity Offering Program

In September 2022, the Company entered into an Open Market Sale Agreement (the “Sales Agreement”) with Jefferies LLC (“Jefferies”) pursuant to which the Company may offer and sell, from time to time, through Jefferies shares of the Company’s common stock, by any method permitted by law deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended. During the nine months ended September 30, 2023, no shares of the Company’s common stock were issued or sold under the Sales Agreement. As of September 30, 2023, an aggregate of $22.6 million was eligible for sale pursuant to the Sales Agreement under the Company’s effective registration statement on Form S-3 (File No. 333-267424).

Term Loan Warrants

In connection with the Company’s former Loan and Security Agreement with Oxford Finance LLC and Silicon Valley Bank (the “Lenders”), which provided for term loans to the Company in an aggregate principal amount of up to $15 million in two tranches on January 15, 2016, the Company issued the Lenders warrants to purchase 5,099 shares of common stock at a per share exercise price of $44.13. The warrants were immediately exercisable upon issuance, and other than in connection with certain mergers or acquisitions, will expire on the ten-year anniversary of the date of issuance. The term loans were repaid in August 2018, all related warrants were outstanding and exercisable as of September 30, 2023.

NOTE 7 — STOCK AWARD PLAN AND STOCK-BASED COMPENSATION

In December 2013, the Company adopted the 2013 Equity Incentive Plan (as subsequently amended and restated, the “Plan”), which provides for the issuance of options, stock appreciation rights, stock awards and stock units.

Stock Option Awards

Stock option activity for employees and non-employees for the nine months ended September 30, 2023 is as follows:

	Shares Issuable Pursuant to Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Terms (years)	Total Intrinsic Value (in thousands)
Outstanding January 1, 2023	700,929	$15.69	8.6	$—

Granted	62,500	$7.30
Exercised	—	$—
Forfeited	(27,500)	$36.60
Outstanding September 30, 2023	735,929	$14.19	8.1	$1,037
Exercisable September 30, 2023	301,197	$27.33	6.7	$85
Available for future grant	783,666

The weighted average grant-date fair value of stock options outstanding on September 30, 2023 was $9.88 per share. Total unrecognized compensation costs related to non-vested stock options at September 30, 2023 were approximately $1.6 million and are expected to be recognized within future operating results over a weighted-average period of 2.1 years. The total intrinsic value of the options exercised during the nine months ended September 30, 2023 and 2022 was zero.

The expected term of the employee-related options was estimated using the “simplified” method as defined by the SEC’s Staff Accounting Bulletin No. 107, Share-Based Payment. The volatility assumption was determined by examining the historical volatility of the Company and volatilities for industry peer companies. The risk-free interest rate assumption is based on the U.S. Treasury instruments, the term of which was consistent with the expected term of the options. The dividend assumption is based on the Company’s history and expectation of dividend payouts. The Company has never paid dividends on its common stock and does not anticipate paying dividends on its common stock in the foreseeable future. Accordingly, the Company has assumed no dividend yield for the purposes of estimating the fair value of the options.

The Company uses the Black-Scholes model to estimate the fair value of stock options granted. For stock options granted during the nine months ended September 30, 2023 and 2022, the Company utilized the following assumptions:

	Nine Months Ended
	September 30, 2023	September 30, 2022
Expected term (years)	5.50	5.50 - 6.25
Risk free interest rate	4.68%	1.96% - 3.25%
Volatility	119%	76% - 97%
Dividend yield	0%	0%
Weighted average grant date fair value per share of common stock	$6.26	$4.78

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

The Company used the pre-modification stock options for determining the compensation cost related to the PRSUs as the vesting conditions remain uncertain for the outstanding PRSUs. The total unrecognized compensation cost related to non-vested stock options at September 30, 2023 was approximately $0.2 million and is expected to be recognized within future operating results over a weighted-average period of 0.3 year.

On April 28, 2023, the Compensation Committee of the Company’s board of directors certified the achievement of a performance condition occurring upon FDA acceptance of the NDA for roluperidone. As a result, 50% of the shares of common stock underlying the Company’s PRSUs vested. The remaining PRSUs vest upon roluperidone receiving FDA marketing approval, provided that such approval occurs within five years after the August 6, 2021 grant date. As of September 30, 2023, 228,213 PRSUs have vested, 20,218 have been cancelled, and 228,209 remain outstanding. As a result of the PRSUs vesting, the Company recognized approximately $0.2 million in non-cash compensation expense for the period ending September 30, 2023, representing 50% of the incremental cost of the PRSUs granted under the Exchange Program. The incremental cost was measured as the excess of the fair value of each new PRSU, measured as of the date the new PRSUs were granted, over the fair value of the stock options surrendered in exchange for the new PRSU, measured immediately prior to the cancellation.

The following table presents stock-based compensation expense included in the Company’s consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Research and development	$185,075	$518,920	$667,558	$1,534,899
General and administrative	186,868	517,954	689,759	1,626,236
Total	$371,943	$1,036,874	$1,357,317	$3,161,135

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

We have not received any regulatory approvals to commercialize any of our product candidates, and we have not generated any revenue from the sales or license of our product candidates. We routinely evaluate the status of our drug development programs as well as potential strategic options. We have incurred significant operating losses since inception and expect to continue to incur net losses and negative cash flows from operating activities for the foreseeable future in connection with the clinical and regulatory activities associated with advancing our product candidates. As of September 30, 2023 and December 31, 2022, we had an accumulated deficit of $387.8 million and $366.8 million, respectively. For the nine months ended September 30, 2023 and 2022, we recorded net losses of $21.0 million and $25.4 million, respectively.

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

Results of Operations

Comparison of Three Months Ended September 30, 2023 versus September 30, 2022

Research and Development Expenses

Research and development expenses were $3.4 million and $2.4 million for the three months ended September 30, 2023 and 2022, respectively, an increase of approximately $1.0 million. The increase in research and development expenses was primarily due to higher costs associated with the FDA’s review of our NDA for roluperidone during 2023. Non-cash stock compensation costs included in research and development expenses were $0.2 million and $0.5 million for the three months ended September 30, 2023 and 2022, respectively.

General and Administrative Expenses

General and administrative expenses were $2.6 million and $2.8 million for the three months ended September 30, 2023 and 2022, respectively, a decrease of approximately $0.2 million. The decrease in general and administrative expenses was primarily due to lower non-cash stock compensation costs. Non-cash stock compensation costs included in general and administrative expenses were $0.2 million and $0.5 million for the three months ended September 30, 2023 and 2022, respectively.

Foreign Exchange (Losses) Gains

Foreign exchange losses were $5 thousand and foreign exchange gains were $2 thousand for the three months ended September 30, 2023 and 2022, respectively, a decrease of $7 thousand, primarily due to currency movements.

Investment Income

Investment income was $0.3 million and $0.2 million for the three months ended September 30, 2023 and 2022, respectively, an increase of approximately $0.1 million, primarily due to higher interest rates.

Non-cash interest expense for the sale of future royalties

Non-cash interest expense for the sale of future royalties was $2.1 million and $1.9 million for the three months ended September 30, 2023 and 2022, respectively, an increase of $0.2 million. We amortize non-cash interest expense for the difference between the balance of the liability related to the sale of future royalties and the estimated amount of future royalties to be received over the royalty period.

Comparison of Nine Months Ended September 30, 2023 versus September 30, 2022

Research and Development Expenses

Research and development expenses were $8.0 million and $11.5 million for the nine months ended September 30, 2023 and 2022, respectively, a decrease of approximately $3.5 million. The decrease in research and development expenses was primarily due to lower costs related to the preparation of our NDA for roluperidone, which was submitted during 2022. Non-cash stock compensation costs included in research and development expenses were $0.7 million and $1.5 million for the nine months ended September 30, 2023 and 2022, respectively.

General and Administrative Expenses

General and administrative expenses were $8.0 million and $8.7 million for the nine months ended September 30, 2023 and 2022, respectively, a decrease of approximately $0.7 million. The decrease in general and administrative expenses was primarily due to lower non-cash stock compensation costs. Non-cash stock compensation costs included in general and administrative expenses were $0.7 million and $1.6 million for the nine months ended September 30, 2023 and 2022, respectively.

Foreign Exchange Losses

Foreign exchange losses were $21 thousand and zero for the nine months ended September 30, 2023 and 2022, respectively, an increase of $21 thousand, primarily due to currency movements.

Investment Income

Investment income was $1.1 million and $0.3 million for the nine months ended September 30, 2023 and 2022, respectively, an increase of approximately $0.8 million, primarily due to higher interest rates.

Non-cash interest expense for the sale of future royalties

Non-cash interest expense for the sale of future royalties was $6.1 million and $5.5 million for the nine months ended September 30, 2023 and 2022, respectively, an increase of $0.6 million. We amortize non-cash interest expense for the difference between the balance of the liability related to the sale of future royalties and the estimated amount of future royalties to be received over the royalty period.

Liquidity and Capital Resources

Sources of Liquidity

As of September 30, 2023, we had an accumulated deficit of approximately $387.8 million. We anticipate that we will continue to incur net losses for the foreseeable future as we continue the development and potential commercialization of our product candidates and to support our operations as a public company. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we may never generate product revenue or achieve profitability. As of September 30, 2023, we had approximately $47.0 million in cash, cash equivalents, and restricted cash, which we believe will be sufficient to meet our operating commitments for the next 12 months from the date our financial statements are issued. Our cash requirements primarily relate to expenditures to support the development of roluperidone, which includes advancing the program through the regulatory process.

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

On June 30, 2023, the Private Placement closed and we received aggregate gross proceeds from the Private Placement of $20.0 million. We incurred approximately $0.4 million in offering expenses as of September 30, 2023, which have been included as a component of additional paid-in capital, resulting in net proceeds of $19.6 million as of September 30, 2023.

Pursuant to the Securities Purchase Agreement, we filed a registration statement on Form S-3 (File No. 333-273686), which was declared effective by the SEC on August 9, 2023, covering the resale of the Registrable Securities (as such term is defined in the Securities Purchase Agreement). We have agreed to use our commercially reasonable efforts to keep such registration statement effective until the earlier of (i) the third anniversary of the effective date of the initial registration statement covering the Registrable Securities; (ii) the date all Shares and all shares of common stock underlying the pre-funded warrants may be sold under Rule 144 of the Securities Act of 1933, as amended, without being subject to any volume, manner of sale or publicly available information requirements; or (iii) immediately prior to the closing of a Change of Control (as such term is defined in the Securities Purchase Agreement).

Pursuant to the Securities Purchase Agreement, in connection with the Private Placement, Boehringer Ingelheim International GmbH (“BI”), an Investor in the Private Placement, has the right to designate an observer to attend, subject to certain exceptions, meetings of our board of directors and our committees, until the earlier of (i) the occurrence of a Change of Control and (ii) the date that it and its affiliates collectively hold less than 10% of our Common Stock (which shall be calculated by including in the amount of common stock held by such Investor and its affiliates any shares of common stock issuable upon exercise of any portion of the pre-funded warrant issued to such Investor and not yet exercised). BI designated a board observer on August 29, 2023.

At-the-Market Equity Offering Program

In September 2022, we entered into an Open Market Sale Agreement (the “Sales Agreement”) with Jefferies LLC (“Jefferies”) pursuant to which we may offer and sell, from time to time, through Jefferies, shares of our common stock, by any method permitted by law deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended. During the nine months ended September 30, 2023, no shares of our common stock were issued or sold under the Sales Agreement. As of September 30, 2023, an aggregate of $22.6 million was eligible for sale pursuant to the Sales Agreement under our effective registration statement on Form S-3 (File No. 333-267424).

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

Until such time, if ever, as we can generate substantial revenue from product sales, we expect to finance our cash needs through a combination of equity offerings, debt financings, government or other third-party funding, commercialization, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of our common stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Additional debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through government or other third party funding, commercialization, marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us. There can be no assurance that such additional funding, if available, can be obtained on terms acceptable to us, and our ability to raise additional capital may be adversely impacted by global economic conditions, including the recent disruptions to and volatility in the credit and financial markets in the U.S. and worldwide resulting from the COVID-19 pandemic, geopolitical conflicts and other factors. If we are unable to obtain additional financing, future operations would need to be scaled back or discontinued. We believe that our existing cash, cash equivalents, and restricted cash will be sufficient to meet our cash commitments for at least the next 12 months after the date that the financial statements are issued. The timing of future capital requirements depends upon many factors including the size and timing of future clinical trials, the timing and scope of any strategic partnering activity and the progress of other research and development activities.

Cash Flows

The tables below set forth our significant sources and uses of cash for the periods.

	Nine Months Ended September 30,
	2023	2022
	(dollars in millions)
Net cash (used in) provided by:
Operating activities	$(8.8)	$(20.5)
Investing activities	—	—
Financing activities	19.6	—
Net increase (decrease) in cash	$10.8	$(20.5)

Net Cash Used in Operating Activities

Net cash used in operating activities of approximately $8.8 million during the nine months ended September 30, 2023 was primarily due to our net loss of $21.0 million and a $0.4 million increase in prepaid expenses, partially offset by non-cash interest expense for the sale of future royalties of $6.1 million, a $3.1 million decrease in refundable regulatory fees, a $1.5 million increase in accrued expenses, stock-based compensation expense of $1.4 million, and an approximately $0.5 million increase in accounts payable.

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

Net Cash Provided by Investing Activities

Net cash provided by investing activities was zero during the nine months ended September 30, 2023 and 2022.

Net Cash Provided by Financing Activities

Net cash provided by financing activities of approximately $19.6 million during the nine months ended September 30, 2023 was primarily due to the net proceeds from the Private Placement closed in June 2023.

Net cash provided by financing activities was zero during the nine months ended September 30, 2022.

Reverse Stock Split

On June 17, 2022, we filed a Certificate of Amendment to our Amended and Restated Certificate of Incorporation (the “Amendment”) with the Secretary of State of the State of Delaware to effect a one-for-eight (1-for-8) reverse stock split of our outstanding common stock. The Amendment became effective at 5:00 p.m. Eastern Time on June 17, 2022. A series of alternate amendments to effect a reverse stock split was approved by our stockholders at our 2022 Annual Meeting of Stockholders on June 10, 2022, and the specific one-for-eight (1-for-8) reverse stock split was subsequently approved by our board of directors on June 10, 2022.

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

Critical Accounting Policies and Estimates

In our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, our most critical accounting policies and estimates upon which our financial status depends were identified as those relating to research and development costs; in-process research and development; goodwill; income taxes; and the liability related to the sale of future royalties. We reviewed our policies and determined that those policies were our most critical accounting policies for the nine months ended September 30, 2023.

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

Our management, with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2023. Based on the evaluation of our disclosure controls and procedures as of September 30, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

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

We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we may never generate product revenue or achieve profitability. As of September 30, 2023, we had an accumulated deficit of approximately $387.8 million.

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

Our operations and the historic operations of Sonkei and Mind-NRG have consumed substantial amounts of cash since inception. As of September 30, 2023, we had cash, cash equivalents, and restricted cash of $47.0 million. We believe that our existing cash, cash equivalents, and restricted cash will be sufficient to meet our cash commitments for at least the next 12 months after the date that our interim condensed financial statements are issued. The process of drug development can be costly, and the timing and outcomes of clinical trials are uncertain. The assumptions upon which we have based our estimates are routinely evaluated and may be subject to change. The actual amount of our expenditures will vary depending upon a number of factors, including, but not limited to, the design, timing and duration of future clinical trials, the progress of our research and development programs, the infrastructure to support a commercial enterprise, the cost of a commercial product launch, and the level of financial resources available.

We will require additional capital to continue advancing the development, regulatory approval process and potential commercialization of roluperidone and other potential product candidates that we may develop in the future. Because the length of time and activities associated with successful development of product candidates are highly uncertain, we are unable to estimate with certainty the actual funds we will require for development and any approved marketing and commercialization activities. Additional capital may not be available in sufficient amounts or on reasonable terms, if at all, and our ability to raise additional capital may be adversely impacted by global economic conditions, including the recent disruptions to and volatility in the credit and financial markets in the U.S. and worldwide resulting from the COVID-19 pandemic, geopolitical conflicts and other factors. Our future funding requirements, both short and long-term, will depend on many factors, including:

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

Disruptions at the FDA and other government agencies caused by funding shortages or global health concerns could negatively impact our business.

The ability of the FDA to review and approve proposed clinical trials or new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory, and policy changes, the FDA’s ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s ability to perform routine functions. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other agencies may also slow the time necessary for new product candidates to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical employees and stop critical activities.

If a prolonged government shutdown occurs, or if global health concerns, such as the COVID-19 pandemic, prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

Even if we obtain regulatory approval for a product candidate, product candidates may be approved for fewer or more limited indications, including more limited subject populations, than we request, and regulatory authorities may require that contraindications, warnings, or precautions be included in the product labeling, including a black box warning, may grant approval contingent on the performance of costly post-marketing clinical trials or other post-market requirements, such as REMS or comparable foreign strategies, additional safety monitoring, or may approve a product candidate with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that product candidate. For instance, in 2007, the FDA requested that makers of all antidepressant medications update existing black box warnings about increased risk of suicidal thoughts and behavior in young adults, ages 18 to 24, during initial treatment. If approved for marketing, our drugs may be required to carry warnings similar to this and other class-wide warnings.

Any approved products would further be subject to ongoing requirements imposed by the FDA, and other comparable foreign regulatory authorities governing the manufacture, quality control, further development, labeling, packaging, storage, distribution, safety surveillance, import, export, advertising, promotion, marketing, recordkeeping and reporting of safety and other post-market information. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with cGMP, regulations and GCPs, for any clinical trials that we conduct post-approval, all of which may result in significant expense and limit our ability to commercialize such products.

In addition, if there are any modifications to the drug, including changes in indications, labeling, manufacturing processes or facilities, or if new safety issues arise, a new or supplemental NDA, marketing authorization application or comparable foreign application, post-implementation notification, application for a variation or an existing marketing authorization, or other reporting may be required or requested, which may require additional data or additional pre-clinical studies and clinical trials.

Clinical trials of our product candidates are conducted in carefully defined subsets of patients who have agreed to enter into clinical trials. Consequently, it is possible that our clinical trials may indicate an apparent positive effect of a product candidate that is greater than the actual positive effect, if any, or alternatively fail to identify undesirable side effects. The EMA, FDA and other comparable foreign regulatory authorities will continue to closely monitor the safety profile of any product even after approval. If the EMA, FDA or other comparable foreign regulatory authorities become aware of new adverse safety information after approval of any of our product candidates, a number of potentially significant negative consequences could result, including:

•
we may restrict or suspend marketing of such product or the manufacturing process for any component thereof, or withdraw, recall or seize, such product;
•
regulatory authorities may withdraw, vary, or suspend approvals of such product;
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
•
regulatory authorities may issue a conditional approval and we may fail to fulfill the requirements of the conditional approval;
•
regulatory authorities may require that we conduct post-marketing studies or surveillance;
•
initiation of regulatory investigations and government enforcement actions;
•
we could be sued and held liable for harm caused to subjects or patients; and
•
our reputation may suffer.

In addition, manufacturers of drug products and their facilities, including contracted facilities, are subject to continual review and periodic inspections by national competent authorities of EU Member States, the FDA and other comparable foreign regulatory authorities for compliance with current Good Manufacturing Practices (“cGMP”), regulations and standards. The European Union cGMP guidelines are as set forth in Commission Directive 2017/1572 of October 15, 2017. Despite our efforts to audit and verify regulatory compliance, third-party manufacturing vendors may be found on regulatory inspection by the FDA or other comparable foreign regulatory authorities to be noncompliant with cGMP regulations. This may result in shutdown of the third-party vendor or invalidation of drug product lots or processes. In some cases, a product recall may be warranted or required, which would materially affect our ability to supply and market our drug products. If we or a regulatory authority discover previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, the product’s stability (changes in levels of impurities or dissolution profile) or problems with the facility where the product is manufactured, we may be subject to reporting obligations, additional testing and additional sampling, and a regulatory authority may impose restrictions on that product, the manufacturing facility, our suppliers, or us, including requiring recall or withdrawal of the product from the market or suspension of manufacturing. If we, our product candidates, the manufacturing facilities for our product candidates, our CROs, or other persons or entities working on our behalf fail to comply with applicable regulatory requirements either before or after regulatory approval, a regulatory authority may, depending on the stage of product development and approval:

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
•
suspend, vary or withdraw regulatory approval;
•
suspend, vary or terminate any ongoing clinical studies;
•
bar us from submitting or assisting in the submission of new regulatory applications;
•
refuse to approve or delay approval of pending applications or supplements to applications filed by us;
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

Our product candidates and the activities associated with their development and commercialization in the United States, including, but not limited to, their advertising and promotion, will further be heavily scrutinized by the FDA, the United States Department of Justice, the United States Department of Health and Human Services’ Office of Inspector General, state attorneys general, members of Congress and the public. Violations of applicable law, including advertising, marketing and promotion of our products for unapproved (or off-label) uses, are subject to enforcement letters, inquiries and investigations, and civil, criminal and/or administrative sanctions by regulatory authorities. Additionally, comparable foreign regulatory authorities will heavily scrutinize advertising and promotion of any product candidate that obtains approval outside of the United States. In the EU, the advertising and promotion of medicinal products are subject to both EU and EU Member States’ laws governing promotion of medicinal products, interactions with physicians and other healthcare professionals, misleading and comparative advertising and unfair commercial practices. Although general requirements for advertising and promotion of medicinal products are established under EU legislation, the details are governed by regulations in individual EU Member States and can differ from one country to another. For example, applicable laws require that promotional materials and advertising in relation to medicinal products comply with the product’s Summary of Product Characteristics, or SmPC, as approved by the competent authorities in connection with a marketing authorization. Promotional activity that does not comply with the SmPC is considered off-label and is prohibited in the EU. Direct-to-consumer advertising of prescription medicinal products is also prohibited in the EU. Enforcement of advertising and promotional requirements relating to medicinal products in the EU is carried out at the national level by the national competent authorities of EU Member States. Furthermore, national or industry codes of conduct or practice, such as the Association of the British Pharmaceutical Industry (the United Kingdom innovative pharmaceutical industry trade association) code of practice, may established additional, stricter requirements than applicable legislative requirements.

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
•
economic weakness, including inflation, political instability in particular foreign economies and markets, such as the instability caused by geopolitical conflicts, or public health issues or pandemics, such as the COVID-19 pandemic;
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

Following the result of a referendum in 2016, the United Kingdom (“UK”) left the EU on January 31, 2020, commonly referred to as Brexit. Pursuant to the formal withdrawal arrangements agreed between the United Kingdom and the EU, the UK, was subject to a transition period until December 31, 2020, or the Transition Period, during which EU rules continued to apply. The UK and the EU have signed a EU-UK Trade and Cooperation Agreement (“TCA”), which became provisionally applicable on January 1, 2021 and entered into force on May 1, 2021. This agreement provides details on how some aspects of the UK and EU’s relationship will operate going forwards however there are still many uncertainties. The TCA primarily focuses on ensuring free trade between the EU and the UK in relation to goods, including drugs. Although the body of the TCA includes general terms which apply to drugs, greater detail on sector-specific issues is provided in an Annex to the TCA. The Annex provides a framework for the recognition of Good Manufacturing Practice (GMP), inspections and for the exchange and acceptance of official GMP documents. As part of the TCA, the EU and the UK recognize GMP inspections carried out by the other party and the acceptance of official GMP documents issued by the other party. The TCA also encourages, although it does not oblige, the parties to consult one another on proposals to introduce significant changes to technical regulations or inspection procedures. The regime does not, however, extended to procedures such as batch release certification. The UK has unilaterally agreed to accept EU batch testing and batch release. However, the EU continues to apply EU laws that require batch testing and batch release to take place in the EU territory. This means that drugs that are tested and released in the UK must be retested and re-released when entering the EU market for commercial use. As it relates to marketing authorizations, Great Britain has a separate regulatory submission process, approval process and a separate national marketing authorization. Among the changes that have occurred are that Great Britain (England, Scotland and Wales) is treated as a "third country," a country that is not a member of the EU and whose citizens do not enjoy the EU right to free movement. Under the terms of the Northern Ireland Protocol, Northern Ireland continues to follow many aspects of the EU regulatory rules, particularly in relation to trade in goods. Northern Ireland continues, to be covered by the marketing authorizations granted by the European Commission. For example, the scope of a marketing authorization for a drug granted by the European Commission will no longer encompass Great Britain (England, Scotland and Wales). In these circumstances, a separate marketing authorization granted by the UK competent authorities is required to place drugs on the market in Great Britain.

On February 27, 2023, the European Commission and the UK government reached a political agreement in principle, commonly referred to as the “Windsor Framework”. The Framework is intended to revise the Northern Ireland Protocol to address some of the perceived shortcomings in its operation. The agreement was adopted at the Withdrawal Agreement Joint Committee on March 24, 2023. If the changes are adopted in the form proposed, medicinal products to be placed on the market in the UK will be authorized solely in accordance with UK laws. Northern Ireland would be reintegrated back into a UK-only regulatory environment under the authority of the MHRA with respect to all medicinal products. The implementation of the Windsor Framework would occur in stages, with new arrangements relating to the supply of medicinal products into Northern Ireland anticipated to take effect in 2025.

In relation to clinical trials, it is currently unclear to what extent the UK will seek to align its regulations with the EU in the future. The UK regulatory framework in relation to clinical trials is derived from existing EU legislation (as implemented into UK law, through secondary legislation). On January 17, 2022, the UK Medicines and Healthcare products Regulatory Agency, or MHRA, launched an eight-week consultation on reframing the UK legislation for clinical trials. The consultation closed on March 14, 2022. On 12 October 2023, the MHRA introduced a new Notification Scheme to enable a more streamlined and risk-proportionate approach to the processing of initial clinical trial applications for Phase 3 and Phase 4 clinical trials. This new scheme forms part of the review of the regulatory framework governing clinical trials in the UK. Further initiatives adopted by the UK Government with respect to the regulation of clinical trials following outcome of the consultation will be closely watched and will determine whether the UK chooses to align with the regulation or diverge from it to maintain regulatory flexibility. A decision by the UK not to closely align its regulations with the new approach that will be adopted in the EU may have an effect on the cost of conducting clinical trials in the UK as opposed to other countries and/or make it harder to seek a marketing authorization in the EU for our product candidates on the basis of clinical trials conducted in the UK.

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

Additionally, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Presidential executive orders, Congressional inquiries and proposed federal and proposed and enacted state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. For example, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the U.S. Department of Health and Human Services (“HHS”) released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. Further, on August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 (“IRA”) into law which, among other things, (1) directs HHS to negotiate the price of certain single-source drugs and biologics covered under Medicare and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has and will continue to issue and update guidance as these programs are implemented. These provisions take effect progressively starting in fiscal year 2023. On August 29, 2023, HHS announced the list of the first ten drugs that will be subject to price negotiations, although the Medicare drug price negotiation program is currently subject to legal challenges. It is currently unclear how the IRA will be implemented but is likely to have a significant impact on the pharmaceutical industry. Further, in response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the CMS Innovation Center which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future. At the state level, legislatures are passing increasing amounts of legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

We are subject to stringent and evolving U.S. and foreign laws, regulations, rules, contractual obligations, policies and other obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation (including class claims) and mass arbitration demands; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; and other adverse business consequences.

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

In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, and consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act). For example, the federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH”), imposes specific requirements relating to the privacy, security, and transmission of individually identifiable health information. In addition, the California Consumer Privacy Act of 2018 as amended by the California Privacy Rights Act of 2020 (“CPRA”) (collectively, “CCPA”) applies to personal information of consumers, business representatives, and employees who are California residents, requires businesses to provide specific disclosures in privacy notices and honor requests of California residents to exercise certain privacy rights, such as those noted below. The CCPA provides for civil penalties of up to $7,500 per violation and allows private litigants affected by certain data breaches to recover significant statutory damages. Although the CCPA exempts some data processed in the context of clinical trials, the CCPA may increase compliance costs and potential liability with respect to other personal information maintained about California residents.

In addition, the CPRA expanded the CCPA’s requirements and establishes a new regulatory agency to implement and enforce the law. Other states, such as Virginia, Colorado and Utah, have also passed comprehensive privacy laws, and similar laws are being considered in several other states. These state laws and the CCPA create certain rights for individuals concerning their personal information, including the right to access, correct, delete, and opt-out of certain processing activities, such as targeted advertising, profiling, and automated decision-making. The exercise of these rights may impact our business and ability to provide our products and services. While these states, like the CCPA, also exempt some data processed in the context of clinical trials, these developments may further complicate compliance efforts, and may increase legal risk and compliance costs for us and the third parties upon whom we rely. In addition, data privacy and security laws have been proposed at the federal, state, and local levels in recent years, which could further complicate compliance efforts.

Outside the United States, an increasing number of laws, regulations, and industry standards may apply to data privacy and security, including the European Union’s General Data Protection Regulation (“EU GDPR”) and the United Kingdom’s GDPR (“UK GDPR”) (collectively, “GDPR”), which impose strict requirements for processing personal data. Violators of these laws face significant penalties. For example, under the GDPR, companies may face temporary or definitive bans on data processing and other corrective actions; fines of up to 20 million Euros under EU GDPR / 17.5 million pounds sterling under the UK GDPR or, in each case, 4% of annual global revenue, whichever is greater; or private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests.

In the ordinary course of business, we may transfer personal data from Europe and other jurisdictions to the United States or other countries. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the European Economic Area (EEA) and the United Kingdom (UK) have significantly restricted the transfer of personal data to the United States and other countries whose privacy laws it believes are inadequate. Other jurisdictions may adopt similarly stringent interpretations of their data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the United States in compliance with law, such as the EEA and UK’s standard contractual clauses, the UK’s International Data Transfer Agreement / Addendum, and the EU-U.S. Data Privacy Framework and the UK extension thereto (which allows for transfers for relevant U.S.-based organizations who self-certify compliance and participate in the Framework), these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States.

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

Obligations related to data privacy and security (and consumers’ data privacy expectations) are quickly changing, becoming increasingly stringent, and creating uncertainty. Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or conflict among jurisdictions. Preparing for and complying with these obligations requires us to devote significant resources. These obligations may necessitate changes to our information technologies, systems, and practices and to those of any third parties that process personal data on our behalf.

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

If we or the third parties on which we rely fail, or are perceived to have failed, to address or comply with applicable data privacy and security obligations, we could face significant consequences, including but not limited to: government enforcement actions (e.g., investigations, fines, penalties, audits, inspections, and similar); litigation (including class-action claims) and mass arbitration demands; additional reporting requirements and/or oversight; bans on processing personal data; orders to destroy or not use personal data; and imprisonment of company officials. In particular, plaintiffs have become increasingly more active in bringing privacy-related claims against companies, including class claims and mass arbitration demands. Some of these claims allow for the recovery of statutory damages on a per violation basis, and, if viable, carry the potential for monumental statutory damages, depending on the volume of data and the number of violations. Any of these events could have a material adverse effect on our reputation, business, or financial condition, including but not limited to: loss of customers; interruptions or stoppages in our business operations (including, as relevant, clinical trials); inability to process personal data or to operate in certain jurisdictions; limited ability to develop or commercialize our products; expenditure of time and resources to defend any claim or inquiry; adverse publicity; or revision or restructuring of our operations.

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

Cyberattacks, malicious internet-based activity, online and offline fraud, and other similar activities threaten the confidentiality, integrity, and availability of our sensitive information and information technology systems, and those of the third parties upon which we rely. Such threats are prevalent, continue to rise, are increasingly difficult to detect, and come from a variety of sources, including traditional computer “hackers,” threat actors, “hacktivists,” organized criminal threat actors, personnel (such as through theft or misuse), sophisticated nation states, and nation-state-supported actors. Some actors now engage and are expected to continue to engage in cyber-attacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we and the third parties upon which we rely may be vulnerable to a heightened risk of these attacks, including retaliatory cyber-attacks, that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our goods and services. We and the third parties upon which we rely may be subject to a variety of evolving threats, including but not limited to social-engineering attacks (including through deep fakes, which may be increasingly more difficult to identify as fake, and phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks, credential stuffing, personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, earthquakes, fires, floods, attacks enhanced or facilitated by AI, and other similar threats.

In particular, ransomware attacks, including by organized criminal threat actors, nation-states, and nation-state-supported actors, are becoming increasingly prevalent and severe and can lead to significant interruptions in our operations, ability to provide our products or services, loss of data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. Future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. Furthermore, we may discover security issues that were not found during due diligence of such acquired or integrated entities, and it may be difficult to integrate companies into our information technology environment and security program. Remote work has become more common and has increased risks to our information technology systems and data, as more of our employees utilize network connections, computers and devices outside our premises or network, including working at home, while in transit and in public locations.

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

Any of the previously identified or similar threats could cause a security incident or other interruption. A security incident or other interruption could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to our sensitive information or our information technology systems, or those of the third parties upon whom we rely. A security incident or other interruption could disrupt our ability (and that of third parties upon whom we rely) to provide our services. We may expend significant resources or modify our business activities (including our clinical trial activities) to try to protect against security incidents. Certain data privacy and security obligations may require us to implement and maintain specific security measures, industry-standard or reasonable security measures to protect our information technology systems and sensitive information.

While we have implemented security measures designed to protect against security incidents, there can be no assurance that these measures, or those of a third party upon whom we rely, will be effective. For example, an external contractor experienced a cyberattack in 2019, which resulted in a disruption to patient recruitment in our Phase 3 clinical trial of roluperidone. We may be unable in the future to detect vulnerabilities in our information technology systems. We take steps to detect and remediate vulnerabilities, but we may not be able to detect and remediate all vulnerabilities because the threats and techniques used to exploit the vulnerability change frequently and are often sophisticated in nature. Therefore, such vulnerabilities could be exploited but may not be detected until after a security incident has occurred. Unremediated high risk or critical vulnerabilities pose material risks to our business. Further, we may experience delays in developing and deploying remedial measures designed to address any such identified vulnerabilities.

Applicable data privacy and security obligations may require us to notify relevant stakeholders of security incidents. Such disclosures are costly, and the disclosure or the failure to comply with such requirements could lead to adverse consequences. If we (or a third party upon whom we rely) experience a security incident or are perceived to have experienced a security incident, we may experience adverse consequences. These consequences may include: government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing sensitive information (including personal data); litigation (including class claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; interruptions in our operations (including availability of data); financial loss; and other similar harms. Security incidents and attendant consequences may negatively impact our ability to grow and operate our business or disrupt our ability to develop and provide our products and services. In addition to experiencing a security incident, third parties may gather, collect, or infer sensitive information about us from public sources, data brokers, or other means that reveals competitively sensitive details about our organization and could be used to undermine our competitive advantage or market position. Additionally, our sensitive could be leaked, disclosed, or revealed as a result of or in connection with our employee’s, personnel’s, or vendor’s use of generative AI technologies.

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

3.1

Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s registration statement on Form S-1/A (File No. 333-195169) filed with the SEC on June 10, 2014).

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s quarterly report on Form 10-Q (File No. 001-36517) filed with the SEC on November 4, 2019).

3.3

Certificate of Amendment to Amended and Restated Certificate of Incorporation of Minerva Neurosciences, Inc., effective June 17, 2022 (incorporated by reference to Exhibit 3.1 to the Registration’s current report on Form 8-K (File No. 001-36517) filed with the SEC on June 17, 2022).

10.1*†	Amended and Restated Non-Employee Director Compensation Plan.

10.2*†	Amended and Restated 2013 Equity Incentive Plan.

31.1	Certification of Chief Executive Officer (Principal Executive Officer) pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer (Principal Financial Officer) pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1+	Certification of Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data file (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

* Filed herewith.

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

Date: November 7, 2023