Form 10-K
period 2023-12-31
Minerva Neurosciences, Inc.
filed 2024-02-22
CIK 1598646

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate value of the Company’s Common Stock held by non-affiliates of the Company was approximately $36.9 million as of June 30, 2023, when the last reported sales price was $9.14 per share.

The number of shares of Registrant’s Common Stock outstanding as of February 19, 2024 was 6,993,406.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement relating to the 2024 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A with the Securities and Exchange Commission are incorporated by reference into Part III of this Report. Such proxy statement will be filed with the Securities and Exchange Commission not later than 120 days following the end of the Registrant’s fiscal year ended December 31, 2023.

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
•
Disruptions at the FDA and other government agencies or comparable foreign regulatory authorities caused by funding shortages or global health concerns could negatively impact our business;
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
•
We are subject to stringent and evolving U.S. and foreign laws, regulations, and rules, contractual obligations, policies, industry standards, and other obligations related to data privacy and security.
•
If our information technology systems, or those of third parties upon which we rely, or our data are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; and other adverse consequences.
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

We are developing roluperidone (f/k/a MIN-101) for the treatment of negative symptoms in patients with schizophrenia and have exclusive rights to develop and commercialize MIN-301 for the treatment of Parkinson’s disease. In addition, we previously co-developed seltorexant (f/k/a MIN-202 or JNJ-42847922) with Janssen Pharmaceutica NV, one of the Janssen Pharmaceutical Companies of Johnson & Johnson (“Janssen”), for the treatment of insomnia disorder and adjunctive treatment of Major Depressive Disorder (“MDD”). In June 2020, we exercised our right to opt out of our agreement with Janssen for the future Phase 3 development and commercialization of seltorexant. Under the terms of the opt-out agreement, we were entitled to collect royalties in the mid-single digits on potential future worldwide sales of seltorexant in certain indications, with no further financial obligations to Janssen. In January 2021, we sold our rights to these potential royalties to Royalty Pharma plc (“Royalty Pharma”) for a $60 million cash payment and up to an additional $95 million in potential milestone payments, subject to completion of Phase 3 trials by Janssen and regulatory approvals. Janssen is currently conducting one Phase 3 study with seltorexant, completed a Phase 3 study during 2023, and discontinued a Phase 3 study during 2022.

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

We have not received any regulatory approvals to commercialize any of our product candidates, and we have not generated any revenue from the sales or license of our product candidates. We routinely evaluate the status of our drug development programs as well as potential strategic options. We have incurred significant operating losses since inception and expect to continue to incur net losses and negative cash flows from operating activities for the foreseeable future in connection with the clinical and regulatory activities associated with advancing our product candidates. As of December 31, 2023 and 2022, we had an accumulated deficit of $396.8 million and $366.8 million, respectively. For the years ended December 31, 2023 and 2022, we recorded net losses of $30.0 million and $32.1 million, respectively.

We believe our product candidates have potential to improve the lives of a large number of affected patients and their families who are currently not well-served by available therapies. According to Datamonitor, an independent market research firm, in 2023 approximately 2.9 million people suffered from schizophrenia in the United States (“U.S.”), Japan, the United Kingdom (“UK”), and the four major European Union (“EU”) markets of France, Germany, Italy, and Spain. There is no approved treatment to address negative symptoms in patients with schizophrenia in the U.S., which is a significant driver of the cost burden of that disease. An estimated 69% of treated patients with schizophrenia have predominant/persistent negative symptoms. Negative symptoms also exist in other CNS diseases beyond schizophrenia, the existing treatments for which we believe are poorly addressed in a broad range of indications such as Alzheimer’s disease, Parkinson’s disease and depression.

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

Beyond schizophrenia, we believe roluperidone may potentially possess therapeutic utility in brain disorders where negative symptoms are a core feature of the disease associated with a range of poor clinical outcomes. These potential indications include apathy in dementia, for which we have filed an Investigational New Drug (“IND”) application and been cleared by FDA, the majority of schizophrenia spectrum and other psychotic disorders, autism spectrum disorders, Alzheimer’s disease, Parkinson’s disease and depression.

Clinical and Regulatory Updates

Phase 1b Clinical Trial (MIN-101C18)

In October 2023, we initiated a clinical trial to evaluate the safety, tolerability, pharmacodynamics and pharmacokinetics of the co-administration of roluperidone and olanzapine in adult subjects with moderate to severe negative symptoms of schizophrenia. The main question this clinical trial aims to answer are the pharmacodynamic and pharmacokinetic effects and safety of the concomitant therapy of roluperidone with an established and widely used antipsychotic. Results from this study are expected to be available in the first quarter of 2024.

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

Type C Meeting

In April 2022, we received the official meeting minutes from the Type C meeting with the FDA held on March 2, 2022, in which the development of roluperidone for the treatment of negative symptoms in schizophrenia was discussed. Four main topics (listed below) were highlighted by the FDA for which they requested input and further clarification from us. Following the meeting, we provided additional data to address:

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

In June 2020 we exercised our right to opt out of our agreement with Janssen for the future Phase 3 development and commercialization of seltorexant. Under the terms of the opt-out agreement, we were entitled to collect royalties in the mid-single digits on potential future worldwide sales of seltorexant in certain indications, with no further financial obligations to Janssen. In January 2021 we sold our rights to these potential royalties to Royalty Pharma for a $60 million cash payment and up to an additional $95 million in potential milestone payments, subject to completion of Phase 3 trials by Janssen and regulatory approvals. Janssen is currently conducting one Phase 3 study with seltorexant, completed a Phase 3 study during 2023, and discontinued a Phase 3 study during 2022.

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

Impairment of MIN-301 In-process Research and Development Asset

As a result of our limited resources and development deferral combined with the overall market conditions, we recognized a non-cash charge of $15.2 million as of December 31, 2021 related to the impairment of the intangible asset for MIN-301. We had previously recognized in-process research and development for MIN-301 in conjunction with the acquisition of MIN-301 during 2014. No updates were made in respect of the development of MIN-301 during 2023.

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

Specific compounds under late-stage development that include negative symptoms as a target include Acadia Pharmaceuticals’ pimavanserin, a selective serotonin 5HT2A inverse agonist (“SSIA”) that is approved for the treatment of hallucinations and delusions associated with Parkinson’s disease psychosis. In the fourth quarter of 2019 Acadia announced positive results from their pivotal ADVANCE study and in the third quarter of 2020, initiated a second pivotal study, ADVANCE-2. The Phase 3 program is evaluating the efficacy of pimavanserin in patients with predominantly negative symptoms of schizophrenia who have achieved adequate control of positive symptoms with their existing antipsychotic treatment. Acadia expects that top-line results will be available in the first quarter of 2024. In January 2019, Lundbeck indicated they would begin proof-of-concept studies for Lu AF11167, a PDE-10 inhibitor for the treatment of persistent negative symptoms in schizophrenia. In August 2020, Lundbeck announced they were discontinuing the trial based on the results of a futility interim analysis, which concluded that the trial was unlikely to achieve statistical significance on its primary endpoint, mean change from baseline to week 12 on the Brief Negative Symptom Scale (“BNSS”).

Other products in clinical development, as a monotherapy or as an adjunctive treatment, whose targets include negative symptoms, (although not necessarily defined as a primary outcome of their clinical trials) are Roche’s RO6889450/RG-7906, Neurocrine’s NBI-1065844 (formerly Takeda’s TAK-831), SyneuRx’s NaBen, Avanir Pharmaceuticals’ AVP-786, and Karuna Therapeutics’ KarXT. In November 2023, the FDA accepted the KarXT NDA for filing and granted a PDUFA goal date of September 26, 2024. In addition, a number of academic groups are conducting studies with existing compounds for the treatment of negative symptoms of schizophrenia.

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

Roluperidone

Compound

We own numerous granted patents and patent applications worldwide that provide strong protection for roluperidone. These include patents and applications directed to pharmaceutical compositions comprising roluperidone and methods of using roluperidone.

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

Sigma Ligands

We own applications in the U.S., Australia, Canada, China, Europe, Japan, and Hong Kong directed to sigma ligand compounds and their potential use in treating a variety of diseases and disorders, including pain disorders, CNS disorders (e.g., Parkinson’s disease and Alzheimer’s disease), viruses, and cancer. Any patents granting from these applications would expire no earlier than August 12, 2041. We also own a PCT application directed to the use of sigma ligand compounds in treating lysosomal storage disorders, including Niemann-Pick disease. Any patents granting from national phase applications that may be filed based upon this PCT application would expire no earlier than February 15, 2044. A patent term extension of up to five years may be available in the United States.

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

The extent to which ongoing clinical trials will be governed by the CTR will depend on the duration of the individual clinical trial. For clinical trials in relation to which application for approval was made on the basis of the CTD before January 31, 2023, the CTD will continue to apply on a transitional basis until January 31, 2025. By that date, all ongoing trials will become subject to the provisions of the CTR. The CTR will apply to clinical trials from an earlier date if the clinical trial has already transitioned to the CTR framework.

In all cases, the clinical trials must be conducted in accordance with EU and national requirements governing clinical trials, including the Good Clinical Practice Directive 2005/28 and ethical principles that have their origin in the Declaration of Helsinki. Studies should also be conducted in accordance with all applicable European Medicines Agency (“EMA”), European Commission and national guidelines and investigational medicinal products used in clinical trials must be manufactured in accordance with Good Manufacturing Practices and in a GMP licensed facility, which can be subject to GMP inspections.

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

Manufacturing Regulation in the EU

Various requirements apply to the manufacturing and placing on the EU market of medicinal products. The manufacturing of medicinal products in the EU requires a manufacturing authorization and import of medicinal products into the EU requires a manufacturing authorization allowing for import. The manufacturing authorization holder must comply with various requirements set out in the applicable EU laws, regulations and guidance, including EU cGMP standards. Similarly, the distribution of medicinal products within the EU is subject to compliance with the applicable EU laws, regulations and guidelines, including the requirement to hold appropriate authorizations for distribution granted by the competent authorities of EU Member States. Marketing authorization holders and/or manufacturing and import authorization, or MA holders and/or distribution authorization holders may be subject to civil, criminal or administrative sanctions, including suspension of manufacturing authorization, in case of non-compliance with the EU or EU Member States’ requirements applicable to the manufacturing of medicinal products.

Data and Marketing Exclusivity in the EU

The EU provides opportunities for data and market exclusivity related to MAs. Upon receiving an MA, innovative medicinal products are generally entitled to receive eight years of data exclusivity and 10 years of market exclusivity. Data exclusivity, if granted, prevents regulatory authorities in the EU from referencing the innovator’s data to assess a generic application or biosimilar application for eight years from the date of authorization of the innovative product, after which a generic or biosimilar MAA can be submitted, and the innovator’s data may be referenced. The market exclusivity period prevents a successful generic or biosimilar applicant from commercializing its product in the EU until 10 years have elapsed from the initial MA of the reference product in the EU. The overall ten-year period may, occasionally, be extended for a further year to a maximum of 11 years if, during the first eight years of those ten years, the MA holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies. However, there is no guarantee that a product will be considered by the EU’s regulatory authorities to be a new chemical/biological entity, and products may not qualify for data exclusivity.

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

Post-approval Requirements

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

All new MAAs must include a risk management plan, or RMP, describing the risk management system that the company will put in place and documenting measures to prevent or minimize the risks associated with the product. The regulatory authorities may also impose specific obligations as a condition of the MA. Such risk- minimization measures or post-authorization obligations may include additional safety monitoring, more frequent submission of PSURs, or the conduct of additional clinical trials or post-authorization safety studies.

In the EU, the advertising and promotion of medicinal products are subject to both EU and EU Member States’ laws governing promotion of medicinal products, interactions with physicians and other healthcare professionals, misleading and comparative advertising and unfair commercial practices. General requirements for advertising and promotion of medicinal products, such as direct-to-consumer advertising of prescription medicinal products are established in EU law. However, the details are governed by regulations in individual EU Member States and can differ from one country to another. For example, applicable laws require that promotional materials and advertising in relation to medicinal products comply with the product’s Summary of Product Characteristics, or SmPC, which may require approval by the competent national authorities in connection with an MA. The SmPC is the document that provides information to physicians concerning the safe and effective use of the product. Promotional activity that does not comply with the SmPC is considered off-label and is prohibited in the EU.

Clinical Trial Data Disclosure

Many jurisdictions have mandatory clinical trial information obligations incumbent on sponsors. In the EU, transparency requirements relating to clinical trial information are established in the CTR. The CTR establishes a general principle according to which information contained in CTIS shall be made publicly accessible unless confidentiality is justified on grounds of protecting personal data, or commercially confidential information, necessary to protect confidential communications between EU Member States in relation to the preparation of an assessment report, or necessary to ensure effective supervision of the conduct of a clinical trial by EU Member States. This confidentiality exception may be overruled if there is an overriding public interest in disclosure. The publication of data and documents in relation to the conduct of a clinical trial will take place in accordance with specific timelines. The timelines are established by the EMA and are determined based on the documents and the categorization of the clinical trial.

In addition, Regulation No. 1049/2001 on access to documents, or the ATD Regulation, and the related EMA policy 0043 on access to documents, provide for a wide right for EU-based interested parties to submit an access to documents request to the EMA to access certain information held by the EMA. Only very limited information is exempted from disclosure (i.e., commercially confidential information, which is construed increasingly narrowly and protected personal data). It is possible for competitors to access and use this data in their own research and development programs anywhere in the world, once these data are in the public domain.

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

Brexit

The United Kingdom’s, or UK, withdrawal from the EU on January 31, 2020, commonly referred to as Brexit, has changed the regulatory relationship between the UK and the EU. The Medicines and Healthcare products Regulatory Agency, or MHRA, is now the UK’s standalone regulator for medicinal products and medical devices. Great Britain (England, Scotland and Wales) is now a third country to the EU. Northern Ireland will, with regard to EU regulations, continue to follow the EU regulatory rules for now.

The UK regulatory framework in relation to clinical trials is governed by the Medicines for Human Use (Clinical Trials) Regulations 2004, as amended, which is derived from the CTD, as implemented into UK national law through secondary legislation. On January 17, 2022, the MHRA launched an eight-week consultation on reframing the UK legislation for clinical trials, and which aimed to streamline clinical trials approvals, enable innovation, enhance clinical trials transparency, enable greater risk proportionality, and promote patient and public involvement in clinical trials. The UK Government published its response to the consultation on March 21, 2023 confirming that it would bring forward changes to the legislation. These resulting legislative amendments will determine how closely the UK regulations will align with the CTR. In October 2023, the MHRA announced a new Notification Scheme for clinical trials which enables a more streamlined and risk-proportionate approach to initial clinical trial applications for Phase 4 and low-risk Phase 3 clinical trial applications.

Marketing authorizations in the UK are governed by the Human Medicines Regulations (SI 2012/1916), as amended. Since January 1, 2021, an applicant for the EU centralized procedure marketing authorization can no longer be established in the UK. As a result, since this date, companies established in the UK cannot use the EU centralized procedure and instead must follow one of the UK national authorization procedures or one of the remaining post-Brexit international cooperation procedures to obtain a marketing authorization to market products in the UK. All existing EU marketing authorizations for centrally authorized products were automatically converted or grandfathered into UK marketing authorization, effective in Great Britain only, free of charge on January 1, 2021, unless the marketing authorization holder opted-out of this possibility. Northern Ireland currently remains within the scope of EU authorizations in relation to centrally authorized medicinal products. Accordingly, until the Windsor Framework is implemented in Northern Ireland on January 1, 2025, products falling within the scope of the EU centralized procedure can only be authorized through UK national authorization procedures in Great Britain.

The MHRA has also introduced changes to national marketing authorization procedures. This includes introduction of procedures to prioritize access to new medicines that will benefit patients, including a 150-day assessment route, a rolling review procedure and the International Recognition Procedures which entered into application on January 1, 2024. Since January 1, 2024, the MHRA may rely on the International Recognition Procedure, or IRP, when reviewing certain types of marketing authorization applications. This procedure is available for applicants for marketing authorization who have already received an authorization for the same product from a reference regulator. These include the FDA, the EMA, and national competent authorities of individual EEA countries. A positive opinion from the EMA and CHMP, or a positive end of procedure outcome from the mutual recognition or decentralized procedures are considered to be authorizations for the purposes of the IRP.

There is no pre-marketing authorization orphan designation for medicinal products in the UK. Instead, the MHRA reviews applications for orphan designation in parallel to the corresponding marketing authorization application. The criteria are essentially the same as those in the EU, but have been tailored for the market. This includes the criterion that prevalence of the condition in Great Britain, rather than the EU, must not be more than five in 10,000. Upon the grant of a marketing authorization with orphan status, the medicinal product will benefit from up to 10 years of market exclusivity from similar products in the approved orphan indication. The start of this market exclusivity period will be set from the date of first approval of the product in Great Britain.

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

Further, in response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the CMS Innovation Center which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future. On December 7, 2023, the Biden administration announced an initiative to control the price of prescription drugs through the use of march-in rights under the Bayh-Dole Act. On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework. At the state level, legislatures are passing increasing amounts of legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. For example, on January 5, 2024, the FDA approved Florida’s Section 804 Importation Program (SIP) proposal to import certain drugs from Canada for specific state healthcare programs. It is unclear how this program will be implemented, including which drugs will be chosen, and whether it will be subject to legal challenges in the United States or Canada. Other states have also submitted SIP proposals that are pending review by the FDA.

In the EU, pricing and reimbursement schemes vary widely from country to country. Some countries provide that products may be marketed only after a reimbursement price has been agreed. Other EU Member States may approve a specific price for a product, or they may instead adopt a system of direct or indirect controls on the profitability of the company placing the product on the market.

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

Employees and Human Capital Resources

Employees

As of December 31, 2023, we had 9 full-time employees. In addition, we are or have engaged with a number of consultants and companies, including Pharma Partnering in Research & Strategy SAS (“PPRS”), that provide expertise in the key functions involved with the development of our products. None of our employees is subject to a collective bargaining agreement and we consider our relationship with our employees to be good.

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

ITEM 1A. Risk Factors

This Annual Report on Form 10-K contains forward-looking information based on our current expectations. Because our actual results may differ materially from any forward-looking statements that we make or that are made on our behalf, this section includes a discussion of important factors that could affect our actual future results, including, but not limited to, our capital resources, the progress and timing of our clinical programs, the safety and efficacy of our product candidates, risks associated with regulatory filings, risks associated with determinations made by regulatory authorities, the potential clinical benefits and market potential of our product candidates, commercial market estimates, future development efforts, patent protection, effects of healthcare reform, reliance on third parties, and other risks set forth below.

Risks Related to Our Financial Position and Capital Requirements

We have incurred significant losses since our inception. We expect to continue to incur losses over the next several years and may never achieve or maintain profitability.

We are a clinical development-stage biopharmaceutical company. In November 2013, we merged with Sonkei Pharmaceuticals, Inc. (“Sonkei”), and, in February 2014, we acquired Mind-NRG Sarl (“Mind-NRG”), which were also clinical development-stage biopharmaceutical companies. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval or become commercially viable. In August 2022, we submitted a New Drug Application (“NDA”) with the U.S. Food and Drug Administration (“FDA”) for our lead product candidate, roluperidone. The FDA subsequently notified us that they would not accept the file for review, issuing a refusal to file letter (“RTF”) in October 2022. In December 2022, following a Type A meeting held on November 30, 2022, the FDA confirmed the RTF remained in effect with respect to our NDA for roluperidone. On May 1, 2023, we announced that the FDA filed our NDA for roluperidone on April 27, 2023. The decision to file the NDA followed our request for formal dispute resolution and appeal of the October 2022 RTF. On May 8, 2023, we received confirmation from the FDA that the NDA for roluperidone has been assigned a standard review classification, and that the FDA has assigned a Prescription Drug User Fee Act (“PDUFA”) goal date of February 26, 2024. The FDA advised that it identified potential review issues that had been previously cited in the RTF decision letter, which included those discussed at the Type C meeting in March 2022, namely: (i) the potential impact of roluperidone administration on the efficacy and safety of antipsychotic drugs, or more specifically, the psychiatric division (the “Division”) wanted reassurance that those patients administered roluperidone who manifest worsening of schizophrenia symptoms and in the opinion of the clinician/investigators need treatment with antipsychotics, do not experience a diminished benefit of the antipsychotic treatment or unexpected adverse effects; (ii) the comparability of US and non-US schizophrenia patients, or more specifically, the Division wanted to be reassured that data collected in MIN-101C03 in non-US patients is applicable to US patients; (iii) supporting statistical evidence of efficacy of roluperidone on negative symptoms; and (iv) the ability of clinicians to identify patients who might benefit from roluperidone. See also the section titled “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Clinical and Regulatory Updates—Type C Meeting” for more information. While the FDA filed the NDA for roluperidone, we may never succeed in any or all these activities and, even if we do, we may never generate sufficient revenue to achieve profitability.

We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we may never generate product revenue or achieve profitability. Our net loss was $30.0 million and $32.1 million for the fiscal years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, we had an accumulated deficit of approximately $396.8 million.

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

Our operations and the historic operations of Sonkei and Mind-NRG have consumed substantial amounts of cash since inception. As of December 31, 2023, we had cash, cash equivalents, and restricted cash of $41.0 million. We believe that our existing cash, cash equivalents, and restricted cash will be sufficient to meet our cash commitments for at least the next 12 months after the date that the year-end condensed financial statements are issued. The process of drug development can be costly, and the timing and outcomes of clinical trials are uncertain. The assumptions upon which we have based our estimates are routinely evaluated and may be subject to change. The actual amount of our expenditures will vary depending upon a number of factors, including, but not limited to, the design, timing and duration of future clinical trials, the progress of our research and development programs, the infrastructure to support a commercial enterprise, the cost of a commercial product launch, and the level of financial resources available.

We will require additional capital to continue advancing the development, regulatory approval process and potential commercialization of roluperidone and other potential product candidates that we may develop in the future. Because the length of time and activities associated with successful development of product candidates are highly uncertain, we are unable to estimate with certainty the actual funds we will require for development and any approved marketing and commercialization activities. Additional capital may not be available in sufficient amounts or on reasonable terms, if at all, and our ability to raise additional capital may be adversely impacted by global economic conditions, including the recent disruptions to and volatility in the credit and financial markets in the U.S. and worldwide resulting from the COVID-19 pandemic, geopolitical conflicts, such as the war in Ukraine and hostilities in the Middle East, and other factors. Our future funding requirements, both short and long-term, will depend on many factors, including:

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

As a result of our limited resources and development deferral combined with the overall market conditions, we recognized a non-cash charge of $15.2 million as of December 31, 2021 related to the impairment of the intangible asset for MIN-301. We had previously recognized in-process research and development for MIN-301 in conjunction with the acquisition of MIN-301 during 2014. No updates were made in respect of the development of MIN-301 during 2023.

Our ability to use net operating losses (“NOL”) carryforwards may be limited.

Our ability to use our federal and state NOL carryforwards to offset potential future taxable income is dependent upon our generation of future taxable income before the expiration dates of the NOL carryforwards, and we cannot predict with certainty when, or whether, we will generate sufficient taxable income to use all of our NOL carryforwards. As of December 31, 2023, we had approximately $126.2 million of federal net operating losses that will begin to expire in 2036, if not utilized. Of the total federal net operating loss, approximately $104.8 million has an unlimited carryforward and therefore will not expire. As of December 31, 2023, we had approximately $7.7 million of New Jersey and approximately $116.3 million of Massachusetts operating losses that will begin to expire in 2029 and 2037, respectively, if not utilized. Accordingly, certain of our federal and state NOL carryforwards could expire unused and be unavailable to offset future income tax liabilities. Under current law, federal NOL carryforwards generated in taxable years beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such NOL carryforwards is limited to 80% of taxable income. Many states have similar laws.

In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), federal NOL carryforwards may become subject to an annual limitation in the event of certain cumulative changes in our ownership. An “ownership change” pursuant to Section 382 of the Code generally occurs if one or more stockholders or groups of stockholders who own at least 5% of the company’s stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. If substantial changes in ownership have occurred, there could be annual limitations on the amount of NOL carryforwards that can be realized in future periods. It is possible that some or all of our existing or future NOL carryforwards could be limited by the provisions of Section 382 of the Code as a result of future changes in ownership, including as a result of subsequent sales of securities by us or our stockholders. Further, state NOL carryforwards may be similarly limited. Any such disallowances may result in greater tax liabilities than we would incur in the absence of such a limitation and any increased liabilities could adversely affect our business, results of operations, financial condition and cash flow.

Changes in tax laws or tax rulings could materially affect our financial position, results of operations, and cash flows.

The tax regimes we are subject to or operate under, including income and non-income taxes, are unsettled and may be subject to significant change. Changes in tax laws, regulations, or rulings, or changes in interpretations of existing laws and regulations, could materially affect our financial position and results of operations. For example, the Tax Cuts and Jobs Act Tax Act enacted in 2017 (the “Tax Act”) made broad and complex changes to the U.S. tax code, including changes to U.S. federal tax rates, additional limitations on the deductibility of interest, both positive and negative changes to the utilization of future NOL carryforwards, allowing for the expensing of certain capital expenditures, and putting into effect the migration from a “worldwide” system of taxation to a territorial system. Moreover, the IRA provides for a minimum tax equal to 15% of the adjusted financial statement income of certain large corporations, as well as a 1% excise tax on certain share buybacks by public corporations that would be imposed on such corporations. The issuance of additional regulatory or accounting guidance related to the Tax Act or the IRA could materially affect our tax obligations and effective tax rate. In addition, many countries in Europe, as well as a number of other countries and organizations (including the Organization for Economic Cooperation and Development and the European Commission), have recently proposed, recommended, or (in the case of countries) enacted or otherwise become subject to changes to existing tax laws or new tax laws that could significantly increase our tax obligations in the countries where we do business or require us to change the manner in which we operate our business. These proposals, recommendations and enactments include changes to the existing framework in respect of income taxes, as well as new types of non-income taxes (such as taxes based on a percentage of revenue or taxes applicable to digital services) which could apply to our business. These types of changes to the taxation of our activities could increase our worldwide effective tax rate, increase the amount of taxes imposed on our business, and harm our financial position. Such changes may also apply retroactively to our historical operations and result in taxes greater than the amounts estimated and recorded in our financial statements.

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

Whether regulatory approval will be granted is unpredictable and depends upon numerous factors, including the substantial discretion of the regulatory authorities. Moreover, the filing of an application for regulatory approval, including an NDA, or Biologics License Application (“BLA”), a Marketing Authorization Application (“MAA”) in the EEA, or comparable foreign regulatory applications for approval, requires a payment of a significant user fee upon submission. The filing of applications for regulatory approval of our product candidates may be delayed due to our lack of financial resources to pay such user fee.

If, following submission, our application is not accepted for substantive review or approved, the EMA, FDA or other comparable foreign regulatory authorities may require that we conduct additional clinical or pre-clinical trials, provide additional data, manufacture additional validation batches or develop additional analytical tests methods before they will reconsider our application. On October 14, 2022, we received a refusal-to-file communication from the FDA for our NDA submission for roluperidone, our lead product candidate, which decision was confirmed by the FDA in a subsequent Type A meeting. On April 27, 2023, the FDA filed our NDA for roluperidone following our request for formal dispute resolution and appeal of the refusal-to-file letter. On May 8, 2023, we received confirmation from the FDA that our NDA for roluperidone had been assigned a standard review classification and a Prescription Drug User Fee Act (“PDUFA”) goal date of February 26, 2024. The FDA also advised that it identified potential review issues that had been previously cited in the RTF decision letter, which included those discussed at the Type C meeting in March 2022, namely: (i) the potential impact of roluperidone administration on the efficacy and safety of antipsychotic drugs, or more specifically, the Division wanted reassurance that those patients administered roluperidone who manifest worsening of schizophrenia symptoms and in the opinion of the clinician/investigators need treatment with antipsychotics, do not experience a diminished benefit of the antipsychotic treatment or unexpected adverse effects; (ii) the comparability of US and non-US schizophrenia patients, or more specifically, the Division wanted to be reassured that data collected in MIN-101C03 in non-US patients is applicable to US patients; (iii) supporting statistical evidence of efficacy of roluperidone on negative symptoms; and (iv) the ability of clinicians to identify patients who might benefit from roluperidone. See also the section titled “Item 1. Business—Our Clinical-Stage Programs—Clinical and Regulatory Updates—Type C Meeting” for more information. Even though the NDA has been filed by the FDA, the review issues may prevent approval and result in a Complete Response Letter, potentially requiring additional studies. Additional studies and data would impose increased costs and delays in the regulatory approval process, which may require us to expend more resources than we have available. In addition, the EMA, FDA or other comparable foreign regulatory authorities may not consider any additional required trials, data or information that we perform or provide to be sufficient, or we may decide, or be required, to abandon the program.

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

The results of pre-clinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials. Interpretation of results from early, usually smaller, trials that suggest positive trends in some subjects require caution. Results from later stages of clinical trials enrolling more subjects may fail to show the desired safety and efficacy results or otherwise fail to be consistent with the results of earlier trials of the same product candidate. For example, our Phase 3 trial of roluperidone for the treatment of negative symptoms of schizophrenia failed to meet its primary endpoint despite our Phase 2b trial of the same design achieving statistical significance on the same endpoint. Inconsistencies such as this may occur for a variety of reasons, including differences in trial design, trial endpoints (or lack of trial endpoints in exploratory studies), subject population, number of subjects, subject selection criteria, trial duration, drug dosage and formulation or due to the lack of statistical power in the earlier trials. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in advanced clinical trials due to lack of efficacy or unacceptable safety profiles, notwithstanding positive results in earlier trials.

The results of clinical trials conducted at sites outside the United States may not be accepted by the FDA and the results of clinical trials conducted at sites in the United States may not be accepted by comparable foreign regulatory authorities.

We may conduct our future clinical trials outside the United States. Although the FDA may accept data from clinical trials conducted outside the United States, acceptance of this data would be subject to certain conditions imposed by the FDA. For example, the study population must adequately represent the applicable United States population, and the data must be applicable to the American population and medical practice in ways that the FDA deems clinically meaningful. In addition, while clinical trials conducted outside of the United States are subject to the applicable local laws, FDA acceptance of the data from such trials will be dependent upon its determination that the trials were conducted consistent with all applicable United States laws and regulations. There can be no assurance the FDA will accept data from trials conducted outside of the United States as adequate support of an application for regulatory approval, and it is not unusual for the FDA to require some Phase 3 clinical trial data to be generated in the United States. If the FDA does not accept the data from our international clinical trials, it would likely result in the need for additional trials in the United States, which would be costly and time-consuming and could delay or permanently halt the development of one or more of our product candidates. Similar requirements and consequences apply outside the United States in relation to acceptance by for foreign regulatory authorities of data from clinical trials conducted outside their territory.

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
•
difficulties obtaining IRB approval or Ethics Committee positive opinions as part of the decision on the authorization of the clinical trial issued by EU Member States including input from the national competent authorities and Ethics Committee to conduct a trial at a prospective site, or complying with conditions imposed by IRBs, Ethics Committees or comparable foreign regulatory authorities;
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
•
lack of adequate funding; and
•
clinical holds or termination imposed by competent authorities, including national regulatory authorities of EU Member States, the FDA or IRBs or Ethics Committees.

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

Disruptions at the FDA and other government agencies or foreign regulatory authorities caused by funding shortages or global health concerns could negatively impact our business.

The ability of the FDA to review and approve proposed clinical trials or new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory, and policy changes, the FDA’s ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s ability to perform routine functions. Similar considerations are applicable to foreign regulatory authorities.

Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other agencies or comparable foreign regulatory authorities may also slow the time necessary for new product candidates to be reviewed and/or approved, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical employees and stop critical activities.

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

As product candidates are developed through pre-clinical to late stage clinical trials towards approval and commercialization, it is common that various aspects of the development program, such as manufacturing methods and formulation, are altered in an effort to optimize processes and results. Such changes carry the risk that they will not achieve these intended objectives. Any of these changes could cause our product candidates to perform differently and affect the results of planned clinical trials or future clinical trials to be conducted with the altered materials. Such changes may also require additional testing, notification to the FDA or comparable foreign regulatory authorities or approval from the FDA or comparable foreign regulatory authorities. This could delay completion of clinical trials, require the conduct of bridging clinical trials or the repetition of one or more clinical trials, increase clinical trial costs, delay approval of our product candidates and/or jeopardize our ability to commence product sales and generate revenue.

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

Additionally, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Presidential executive orders, Congressional inquiries and proposed federal and proposed and enacted state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. For example, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the U.S. Department of Health and Human Services (“HHS”) released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. Further, on August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 (“IRA”) into law which, among other things, (1) directs HHS to negotiate the price of certain single-source drugs and biologics covered under Medicare and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has and will continue to issue and update guidance as these programs are implemented. These provisions take effect progressively starting in fiscal year 2023. On August 29, 2023, HHS announced the list of the first ten drugs that will be subject to price negotiations, although the Medicare drug price negotiation program is currently subject to legal challenges. It is currently unclear how the IRA will be implemented but is likely to have a significant impact on the pharmaceutical industry. Further, in response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the CMS Innovation Center which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future. Further, on December 7, 2023, the Biden administration announced an initiative to control the price of prescription drugs through the use of march-in rights under the Bayh-Dole Act. On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework. At the state level, legislatures are passing increasing amounts of legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. For example, on January 5, 2024, the FDA approved Florida’s Section 804 Importation Program (SIP) proposal to import certain drugs from Canada for specific state healthcare programs. It is unclear how this program will be implemented, including which drugs will be chosen, and whether it will be subject to legal challenges in the United States or Canada. Other states have also submitted SIP proposals that are pending review by the FDA.

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

In December 2021, Regulation No 2021/2282 on Health Technology Assessment, or HTA, amending Directive 2011/24/EU, was adopted in the EU. This Regulation, which entered into force in January 2022 and will apply as of January 2025, is intended to boost cooperation among EU Member States in assessing health technologies, including new medicinal products, and providing the basis for cooperation at EU level for joint clinical assessments in these areas. The Regulation foresees a three-year transitional period and will permit EU Member States to use common HTA tools, methodologies, and procedures across the EU, working together in four main areas, including joint clinical assessment of the innovative health technologies with the most potential impact for patients, joint scientific consultations whereby developers can seek advice from HTA authorities, identification of emerging health technologies to identify promising technologies early, and continuing voluntary cooperation in other areas. Individual EU Member States will continue to be responsible for assessing non-clinical (e.g., economic, social, ethical) aspects of health technologies, and making decisions on pricing and reimbursement. If we are unable to maintain favorable pricing and reimbursement status in EU Member States for product candidates that we may successfully develop and for which we may obtain regulatory approval, any anticipated revenue from and growth prospects for those products in the EU could be negatively affected. In light of the fact that the United Kingdom has left the EU, Regulation No 2021/2282 on HTA will not apply in the United Kingdom. However, the UK Medicines and Healthcare products Regulation Agency (“MHRA”) is working with UK HTA bodies and other national organizations, such as the Scottish Medicines Consortium (“SMC”), the National Institute for Health and Care Excellence (“NICE”), and the All-Wales Medicines Strategy Group, to introduce new pathways supporting innovative approaches to the safe, timely and efficient development of medicinal products.

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

Because we plan to continue to conduct our clinical trials in Europe, we are exposed to currency fluctuations and exchange rate risks. The costs of our CROs may be incurred in Euros and we may pay them in Euros, or other currencies, however, we expect to keep the substantial portion of our cash, cash equivalents, marketable securities and private placement transactions, in United States Dollars. Therefore, fluctuations in foreign currencies, especially the Euro, could significantly impact our costs of conducting clinical trials. In addition, we may have to seek additional funding earlier than expected, which may not be available on acceptable terms or at all. Changes in the applicable currency exchange rates might negatively affect the profitability and business prospects of the third parties conducting our future clinical trials. This might cause such third parties to demand higher fees or discontinue their operations. These situations could in turn increase our costs or delay our clinical development, which could have a material adverse effect on our business, financial condition and results of operations.

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
•
economic weakness, including inflation, political instability in particular foreign economies and markets, such as the instability caused by geopolitical conflicts including the war in Ukraine and hostilities in the Middle East, or public health issues or pandemics, such as the COVID-19 pandemic;
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

•
increasing obligations and tighter restrictions on privacy and the collection, use, and other processing of personal data, including patient data; and
•
business interruptions resulting from geopolitical actions, including political instability, hostilities, war and terrorism, such as the war in Ukraine and hostilities in the Middle East, or natural disasters including pandemics, earthquakes, typhoons, floods and fires.

If any of these issues were to occur, our business could be materially harmed.

The United Kingdom’s withdrawal from the EU may have a negative effect on global economic conditions, financial markets and our business, which could reduce the price of our common stock.

Following Brexit, the UK and the EU signed a EU-UK Trade and Cooperation Agreement, or TCA, which became provisionally applicable on January 1, 2021 and entered into force on May 1, 2021. This agreement provides details on how some aspects of the UK and EU’s relationship will operate going forwards however there are still uncertainties. The TCA primarily focuses on ensuring free trade between the EU and the UK in relation to goods, including medicinal products. Among the changes that have occurred are that Great Britain (England, Scotland and Wales) is treated as a “third country”, a country that is not a member of the EU and whose citizens do not enjoy the EU right to free movement. Northern Ireland continues to follow many aspects of the EU regulatory rules, particularly in relation to trade in goods. As part of the TCA, the EU and the UK recognize GMP inspections carried out by the other party and the acceptance of official GMP documents issued by the other party. The TCA also encourages, although it does not oblige, the parties to consult one another on proposals to introduce significant changes to technical regulations or inspection procedures. Among the areas of absence of mutual recognition are batch testing and batch release. The UK has unilaterally agreed to accept EU batch testing and batch release. However, the EU continues to apply EU laws that require batch testing and batch release to take place in the EU territory. This means that medicinal products that are tested and released in the UK must be retested and re-released when entering the EU market for commercial use.

As it relates to marketing authorizations, Great Britain has a separate regulatory submission process, approval process and a separate national marketing authorization. Northern Ireland continues, however, to be covered by the marketing authorizations granted by the European Commission. For example, the scope of a marketing authorization for a medicinal product granted by the European Commission or by the competent authorities of EU Member States no longer encompasses Great Britain (England, Scotland and Wales). In these circumstances, a separate marketing authorization granted by the UK competent authorities is required to place medicinal products on the market in Great Britain. Northern Ireland continues, however, to be covered by the marketing authorizations granted by the European Commission.

On February 27, 2023, the UK Government and the European Commission reached a political agreement on the so-called “Windsor Framework”. The Framework is intended to revise the Northern Ireland Protocol to address some of the perceived shortcomings in its operation. The agreement was adopted at the Withdrawal Agreement Joint Committee on March 24, 2023. If the changes are adopted in the form proposed, medicinal products to be placed on the market in the UK will be authorized solely in accordance with UK laws. Northern Ireland would be reintegrated back into a UK-only regulatory environment under the authority of the MHRA with respect to all medicinal products. The implementation of the Windsor Framework would occur in stages, with new arrangements relating to the supply of medicinal products into Northern Ireland anticipated to take effect in 2025.

A significant proportion of the regulatory framework in the UK applicable to medicinal products is currently derived from EU Directives and Regulations. The potential for UK legislation to diverge from EU legislation following Brexit could materially impact the regulatory regime with respect to the development, manufacture, import, approval, and commercialization of our product candidates in the UK or the EU. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies governing clinical trials, our development plans may be impacted.

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

As of December 31, 2023, we had 9 full-time employees. As our development and commercialization plans and strategies develop, we expect to need additional managerial, operational, sales, marketing, financial and other resources. Future growth would impose significant added responsibilities on members of management, including:

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

In addition, any sales of our products or product candidates once commercialized outside the United States will also likely subject us to foreign equivalents of the healthcare laws mentioned above. Outside the United States, interactions between pharmaceutical companies and health care professionals are governed by strict laws such as national anti-bribery laws of European countries, national sunshine rules, regulations, industry self-regulation codes of conduct and physicians’ codes of professional conduct. These laws may include, for instance, the UK Bribery Act 2010 other national anti-corruption legislation related to EU Member States’ adherence to the OECD Convention on Combating Bribery of Foreign Public Officials in International Business Transactions, European Union consumer laws protecting against defective products, including the Product Liability Directive 85/374/EEC, the UK ABPI Code of Practice as well as the French “Bertrand Law” and related Decrees and Ordinances Imposing Transparency requirements on manufacturers in their interactions with French healthcare actors, and comparable requirements in other EU Member States. Failure to comply with these requirements could result in reputational risk, public reprimands, administrative penalties, fines or imprisonment.

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

We are subject to stringent and evolving U.S. and foreign laws, regulations and rules, contractual obligations, policies, industry standards, and other obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation (including class claims) and mass arbitration demands; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; and other adverse business consequences.

In the ordinary course of business, we collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share (collectively, process) personal data and other sensitive data, including proprietary and confidential business data, trade secrets, intellectual property, data we collect about trial participants in connection with clinical trials, sensitive third-party data, and employee data. Our data processing activities may subject us to numerous data privacy and security obligations, such as various laws, regulations, guidance, industry standards, external and internal privacy and security policies, contractual requirements, and other obligations relating to data privacy and security.

In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, and consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act). For example, the federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH”), imposes specific requirements relating to the privacy, security, and transmission of individually identifiable health information. In the past few years, numerous U.S. states—including California, Virginia, Colorado, Connecticut, and Utah—have enacted comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal data. As applicable, such rights may include the right to access, correct, or delete certain personal data, and to opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making. The exercise of these rights may impact our business and ability to provide our products and services. Certain states also impose stricter requirements for processing certain personal data, including sensitive information, such as conducting data privacy impact assessments. These state laws allow for statutory fines for noncompliance. For example, the California Consumer Privacy Act of 2018 as amended by the California Privacy Rights Act of 2020 (“CPRA”) (collectively, “CCPA”) applies to personal data of consumers, business representatives, and employees who are California residents, requires businesses to provide specific disclosures in privacy notices and honor requests of California residents to exercise certain privacy rights, such as those noted below. The CCPA provides for fines of up to $7,500 per intentional violation and allows private litigants affected by certain data breaches to recover significant statutory damages. Although the CCPA and other state laws exempt some data processed in the context of clinical trials, these developments further complicate compliance efforts and increase legal risk and compliance costs for us and the third parties upon whom we rely.

In addition, data privacy and security laws have been proposed at the federal, state, and local levels in recent years, which could further complicate compliance efforts, and we expect more states to pass similar laws in the future.

Outside the United States, an increasing number of laws, regulations, and industry standards apply to data privacy and security, including the European Union’s General Data Protection Regulation (“EU GDPR”) and the United Kingdom’s GDPR (“UK GDPR”) (collectively, “GDPR”), which impose strict requirements for processing personal data. Violators of these laws face significant penalties. For example, under the GDPR, companies may face temporary or definitive bans on data processing and other corrective actions; fines of up to 20 million Euros under EU GDPR / 17.5 million pounds sterling under the UK GDPR or, in each case, 4% of annual global revenue, whichever is greater; or private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests.

The Swiss Federal Act on Data Protection, or the FADP, also applies to the collection and processing of personal data, including health-related information, by companies located in Switzerland, or in certain circumstances, by companies located outside of Switzerland. Compliance with the FADP and its revised ordinances may result in an increase of costs of compliance, risks of noncompliance and penalties for noncompliance.

In the ordinary course of business, we may transfer personal data from Europe and other jurisdictions to the United States or other countries. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the European Economic Area (EEA) and the United Kingdom (UK) have significantly restricted the transfer of personal data to the United States and other countries whose privacy laws it believes are inadequate. Other jurisdictions may adopt similarly stringent interpretations of their data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the United States in compliance with law, such as the EEA standard contractual clauses, the UK’s International Data Transfer Agreement / Addendum, and the EU-U.S. Data Privacy Framework and the UK extension thereto (which allows for transfers to relevant U.S.-based organizations who self-certify compliance and participate in the Framework), these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States.

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

In addition to data privacy and security laws, we are contractually subject to data privacy and security obligations, including industry standards adopted by industry groups and may become subject to new data privacy and security obligations in the future. For example, certain privacy laws require our customers to impose specific contractual restrictions on their service providers. We publish privacy policies, marketing materials and other statements, such as compliance with certain certifications or self-regulatory principles, regarding data privacy and security. If these policies, materials or statements are found to be deficient, lacking in transparency, deceptive, unfair, or misrepresentative of our practices, we may be subject to investigation, enforcement actions by regulators or other adverse consequences.

Obligations related to data privacy and security (and consumers’ data privacy expectations) are quickly changing, becoming increasingly stringent, and creating uncertainty. Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or conflict among jurisdictions. Preparing for and complying with these obligations requires us to devote significant resources. These obligations may necessitate changes to our information technologies, systems, and data processing practices and to those of any third parties that process personal data on our behalf.

We may at times fail (or be perceived to have failed) in our efforts to comply with our data privacy and security obligations. Moreover, despite our efforts, our personnel or third parties upon whom we rely may fail to comply with such obligations, which could negatively impact our business operations and compliance posture. For example, any failure by a third-party processor to comply with applicable law, regulations, or contractual obligations could result in adverse effects, including proceedings against us by governmental entities or others.

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

If our information technology systems, or those of third parties upon which we rely, or our data are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; and other adverse consequences.

In the ordinary course of our business, we and the third parties upon which we rely process proprietary, confidential, and sensitive data, including personal data (such as health-related data and data related to clinical trials), intellectual property, and trade secrets (collectively, sensitive information).

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

We rely upon third-party service providers and technologies to operate critical business systems to process sensitive information in a variety of contexts, including, without limitation, third-party providers of cloud-based infrastructure, encryption and authentication technology, employee email, content delivery to customers, and other functions. We also share or receive sensitive information with or from third parties. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. While we may be entitled to damages if our third-party service providers fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award. In addition, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties’ infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised.

While we have implemented security measures designed to protect against security incidents, there can be no assurance that these measures, or those of the third parties upon whom we rely, will be effective. For example, an external contractor experienced a cyberattack in 2019, which resulted in a disruption to patient recruitment in our Phase 3 clinical trial of roluperidone. We take steps designed to detect, mitigate, and remediate vulnerabilities in our information systems (such as our hardware and/or software, including that of third parties upon which we rely), but we may not be able to detect and remediate all such vulnerabilities including on a timely basis. Further, we may experience delays in developing and deploying remedial measures and patches designed to address identified vulnerabilities. Vulnerabilities could be exploited and result in a security incident.

Any of the previously identified or similar threats could cause a security incident or other interruption that could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to our sensitive information or our information technology systems, or those of the third parties upon whom we rely. A security incident or other interruption could disrupt our ability (and that of third parties upon whom we rely) to provide our services. We may expend significant resources or modify our business activities (including our clinical trial activities) to try to protect against security incidents. Certain data privacy and security obligations may require us to implement and maintain specific security measures, industry-standard or reasonable security measures to protect our information technology systems and sensitive information.

Applicable data privacy and security obligations may require us to notify relevant stakeholders, including affected individuals, customers, regulators, and investors, of security incidents. Such disclosures are costly, and the disclosure or the failure to comply with such requirements could lead to adverse consequences. If we (or a third party upon whom we rely) experience a security incident or are perceived to have experienced a security incident, we may experience adverse consequences. These consequences may include: government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing sensitive information (including personal data); litigation (including class claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; diversion of management attention; interruptions in our operations (including availability of data); financial loss; and other similar harms. Security incidents and attendant consequences may negatively impact our ability to grow and operate our business or disrupt our ability to develop and provide our products and services. In addition to experiencing a security incident, third parties may gather, collect, or infer sensitive information about us from public sources, data brokers, or other means that reveals competitively sensitive details about our organization and could be used to undermine our competitive advantage or market position. Additionally, our sensitive information could be leaked, disclosed, or revealed as a result of or in connection with our employees’, personnel’s, or vendors’ use of generative AI technologies.

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

Moreover, the facilities used by our contract manufacturers to manufacture our products must be approved by the FDA pursuant to inspections that will be conducted after we submit our marketing application to the FDA. Other comparable foreign regulatory authorities have comparable requirements and powers. We, our contract manufacturers, any future collaborators and their contract manufacturers could be subject to periodic unannounced inspections by the FDA or other comparable foreign regulatory authorities, to monitor and ensure compliance with cGMP. Despite our efforts to audit and verify regulatory compliance, one or more of our third-party manufacturing vendors may be found on regulatory inspection by the FDA, competent authorities of EU Member States or other comparable foreign regulatory authorities to be noncompliant with cGMP regulations. While we are ultimately responsible for the manufacture of our product candidates, other than through our contractual arrangements, we do not control the manufacturing process of, and are dependent on, our contract manufacturing partners for compliance with cGMP requirements, for manufacture of both active drug substances and finished drug products. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or other comparable regulatory authorities, we will not be able to secure and/or maintain regulatory approval for their manufacturing facilities. In addition, other than through our contractual agreements, we have limited control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of our product candidates or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our product candidates, if approved.

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

Filing, prosecuting and defending patents on all of our product candidates throughout the world would be prohibitively expensive. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and further, may export otherwise infringing products to territories where we have patent protection, but enforcement is not as strong as that in the United States. These products may compete with our products in jurisdictions where we do not have any issued patents and our patent claims or other intellectual property rights may not be effective or sufficient to prevent them from competing.

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

To our knowledge, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially own approximately 49.2% of our voting stock as of December 31, 2023, including 19.3% held by funds affiliated with Federated Hermes, Inc. (“Federated”) and 18.2% held by BI (as defined below). Accordingly, Federated and BI will have significant influence in determining the outcome of any corporate transaction or other matter submitted to the stockholders for approval, including mergers, consolidations, and the sale of all or substantially all of our assets and other significant corporate actions. Unless full participation of all stockholders takes place in such stockholder meetings, Federated and/or BI may be able to approve such matters itself. This concentration of ownership may (i) delay or deter a change of control of our Company; (ii) deprive stockholders of an opportunity to receive a premium for their common stock as part of a sale of our Company; and (iii) affect the market price and liquidity of our common stock. In conjunction with the Private Placement (as defined below), we provided BI with the right to designate an observer at all meetings of our board of directors and any committee thereof so long as BI holds not less than 10% of shares of our common stock (including shares of common stock issuable upon exercise of pre-funded warrants), unless a change of control of the Company occurs sooner. The interests of our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates may not always coincide with the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders. The effect of these rights and these principal stockholders’ influence may impact the price that investors are willing to pay for our securities. If these principal stockholders sell a substantial number of shares of our common stock in the public market, the market price of our common stock could be adversely impacted. The perception among the public that these sales will occur could also contribute to a decline in the market price of our common stock.

Sales of a substantial number of shares of our common stock by our existing stockholders in the public market could cause our stock price to fall.

Sales of a substantial number of shares of our common stock in the public market could occur at any time. If our existing stockholders sell, or if the market perceives that our existing stockholders intend to sell, substantial amounts of our common stock in the public market, the market price of our common stock could decline significantly. These sales, or the possibility that these sales may occur, might also make it more difficult for us to sell equity securities in the future at a time and price that we deem appropriate. See also the risk factor above titled “Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.”

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

Our management will continue to have broad discretion to use the net proceeds from our public offerings, private placements, warrant exercises and loans and you will be relying on the judgment of our management regarding the application of these proceeds. Our management might not apply our net proceeds in ways that ultimately increase the value of your investment. Because of the number and variability of factors that will determine our use of the remaining net proceeds from our initial public offering, follow-on public offering and other financing transactions, their ultimate use may vary substantially from their currently intended use. If we do not invest or apply the net proceeds from our public offerings, private placements, warrant exercises and loans in ways that enhance stockholder value, we may fail to achieve the expected financial results, which could cause our stock price to decline.

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

Pursuant to our Amended and Restated 2013 Equity Incentive Plan, our management is authorized to grant stock options and other equity-based awards of up to 2,078,917 shares to our employees, directors and consultants. To the extent that new awards are granted and exercised or settled, or we issue additional shares of common stock in the future, our stockholders may experience additional dilution, which could cause our stock price to fall.

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

In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for us because biopharmaceutical companies have experienced significant stock price volatility in recent years. We have and may become the target of securities litigation in the future. The outcome of litigation is necessarily uncertain, and we could be forced to expend significant resources in the defense of such suits, and we may not prevail. Monitoring and defending against legal actions is time-consuming for our management and detracts from management’s ability to fully focus our internal resources on our business activities. In addition, we may incur substantial legal fees and costs in connection with any such litigation. We have not established any reserves for any potential liability relating to any such potential lawsuits. It is possible that we could, in the future, incur judgments or enter into settlements of claims for monetary damages. We currently maintain insurance coverage for some of these potential liabilities. Other potential liabilities may not be covered by insurance, insurers may dispute coverage or the amount of insurance may not be enough to cover damages awarded. In addition, certain types of damages may not be covered by insurance, and insurance coverage for all or certain forms of liability may become unavailable or prohibitively expensive in the future. A decision adverse to our interests on one or more legal matters or litigation could result in the payment of substantial damages, or possibly fines, and could have a material adverse effect on our reputation, financial condition and results of operations.

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

ITEM 1B. Unresolved Staff Comments

None.

ITEM 1C. Cybersecurity

Risk management and strategy

We have implemented and maintain various information security processes designed to identify, assess and manage material risks from cybersecurity threats to our critical computer networks, third party hosted services, communications systems, hardware and software, and our critical data, including intellectual property, confidential information that is proprietary, strategic or competitive in nature, patient data, and data related to our clinical trials (“Information Systems and Data”).

The Company’s information security function and third-party service providers help identify, assess and manage the Company’s cybersecurity threats and risks, including through the use of the Company’s risk assessment process. The Company’s information security function and third-party service providers identify and assess risks from cybersecurity threats by monitoring and evaluating our threat environment and risk profile using various methods including, for example:

•
automated tools;
•
subscribing to reports and services that identify cybersecurity threats;
•
analyzing reports of threats and actors;
•
conducting scans of the threat environment;
•
evaluating our and our industry’s risk profile;
•
evaluating threats reported to us;
•
conducting audits;
•
conducting threat assessments for internal and external threats;
•
conducting vulnerability assessments to identify vulnerabilities; and
•
using external intelligence feeds.

Depending on the environment, we implement and maintain various technical, physical, and organizational measures, processes, standards, and policies designed to manage and mitigate material risks from cybersecurity threats to our Information Systems and Data, including, for example:

•
our incident response plan;
•
incident detection and response processes;
•
a disaster recovery/business continuity plan;
•
encryption of certain data;
•
network security controls;
•
access controls;
•
asset management, tracking and disposal;
•
systems monitoring;
•
employee training;
•
penetration testing;
•
cybersecurity insurance; and
•
outsourced cybersecurity staff.

Our assessment and management of material risks from cybersecurity threats are integrated into the Company’s overall risk management processes. For example, the Company's information security function works with management, including our Chief Operating Officer (“COO”) to prioritize our risk management processes and mitigate cybersecurity threats that are more likely to lead to a material impact to our business.

We use third-party service providers to assist us from time to time to identify, assess, and manage material risks from cybersecurity threats, including for example:

•
our external IT service provider;
•
professional services firms, including legal counsel;
•
cybersecurity consultants;
•
managed cybersecurity service providers; and
•
penetration testing firms.

We use third-party service providers to perform a variety of functions throughout our business, such as application providers, contract research organizations and contract manufacturing organizations. As part of our vendor security due diligence and to manage cybersecurity risks associated with our use of certain vendors, we perform risk assessments on vendors and may include cybersecurity obligations in our contracts with them. Depending on the nature of the services provided, the sensitivity of the Information Systems and Data at issue, and the identity of the provider, our vendor due diligence may involve different levels of assessment designed to help identify cybersecurity risks associated with a provider and we may impose contractual obligations related to cybersecurity on the provider.

For a description of the risks from cybersecurity threats that may materially affect the Company and how they may do so, see our risk factors under Part 1. Item 1A. Risk Factors in this Annual Report on Form 10-K, including:

•
Our business and operations would suffer in the event of system failures; and
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

Governance

Our board of directors addresses the Company’s cybersecurity risk management as part of its general oversight function. The board of directors’ audit committee is responsible for overseeing Company’s cybersecurity risk management processes, including oversight of mitigation of risks from cybersecurity threats.

Our cybersecurity risk assessment and management processes are implemented and maintained by certain Company management, including our COO.

The COO is responsible for managing our information security function and overseeing our third-party information technology service providers. The COO is also responsible for helping to integrate cybersecurity risk considerations into the Company’s overall risk management strategy, communicating key priorities to relevant personnel, and approving budgets. Our outsourced Chief Technology Officer, who has over 20 years in executive-level IT and cybersecurity roles, is responsible for developing and implementing our technology environment and cybersecurity framework, helping the Company prepare for cybersecurity incidents, approving and implementing certain cybersecurity processes, and reviewing security assessments and other security-related reports.

Our cybersecurity incident response plan is designed to escalate certain cybersecurity incidents to members of management depending on the circumstances, including the COO and Chief Financial Officer (“CFO”). The COO and CFO work with the other members of the Company’s incident response team to help the Company mitigate and remediate cybersecurity incidents of which they are notified. In addition, the Company will report to the audit committee of the board of directors for certain cybersecurity incidents.

The audit committee receives periodic updates from the CFO and finance department concerning the Company’s significant cybersecurity threats and risk and the processes the Company has implemented to address them. The audit committee also receives various updates, summaries or presentations related to cybersecurity threats, risk and mitigation.

ITEM 2. Properties

Our principal executive offices are located at 1500 District Avenue, Burlington, MA 01803. We lease this facility, which consists of approximately 491 square feet of office space. The lease is on a month-to-month basis commencing on February 1, 2024, with a monthly payment of $8,697. The term of the previous lease agreements for this space was from July 15, 2022 through January 31, 2024. We believe that our existing facility is sufficient for our current needs for the foreseeable future.

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

Holders of Record

As of the close of business on February 19, 2024, there were approximately 38 holders of record of our common stock, including Cede & Co., a nominee for The Depository Trust Company (“DTC”), which holds shares of our common stock on behalf of an indeterminate number of beneficial owners. All of the shares of common stock held by brokerage firms, banks and other financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC, and are considered to be held of record by Cede & Co. as one stockholder. Because many of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

Securities Authorized for Issuance Under Equity Compensation Plans

Our equity plan information required by this Item is incorporated by reference to the information in Part III, Item 12 of this Annual Report on Form 10-K.

ITEM 6. [Reserved]

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

We are developing roluperidone (f/k/a MIN-101) for the treatment of negative symptoms in patients with schizophrenia and have exclusive rights to develop and commercialize MIN-301 for the treatment of Parkinson’s disease. In addition, we previously co-developed seltorexant (f/k/a MIN-202 or JNJ-42847922) with Janssen Pharmaceutica NV, one of the Janssen Pharmaceutical Companies of Johnson & Johnson (“Janssen”), for the treatment of insomnia disorder and adjunctive treatment of Major Depressive Disorder (“MDD”). In June 2020, we exercised our right to opt out of our agreement with Janssen for the future Phase 3 development and commercialization of seltorexant. Under the terms of the opt-out agreement, we were entitled to collect royalties in the mid-single digits on potential future worldwide sales of seltorexant in certain indications, with no further financial obligations to Janssen. In January 2021, we sold our rights to these potential royalties to Royalty Pharma plc (“Royalty Pharma”) for a $60 million cash payment and up to an additional $95 million in potential milestone payments, subject to completion of Phase 3 trials by Janssen and regulatory approvals. Janssen is currently conducting one Phase 3 study with seltorexant, completed a Phase 3 study during 2023, and discontinued a Phase 3 study during 2022.

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

We have not received any regulatory approvals to commercialize any of our product candidates, and we have not generated any revenue from the sales or license of our product candidates. We routinely evaluate the status of our drug development programs as well as potential strategic options. We have incurred significant operating losses since inception and expect to continue to incur net losses and negative cash flows from operating activities for the foreseeable future in connection with the clinical and regulatory activities associated with advancing our product candidates. As of December 31, 2023 and 2022, we had an accumulated deficit of $396.8 million and $366.8 million, respectively. For the years ended December 31, 2023 and 2022, we recorded net losses of $30.0 million and $32.1 million, respectively.

Clinical and Regulatory Updates

Roluperidone

Phase 1b Clinical Trial (MIN-101C18)

In October 2023, we initiated a clinical trial to evaluate the safety, tolerability, pharmacodynamics and pharmacokinetics of the co-administration of roluperidone and olanzapine in adult subjects with moderate to severe negative symptoms of schizophrenia. The main question this clinical trial aims to answer are the pharmacodynamic and pharmacokinetic effects and safety of the concomitant therapy of roluperidone with an established and widely used antipsychotic. Results from this study are expected to be available in the first quarter of 2024.

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

Type C Meeting

In April 2022, we received the official meeting minutes from the Type C meeting with the FDA held on March 2, 2022, in which the development of roluperidone for the treatment of negative symptoms in schizophrenia was discussed. Four main topics (listed below) were highlighted by the FDA for which they requested input and further clarification from us. Following the meeting, we provided additional data to address:

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

Seltorexant

In June 2020 we exercised our right to opt out of our agreement with Janssen for the future Phase 3 development and commercialization of seltorexant. Under the terms of the opt-out agreement, we were entitled to collect royalties in the mid-single digits on potential future worldwide sales of seltorexant in certain indications, with no further financial obligations to Janssen. In January 2021 we sold our rights to these potential royalties to Royalty Pharma for a $60 million cash payment and up to an additional $95 million in potential milestone payments, subject to completion of Phase 3 trials by Janssen and regulatory approvals. Janssen is currently conducting one Phase 3 study with seltorexant, completed a Phase 3 study during 2023, and discontinued a Phase 3 study during 2022.

As a result of the sale of our rights to potential royalties, we will recognize non-cash interest expense related to the amortization of estimated future royalty payments to Royalty Pharma. Accordingly, for the three and twelve months ended December 31, 2023, we recognized $2.2 million and $8.3 million in non-cash interest expense related to this agreement.

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

MIN-301

In 2021, we made the strategic decision to focus our limited resources on moving forward our lead drug candidate, roluperidone, and deferred the development of MIN-301 until additional resources become available. As a result of our limited resources and development deferral combined with the overall market conditions, we recognized a non-cash charge of $15.2 million as of December 31, 2021 related to the impairment of the intangible asset for MIN-301. We had previously recognized in-process research and development for MIN-301 in conjunction with the acquisition of MIN-301 during 2014. No updates were made in respect of the development of MIN-301 during 2023.

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

The historic direct costs relating to each of our product candidates are summarized as follows (in thousands):

	Year Ended December 31,
	2023	2022
Roluperidone	$11,795	$12,624
MIN-117	—	17
MIN-301	—	—
Total	$11,795	$12,641

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

Net Operating Losses Carryforwards

As of December 31, 2023, we had approximately $126.2 million of federal net operating losses that will begin to expire in 2036, if not utilized. Of the total federal net operating loss, approximately $104.8 million has an unlimited carryforward and therefore will not expire. As of December 31, 2023, we had approximately $7.7 million of New Jersey and approximately $116.3 million of Massachusetts operating losses that will begin to expire in 2029 and 2037, respectively, if not utilized.

Results of Operations

Comparison of the Years Ended December 31, 2023 and December 31, 2022 (in thousands):

	Year Ended December 31,
	2023	2022
Expenses
Research and development	$12,705	$14,649
General and administrative	10,414	10,582
Total expenses	23,119	25,231
Loss from operations	(23,119)	(25,231)

Foreign exchange losses	(40)	(28)
Investment income	1,437	557
Non-cash interest expense for the sale of future royalties	(8,283)	(7,407)
Net loss	$(30,005)	$(32,109)

Research and Development Expenses

Research and development expenses were $12.7 million and $14.6 million for the years ended December 31, 2023 and 2022, respectively, a decrease of $1.9 million. The decrease in research and development expenses was primarily due to lower costs related to the preparation of our NDA for roluperidone, which was submitted during 2022, and lower non-cash stock compensation costs, partially offset by higher compensation expenses. Non-cash stock compensation costs included in research and development expenses were $0.9 million and $2.0 million for the years ended December 31, 2023 and 2022, respectively.

General and Administrative Expenses

General and administrative expenses were $10.4 million and $10.6 million for the years ended December 31, 2023 and 2022, respectively, a decrease of $0.2 million. The decrease in general and administrative expenses was primarily due to lower non-cash stock compensation costs and insurance costs, partially offset by higher professional service fees and compensation expenses. Non-cash stock compensation costs included in general and administrative expenses were $1.1 million and $2.1 million for the years ended December 31, 2023 and 2022, respectively.

Foreign Exchange Losses

Foreign exchange losses were $40 thousand and $28 thousand for the years ended December 31, 2023 and 2022, respectively, an increase of $12 thousand, primarily due to currency movements.

Investment Income

Investment income was $1.4 million and $0.6 million for the years ended December 31, 2023 and 2022, respectively, an increase of approximately $0.8 million, primarily due to higher interest rates.

Non-cash interest expense for the sale of future royalties

Non-cash interest expense for the sale of future royalties was $8.3 million and $7.4 million for the years ended December 31, 2023 and 2022, respectively, an increase of $0.9 million. The increase was primarily due to the amortization of non-cash interest expense for the difference between the balance of the liability related to the sale of future royalties and the estimated amount of future royalties to be received over the royalty period.

Liquidity and Capital Resources

Sources of Liquidity

As of December 31, 2023, we had an accumulated deficit of approximately $396.8 million. We anticipate that we will continue to incur net losses for the foreseeable future as we continue the development and potential commercialization of our product candidates and to support our operations as a public company. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we may never generate product revenue or achieve profitability. As of December 31, 2023, we had approximately $41.0 million in cash, cash equivalents, and restricted cash, which we believe will be sufficient to meet our operating commitments for the next 12 months from the date our financial statements are issued. Our cash requirements primarily relate to expenditures to support the development of roluperidone, which includes advancing the program through the regulatory process.

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

On June 30, 2023, the Private Placement closed and we received aggregate gross proceeds from the Private Placement of $20.0 million. We incurred approximately $0.4 million in offering expenses as of December 31, 2023, which have been included as a component of additional paid-in capital, resulting in net proceeds of $19.6 million as of December 31, 2023.

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

At-the-Market Equity Offering Program

In September 2022, we entered into an Open Market Sale Agreement (the “Sales Agreement”) with Jefferies LLC (“Jefferies”) pursuant to which we may offer and sell, from time to time, through Jefferies, shares of our common stock, by any method permitted by law deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended. During the twelve months ended December 31, 2023, no shares of our common stock were issued or sold under the Sales Agreement. As of December 31, 2023, an aggregate of $22.6 million was eligible for sale pursuant to the Sales Agreement under our effective registration statement on Form S-3 (File No. 333-267424).

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

On January 19, 2021, we entered into an agreement under which Royalty Pharma acquired our royalty interest in seltorexant for an upfront payment of $60 million and up to an additional $95 million in potential milestone payments, contingent upon the achievement of certain clinical, regulatory and commercial milestones for seltorexant by Janssen. Janssen is currently conducting one Phase 3 study with seltorexant, completed a Phase 3 study during 2023, and discontinued a Phase 3 study during 2022.

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

Until such time, if ever, as we can generate substantial revenue from product sales, we expect to finance our cash needs through a combination of equity offerings, debt financings, government or other third party funding, commercialization, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of our common stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Additional debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through government or other third party funding, commercialization, marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us. There can be no assurance that such additional funding, if available, can be obtained on terms acceptable to us, and our ability to raise additional capital may be adversely impacted by global economic conditions, including the recent disruptions to and volatility in the credit and financial markets in the U.S. and worldwide resulting from the COVID-19 pandemic, geopolitical conflicts, such as the war in Ukraine and hostilities in the Middle East, and other factors. If we are unable to obtain additional financing, future operations would need to be scaled back or discontinued. We believe that our existing cash, cash equivalents, and restricted cash will be sufficient to meet our cash commitments for at least the next 12 months after the date that the financial statements are issued. The timing of future capital requirements depends upon many factors including the size and timing of future clinical trials, the timing and scope of any strategic partnering activity and the progress of other research and development activities.

Cash Flows

The tables below set forth our significant sources and uses of cash for the periods.

	Year Ended December 31,
	2023	2022
	(dollars in millions)
Net cash (used in) provided by:
Operating activities	$(14.8)	$(24.6)
Investing activities	—	—
Financing activities	19.6	—
Net increase (decrease) in cash	$4.8	$(24.6)

Net Cash Used in Operating Activities

Net cash used in operating activities of approximately $14.8 million during the year ended December 31, 2023 was primarily due to our net loss of $30.0 million, partially offset by non-cash interest expense for the sale of future royalties of $8.3 million, a $3.1 million decrease in refundable regulatory fees, and stock-based compensation expense of $2.0 million.

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

Net Cash Provided by Investing Activities

Net cash provided by investing activities was zero during the years ended December 31, 2023 and 2022.

Net Cash Provided by Financing Activities

Net cash provided by financing activities of approximately $19.6 million during the year ended December 31, 2023 was primarily due to the net proceeds from the Private Placement closed in June 2023.

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

Impairment of MIN-301 In-process Research and Development Asset

In 2021, we made the strategic decision to focus our limited resources on moving forward our lead drug candidate, roluperidone, and deferred the development of MIN-301 until additional resources become available. As a result of our limited resources and development deferral combined with the overall market conditions, we recognized a non-cash charge of $15.2 million as of December 31, 2021 related to the impairment of the intangible asset for MIN-301. We had previously recognized in-process research and development for MIN-301 in conjunction with the acquisition of MIN-301 during 2014. No updates were made in respect of the development of MIN-301 during 2023.

Goodwill

We test our goodwill for impairment annually, or whenever events or changes in circumstances indicate an impairment may have occurred, by comparing our reporting unit’s carrying value to its fair value. Impairment may result from, among other things, deterioration in the performance of the acquired business, adverse market conditions, adverse changes in applicable laws or regulations and a variety of other circumstances. If we determine that an impairment has occurred, we are required to record a write-down of the carrying value and charge the impairment as an operating expense in the period the determination is made. In evaluating the recoverability of the carrying value of goodwill, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the acquired assets. Changes in strategy or market conditions could significantly impact those judgments in the future and require an adjustment to the recorded balances. We have a single reporting unit, which is the level that the goodwill impairment test is performed. There was no impairment of goodwill for the years ended December 31, 2023 and 2022. As of December 31, 2023, $14.9 million of goodwill was associated with a reporting unit with zero or negative carrying value. As the reporting unit had a positive fair value, there was no impairment associated with this reporting unit.

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

We use a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. We have elected to treat interest and penalties, to the extent they arise, as a component of income taxes. There was no interest or penalties related to income taxes for the years ended December 31, 2023 or 2022. Income tax years beginning in 2019 for federal and state purposes are generally subject to examination by taxing authorities, although net operating losses from all prior years are subject to examinations and adjustments for at least three years following the year in which the tax attributes are utilized.

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

The liability related to sale of future royalties and the related interest expense is based on our current estimates of future royalties expected to be paid over the life of the arrangement. We will periodically assess the expected royalty payments using a combination of internal projections and forecasts from external sources. To the extent our future estimates of royalty payments are greater or less than previous estimates or the estimated timing of such payments is materially different than its previous estimates, we will prospectively recognize related non-cash interest expense. As of December 31, 2023, we estimated the effective annual interest rate to be approximately 10.97%. For example, as of December 31, 2023, a 20% increase in the probability of clinical success of the MDD with insomnia trial would represent a 1.89 percentage points increase in the effective annual interest rate, which would increase the non-cash interest expense and future milestone payments by $37.9 million and $5.2 million, respectively, over the remaining life of the agreement.

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

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Minerva Neurosciences, Inc. and subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, stockholders’ (deficit) equity, and cash flows, for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

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

How We Addressed the Matter in Our Audit

Our testing approach included both consideration of the accounting treatment, and the recognition and valuation of the liability. Our testing of the accounting treatment for the sale of future royalties was performed in the prior years and included the assistance of professionals in our firm having expertise in accounting and evaluated the Company’s conclusions regarding the accounting model applied to the sale of future royalties through consideration of possible alternatives under accounting principles generally accepted in the United States of America.

To test the estimated value of the liability related to the sale of future royalties and the non-cash interest expense, our audit procedures included the following, among others:

•
In the prior years to test the initial recognition of the liability related to the sale of future royalties, with the assistance of our fair value specialists, we:
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

/s/ DELOITTE & TOUCHE LLP

Boston, Massachusetts

February 22, 2024

We have served as the Company’s auditor since 2013.

MINERVA NEUROSCIENCES, INC.

Consolidated Balance Sheets

	December 31,	December 31,
	2023	2022
Assets
Current assets
Cash and cash equivalents	$40,912,575	$36,093,606
Restricted cash	100,000	100,000
Refundable regulatory fee	—	3,117,218
Prepaid expenses and other current assets	989,865	848,117
Total current assets	42,002,440	40,158,941

Equipment, net	10,884	16,326
Capitalized software, net	17,027	42,567
Goodwill	14,869,399	14,869,399
Total assets	$56,899,750	$55,087,233

Liabilities and Stockholders’ (Deficit) Equity
Current liabilities
Accounts payable	$1,805,320	$969,667
Accrued expenses and other current liabilities	1,535,097	407,909
Total current liabilities	3,340,417	1,377,576
Liability related to the sale of future royalties	82,016,823	73,733,876
Total liabilities	85,357,240	75,111,452
Commitments and contingencies (Note 9)

Stockholders’ (deficit) equity
Preferred stock; $.0001 par value; 100,000,000 shares authorized; none issued or outstanding as of December 31, 2023 and 2022, respectively	—	—
Common stock; $.0001 par value; 125,000,000 shares authorized; 6,993,406 and 5,340,193 shares issued and outstanding as of December 31, 2023 and December 31, 2022, respectively	699	534
Additional paid-in capital	368,357,239	346,785,322
Accumulated deficit	(396,815,428)	(366,810,075)
Total stockholders’ (deficit) equity	(28,457,490)	(20,024,219)
Total liabilities and stockholders’ (deficit) equity	$56,899,750	$55,087,233

See accompanying notes to the consolidated financial statements.

MINERVA NEUROSCIENCES, INC.

Consolidated Statements of Operations

	Year Ended December 31,
	2023	2022
Expenses
Research and development	$12,705,253	$14,649,087
General and administrative	10,414,323	10,582,239
Total expenses	23,119,576	25,231,326
Loss from operations	(23,119,576)	(25,231,326)

Foreign exchange losses	(40,235)	(27,741)
Investment income	1,437,405	556,946
Non-cash interest expense for the sale of future royalties	(8,282,947)	(7,406,555)
Net loss	$(30,005,353)	$(32,108,676)

Net loss per share, basic and diluted	$(4.61)	$(6.01)
Weighted average shares outstanding, basic and diluted	6,506,372	5,340,194

See accompanying notes to the consolidated financial statements.

MINERVA NEUROSCIENCES, INC.

Consolidated Statements of Stockholders’ (Deficit) Equity

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-In Capital	Deficit	Total
Balances at January 1, 2022	5,340,196	$534	$342,676,508	$(334,701,399)	$7,975,643
Stock-based compensation	—	—	4,108,819	—	4,108,819
Adjustments due to the rounding impact from the reverse stock split for fractional shares	(3)	—	(5)	—	(5)
Net loss	—	—	—	(32,108,676)	(32,108,676)
Balances at December 31, 2022	5,340,193	$534	$346,785,322	$(366,810,075)	$(20,024,219)
Issuance of common stock and warrants pursuant to a private placement	1,425,000	142	19,999,852	—	19,999,994
Costs related to issuance of common stock and warrants	—	—	(396,293)	—	(396,293)
Vesting of performance-based restricted stock units	228,213	23	(23)	—	—
Stock-based compensation	—	—	1,968,381	—	1,968,381
Net loss	—	—	—	(30,005,353)	(30,005,353)
Balances at December 31, 2023	6,993,406	$699	$368,357,239	$(396,815,428)	$(28,457,490)

See accompanying notes to the consolidated financial statements.

MINERVA NEUROSCIENCES, INC.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(30,005,353)	$(32,108,676)
Adjustments to reconcile net loss income to net cash used in operating activities:
Depreciation and amortization	5,442	—
Amortization of capitalized software	25,540	8,513
Stock-based compensation expense	1,968,381	4,108,819
Non-cash interest expense associated with the sale of future royalties	8,282,947	7,406,555
Changes in operating assets and liabilities
Refundable regulatory fee	3,117,218	(3,117,218)
Prepaid expenses and other current assets	(141,748)	498,242
Accounts payable	835,653	(883,548)
Accrued expenses and other current liabilities	1,127,188	(557,830)
Net cash used in operating activities	(14,784,732)	(24,645,143)

Cash flows from investing activities:
Purchases of equipment	—	(16,326)
Net cash used in investing activities	—	(16,326)

Cash flows from financing activities:
Proceeds from sales of common stock and warrants in private placement	19,999,994	—
Costs paid in connection with private placements	(396,293)	—
Fees paid in connection with the reverse stock split fractional shares	—	(5)
Net cash provided by (used in) financing activities	19,603,701	(5)
Net increase (decrease) in cash, cash equivalents, and restricted cash	4,818,969	(24,661,474)

Cash, cash equivalents, and restricted cash
Beginning of period	36,193,606	60,855,080
End of period	$41,012,575	$36,193,606
Reconciliation of the Condensed Consolidated Statements of Cash Flows to the Condensed Consolidated Balance Sheets
Cash and cash equivalents	$40,912,575	$36,093,606
Restricted cash	100,000	100,000
Total cash, cash equivalents, and restricted cash	$41,012,575	$36,193,606

See accompanying notes to the consolidated financial statements.

MINERVA NEUROSCIENCES, INC.

Notes To Consolidated Financial Statements

December 31, 2023 and 2022

NOTE 1 — NATURE OF OPERATIONS AND LIQUIDITY

Nature of Operations

Minerva Neurosciences, Inc. (“Minerva” or the “Company”) is a clinical-stage biopharmaceutical company focused on the development and commercialization of proprietary product candidates to treat patients suffering from central nervous system diseases. The Company’s lead product candidate is roluperidone (f/k/a MIN-101), a compound the Company is developing for the treatment of negative symptoms in patients with schizophrenia. The Company holds the license to roluperidone from Mitsubishi Tanabe Pharma Corporation (“MTPC”) with the rights to develop, sell and import roluperidone globally, excluding most of Asia. In August 2022, the Company submitted a New Drug Application (“NDA”) with the U.S. Food and Drug Administration (“FDA”) for its lead product candidate, roluperidone, for the treatment of negative symptoms in schizophrenia. In October 2022, the Company received a refusal to file letter (“RTF”) from the FDA for the NDA for roluperidone. Subsequently, the Company requested a formal dispute resolution and appealed the RTF, following which, on April 27, 2023, the FDA filed the Company’s NDA for roluperidone. In May 2023, the FDA confirmed that the NDA for roluperidone was assigned a standard review classification and a Prescription Drug User Fee Act goal date of February 26, 2024. The FDA advised that it identified potential review issues that had been previously cited in the RTF decision letter, which included those discussed at the Type C meeting in March 2022. See the section titled “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Clinical and Regulatory Updates—Type C Meeting” for more information.

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

Liquidity

The accompanying financial statements have been prepared as though the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has limited capital resources and has incurred recurring operating losses and negative cash flows from operations since inception. As of December 31, 2023, the Company had an accumulated deficit of approximately $396.8 million and net cash used in operating activities was approximately $14.8 million during the year ended December 31, 2023. Management expects to continue to incur operating losses and negative cash flows from operations in the future. The Company has financed its operations to date from proceeds from the sale of common stock, warrants, loans, convertible promissory notes, collaboration agreements and royalty sales.

As of December 31, 2023, the Company had cash, cash equivalents, and restricted cash of $41.0 million, which it believes will be sufficient to meet the Company’s operating commitments for the next 12 months from the date its financial statements are issued. The process of drug development can be costly and the timing and outcomes of clinical trials is uncertain. The assumptions upon which the Company has based its estimates are routinely evaluated and may be subject to change. The actual amount of the Company’s expenditures will vary depending upon many factors, including, but not limited to, the design, timing and duration of future clinical trials, the progress of the Company’s research and development programs, the infrastructure to support a commercial enterprise, and the level of financial resources available. The Company can adjust its operating plan spending levels based on the timing of future clinical trials, which are predicated upon adequate funding to complete the trials. The Company routinely evaluates the status of its clinical development programs as well as potential strategic options.

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

Restricted cash

Cash accounts with any type of restriction are classified as restricted. The Company maintained restricted cash balances as collateral for corporate credit cards in the amount of $0.1 million at December 31, 2023 and 2022.

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

Impairment of MIN-301 In-process Research and Development Asset

In 2021, the Company made the strategic decision to focus its limited resources on moving forward its lead drug candidate, roluperidone, and deferred the development of MIN-301 until additional resources become available. As a result of the Company’s limited resources and development deferral combined with the overall market conditions, it recognized a non-cash charge of $15.2 million as of December 31, 2021 related to the impairment of the intangible asset for MIN-301. The Company had previously recognized in-process research and development for MIN-301 in conjunction with the acquisition of MIN-301 during 2014. No updates were made in respect of the development of MIN-301 during 2023.

Stock-based compensation

The Company recognizes compensation cost relating to stock-based payment transactions using a fair-value measurement method, which requires all stock-based payments to employees, including grants of employee stock options, to be recognized in operating results as compensation expense based on fair value over the requisite service period of the awards. The Company determines the fair value of stock-based awards using the Black-Scholes option-pricing model which uses both historical and current market data to estimate fair value. The method incorporates various assumptions such as the risk-free interest rate, expected volatility, expected dividend yield, and expected life of the options. Forfeitures are recorded as they occur instead of estimating forfeitures that are expected to occur. The fair value of restricted stock units (“RSUs”) is equal to the closing price of the Company’s common stock on the date of grant. See Note 7 for information on the Company’s performance-based restricted stock units (“PRSU”) grants.

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

The Company uses a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. The Company has elected to treat interest and penalties, to the extent they arise, as a component of income tax expense. There was no interest or penalties related to income taxes for the years ended December 31, 2023 or 2022. Income tax years beginning in 2019 for federal and state purposes are generally subject to examination by taxing authorities, although net operating losses from all prior years are subject to examinations and adjustments for at least three years following the year in which the tax attributes are utilized.

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

Long-lived assets

The Company reviews the recoverability of all long-lived assets, including the related useful lives, whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset might not be recoverable. If required, the Company compares the estimated undiscounted future net cash flows to the related asset’s carrying value to determine whether there has been an impairment. If an asset is considered impaired, the asset is written down to fair value, which is based either on discounted cash flows or appraised values in the period the impairment becomes known. The Company believes that all long-lived assets are recoverable, and no impairment was deemed necessary at December 31, 2023 and 2022.

Goodwill

The Company tests its goodwill for impairment annually, or whenever events or changes in circumstances indicate an impairment may have occurred, by comparing its reporting unit’s carrying value to its fair value. Impairment may result from, among other things, deterioration in the performance of the acquired business, adverse market conditions, adverse changes in applicable laws or regulations and a variety of other circumstances. If the Company determines that an impairment has occurred, it is required to record a write-down of the carrying value and charge the impairment as an operating expense in the period the determination is made. In evaluating the recoverability of the carrying value of goodwill, the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the acquired assets. Changes in strategy or market conditions could significantly impact those judgments in the future and require an adjustment to the recorded balances. The Company has a single reporting unit, which is the level that the goodwill impairment test is performed. There was no impairment of goodwill for the years ended December 31, 2023 and 2022. As of December 31, 2023, $14.9 million of goodwill was associated with a reporting unit with zero or negative carrying value. As the reporting unit had a positive fair value, there was no impairment associated with this reporting unit.

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

The following tables present information about the Company’s cash equivalents and marketable securities as of December 31, 2023 and 2022, measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value:

	December 31, 2023
	Total	Level 1	Level 2	Level 3
Cash equivalents	$27,351,596	$27,351,596	$—	$—
Total fair value	$27,351,596	$27,351,596	$—	$—

	December 31, 2022
	Total	Level 1	Level 2	Level 3
Cash equivalents	$34,557,146	$34,557,146	$—	$—
Total fair value	$34,557,146	$34,557,146	$—	$—

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

NOTE 3 — ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following:

	Year Ended December 31,
	2023	2022
Research and development costs and other accrued expenses	$777,680	$279,434
Accrued bonus	590,769	14,832
Professional fees	166,648	113,643
Accrued expenses and other current liabilities	$1,535,097	$407,909

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

In June 2023, in connection with the Private Placement (as defined and described in Note 6, Stockholders’ Equity), the Company issued and sold pre-funded warrants exercisable for an aggregate of 575,575 shares of common stock. The purchase price of the pre-funded warrants is $9.99 per share, which was paid to the Company upon issuance of the pre-funded warrants. The exercise price of the pre-funded warrants is $0.01 per share. The pre-funded warrants are exercisable by the holders at any time and do not expire. As the remaining shares underlying the pre-funded warrants are issuable for nominal consideration of $0.01 per share, 575,575 shares of common stock underlying the unexercised pre-funded warrants were considered outstanding for purposes of the calculation of loss per share as of December 31, 2023.

The following table sets forth the computation of basic and diluted loss per share for common stockholders:

	Year Ended December 31,
	2023	2022
Net loss	$(30,005,353)	$(32,108,676)
Weighted average shares of common stock outstanding	6,506,372	5,340,194
Net loss per share of common stock – basic and diluted	$(4.61)	$(6.01)

The following securities outstanding at December 31, 2023 and 2022 have been excluded from the calculation of weighted average shares outstanding as their effect on the calculation of loss per share is antidilutive:

	Year Ended December 31,
	2023	2022
Common stock options	1,157,229	700,929
Performance-based restricted stock units	228,209	456,422
Common stock warrants	5,099	5,099

In April 2023, the Compensation Committee of the Company’s board of directors certified the achievement of a performance condition occurring upon FDA acceptance of the NDA for roluperidone. As a result, 50% of the shares of common stock underlying the PRSUs vested. As of December 31, 2023, 228,213 PRSUs have vested, 20,218 have been cancelled and 228,209 remain outstanding.

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

As royalties are remitted from Janssen to Royalty Pharma, the balance of the Royalty Obligation will be effectively repaid over the life of the co-development and license agreement (the “Agreement”) with Janssen. In order to determine the amortization of the Royalty Obligation, the Company is required to estimate the total amount of future royalty payments to Royalty Pharma over the life of the Agreement. In addition to the $60 million upfront payment, up to an additional $95 million in potential milestone payments will also be recorded as a liability related to the sale of future royalties and amortized as interest expense over the estimated remaining life of the agreement. At execution, the Company’s estimate of this total interest expense resulted in an effective annual interest rate of approximately 10.5%. As of December 31, 2023, the Company estimated the effective annual interest rate to be approximately 10.97%. This estimate contains significant assumptions, which are considered Level 3 fair value inputs, regarding the timing and amount of expected royalty and milestone payments that impact the interest expense that will be recognized over the royalty period. The Company will periodically assess the estimated royalty payments to Royalty Payments from Janssen and to the extent the amount or timing of such payments is materially different than the original estimates, an adjustment will be recorded prospectively to increase or decrease interest expense. There are a number of factors that could materially affect the amount and timing of royalty payments to Royalty Pharma from Janssen, and correspondingly, the amount of interest expense recorded by the Company, most of which are not within the Company’s control. Such factors include, but are not limited to, delays or discontinuation of development of seltorexant, regulatory approval, changing standards of care, the introduction of competing products, manufacturing or other delays, generic competition, intellectual property matters, adverse events that result in regulatory authority imposed restrictions on the use of the drug products, significant changes in foreign exchange rates as the royalties remitted to Royalty Pharma are made in U.S. dollars (“USD”) while the underlying sales of seltorexant will be made in currencies other than USD, the ongoing COVID-19 pandemic, and other events or circumstances that are not currently foreseen. Changes to any of these factors could result in increases or decreases to both royalty revenues and interest expense. Janssen is currently conducting one Phase 3 study with seltorexant, completed a Phase 3 study during 2023, and discontinued a Phase 3 study during 2022.

The following table shows the activity of the Royalty Obligation since the transaction inception through December 31, 2023:

December 31, 2023
Upfront payment from the sale of future royalties	$60,000,000
Non-cash interest expense associated with the sale of future royalties	22,016,823
Liability related to the sale of future royalties	$82,016,823

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

On June 30, 2023, the Private Placement closed and the Company received aggregate gross proceeds from the Private Placement of $20.0 million. The Company incurred approximately $0.4 million in offering expenses as of December 31, 2023, which have been included as a component of additional paid-in capital, resulting in net proceeds of $19.6 million as of December 31, 2023.

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

At-the-Market Equity Offering Program

In September 2022, the Company entered into an Open Market Sale Agreement (the “Sales Agreement”) with Jefferies LLC (“Jefferies”) pursuant to which the Company may offer and sell, from time to time, through Jefferies shares of the Company’s common stock, by any method permitted by law deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended. During the twelve months ended December 31, 2023, no shares of the Company’s common stock were issued or sold under the Sales Agreement. As of December 31, 2023, an aggregate of $22.6 million was eligible for sale pursuant to the Sales Agreement under the Company’s effective registration statement on Form S-3 (File No. 333-267424).

Term Loan Warrants

In connection with the Company’s former Loan and Security Agreement with Oxford Finance LLC and Silicon Valley Bank (the “Lenders”), which provided for term loans to the Company in an aggregate principal amount of up to $15 million in two tranches on January 15, 2016, the Company issued the Lenders warrants to purchase 5,099 shares of common stock at a per share exercise price of $44.13. The warrants were immediately exercisable upon issuance, and other than in connection with certain mergers or acquisitions, will expire on the ten-year anniversary of the date of issuance. The term loans were repaid in August 2018. All related warrants were outstanding and exercisable as of December 31, 2023.

NOTE 7 — STOCK AWARD PLAN AND STOCK-BASED COMPENSATION

In December 2013, the Company adopted the 2013 Equity Incentive Plan (as subsequently amended and restated, the “Plan”), which provides for the issuance of options, stock appreciation rights, stock awards and stock units.

Stock Option Awards

Stock option activity for employees and non-employees for the year ended December 31, 2023 is as follows:

	Shares Issuable Pursuant to Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Terms (years)	Total Intrinsic Value (in thousands)
Outstanding January 1, 2023	700,929	$15.69	8.6	$—

Granted	483,800	$6.52
Exercised	—	$—
Cancelled/Forfeited	(27,500)	$36.60
Outstanding December 31, 2023	1,157,229	$11.36	8.5	$745
Exercisable December 31, 2023	389,767	$22.17	7.0	$213
Available for future grant	362,366

The weighted average grant-date fair value of stock options outstanding on December 31, 2023 was $8.31 per share. Total unrecognized compensation costs related to non-vested stock options at December 31, 2023 were approximately $3.6 million and are expected to be recognized within future operating results over a weighted-average period of 2.9 years. The total intrinsic value of the options exercised during the years ended December 31, 2023 and 2022 was zero.

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

The Company uses the Black-Scholes model to estimate the fair value of stock options granted. For stock options granted during the years ended December 31, 2023 and 2022, the Company utilized the following assumptions:

	Year Ended December 31,
	2023	2022
Expected term (years)	5.50 - 6.25	5.50 - 6.25
Risk free interest rate	4.68% - 4.74%	1.96% - 3.62%
Volatility	115% - 119%	75% - 97%
Dividend yield	0%	0%
Weighted average grant date fair value per share of common stock	$5.67	$3.48

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

The Company used the pre-modification stock options for determining the compensation cost related to the PRSUs as the vesting conditions remain uncertain for the outstanding PRSUs. As of December 31, 2023, the total unrecognized compensation cost related to non-vested pre-modification stock options was zero.

On April 28, 2023, the Compensation Committee of the Company’s board of directors certified the achievement of a performance condition occurring upon FDA acceptance of the NDA for roluperidone. As a result, 50% of the shares of common stock underlying the Company’s PRSUs vested. The remaining PRSUs vest upon roluperidone receiving FDA marketing approval, provided that such approval occurs within five years after the August 6, 2021 grant date. As of December 31, 2023, 228,213 PRSUs have vested, 20,218 have been cancelled, and 228,209 remain outstanding. As a result of the PRSUs vesting, the Company recognized approximately $0.2 million in non-cash compensation expense for the period ending December 31, 2023, representing 50% of the incremental cost of the PRSUs granted under the Exchange Program. The incremental cost was measured as the excess of the fair value of each new PRSU, measured as of the date the new PRSUs were granted, over the fair value of the stock options surrendered in exchange for the new PRSU, measured immediately prior to the cancellation.

The following table presents stock-based compensation expense included in the Company’s consolidated statements of operations:

	Year Ended December 31,
	2023	2022
Research and development	$909,845	$2,007,681
General and administrative	1,058,536	2,101,138
Total	$1,968,381	$4,108,819

NOTE 8 — INCOME TAXES

The provision for federal, foreign and state income taxes for the years ended December 31, 2023 and 2022 are as follows:

Year Ended December 31,
	2023	2022
Current income tax provision (benefit)
Federal	$—	$—
Foreign	—	—
State	—	—
Deferred income tax provision (benefit)
Federal	—	—
Foreign	—	—
State	—	—
Total income tax provision (benefit)	$—	$—

Net deferred tax assets (liabilities) as of December 31, 2023 and 2022 consist of the following:

	Year Ended December 31,
	2023	2022
Deferred tax assets:
Net operating loss carryforwards	$34,490,808	$26,695,408
Research and development tax credits	145,115	145,115
Capitalized research and development costs	27,901,874	29,527,069
Stock-based compensation	8,911,005	10,038,836
Deferred start-up and license costs	3,011,692	3,559,272
Sale of royalties	22,406,996	20,144,095
Total deferred tax assets	96,867,490	90,109,795
Deferred tax asset valuation allowance	(96,867,059)	(90,108,904)
Net deferred tax assets	431	891
Deferred tax liabilities:
Depreciation	(431)	(891)
Total deferred tax liabilities	(431)	(891)
Total	$—	$—

A reconciliation between the Company’s effective tax rate and the federal statutory rate for the years ended December 31, 2023 and 2022 are as follows:

	Year Ended December 31,
	2023	2022
Federal statutory rate	21.00%	21.00%
Permanent differences	(0.57%)	(0.08%)
State income taxes, net of federal benefit	0.00%	0.00%
Valuation allowance	(20.44%)	(20.92%)
Effective tax rate	(0.00%)	0.00%

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical losses and the uncertainty of future taxable income over the periods which the Company will realize the benefits of its net deferred tax assets, management believes it is more likely than not that the Company will not realize the benefits on the balance of its net deferred tax asset and, accordingly, the Company has established a full valuation allowance on its net deferred tax assets. The valuation allowance increased by approximately $6.8 million and $8.8 million during the years ended December 31, 2023 and 2022, respectively.

As of December 31, 2023, the Company had approximately $126.2 million of federal net operating losses that will begin to expire in 2036, if not utilized. Of the total federal net operating loss, approximately $104.8 million has an unlimited carryforward and therefore will not expire. As of December 31, 2023, the Company had approximately $7.7 million of New Jersey and approximately $116.3 million of Massachusetts operating losses that will begin to expire in 2029 and 2037, respectively, if not utilized. As of December 31, 2023, the Company had approximately $0.1 million of federal research and development credits that will begin to expire in 2027, if not utilized.

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. There are currently no pending income tax examinations. The Company’s tax years are still open under statute from 2019 to present.

As of December 31, 2023 and 2022, the Company had no liability recorded for unrecognized tax benefit. The Company classifies penalties and interest expense related to income tax liabilities as an income tax expense. There were no interest and penalties recognized in the statements of operations for the years ended December 31, 2023 and 2022, or accrued on the balance sheets as of December 31, 2023 and 2022.

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

Leases

On October 11, 2022, the Company entered into an office lease agreement with Regus to lease approximately 491 rentable square feet of office space located at 1500 District Avenue, Burlington, MA 01803. In January 2024, the Company renewed the month-to-month lease agreement commencing on February 1, 2024, with a monthly payment of $8,697. The Company has elected to not recognize the lease agreement on the balance sheet as the term of the agreement is 12 months or less.

NOTE 10 — RELATED PARTY TRANSACTIONS

None.

NOTE 11 — SUBSEQUENT EVENTS

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

Our management, with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2023. Based on the evaluation of our disclosure controls and procedures as of December 31, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

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

As of December 31, 2023, our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 Framework). Based on this assessment, our management concluded that, as of December 31, 2023, our internal control over financial reporting was effective based on those criteria. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

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

Part III

ITEM 10. Directors, Executive Officers and Corporate Governance

The information required by this Item 10 will be contained in the sections entitled “Election of Directors,” “Information Regarding the Board and Corporate Governance,” “Executive Officers” and “Delinquent Section 16(a) Reports” appearing in the definitive proxy statement we will file in connection with our 2024 Annual Meeting of Stockholders and is incorporated by reference herein. The information required by this item relating to executive officers may be found in Part I, Item 1 of this report under the heading “Information about our Executive Officers” and is incorporated herein by reference.

We have adopted a Code of Ethics and Business Conduct that applies to all officers, directors and employees, and have posted the text of the policy on our website (http://ir.minervaneurosciences.com/corporate-governance). In addition, we intend to promptly disclose on our website in the future (i) the date and nature of any amendment (other than technical, administrative or other non-substantive amendments) to the policy that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions and relates to any element of the code of ethics definition enumerated in Item 406(b) of Regulation S-K, and (ii) the nature of any waiver, including an implicit waiver, from a provision of the policy that is granted to one of these specified individuals that relates to one or more of the elements of the code of ethics definition enumerated in Item 406(b) of Regulation S-K, the name of such person who is granted the waiver and the date of the waiver.

ITEM 11. Executive Compensation

The information required by this Item 11 will be contained in the sections entitled “Executive Compensation” and “Director Compensation” appearing in the definitive proxy statement we will file in connection with our 2024 Annual Meeting of Stockholders and is incorporated by reference herein.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 will be contained in the sections entitled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” appearing in the definitive proxy statement we will file in connection with our 2024 Annual Meeting of Stockholders and is incorporated by reference herein.

ITEM 13. Certain Relationships and Related Person Transactions, and Director Independence

The information required by this Item 13 will be contained in the sections entitled “Transactions with Related Persons Related Person Transactions Policy and Procedures” appearing in the definitive proxy statement we will file in connection with our 2024 Annual Meeting of Stockholders and is incorporated by reference herein.

ITEM 14. Principal Accounting Fees and Services

The information required by this Item 14 will be contained in the section entitled “Principal Accountant Fees and Services” appearing in the definitive proxy statement we will file in connection with our 2024 Annual Meeting of Stockholders and is incorporated by reference herein.

Part IV

ITEM 15. Exhibits and Financial Statement Schedules

(a)
Documents filed as part of Form 10-K.
(1)
Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2023 and 2022

Consolidated Statements of Operations for the Years Ended December 31, 2023 and 2022

Consolidated Statements of Stockholders’ (Deficit) Equity for the Years Ended December 31, 2023 and 2022

Consolidated Statements of Cash Flows for the Years Ended December 31, 2023 and 2022

Notes to Consolidated Financial Statements

(2)
Schedules

Schedules have been omitted as all required information has been disclosed in the financial statements and related footnotes.

(3)
Exhibits

The following exhibits are filed as part of this Annual Report on Form 10-K or are incorporated herein by reference.

Exhibit No.	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of the Registrant	S-1/A	333-195169	3.1	June 10, 2014

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-36517	3.1	June 17, 2022

3.3	Amended and Restated Bylaws of the Registrant	10-Q	001-36517	3.2	November 4, 2019

4.1	Form of Common Stock Certificate	S-1/A	333-195169	4.1	June 10, 2014

4.2	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	10-K	001-36517	4.2	March 8, 2023

10.1	Share Purchase Agreement between the Registrant, Mind-NRG SA and Various Shareholders dated as of February 11, 2014	S-1	333-195169	10.13	April 9, 2014

10.2†	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers	S-1/A	333-195169	10.1	June 10, 2014

10.3*	License Agreement between Mitsubishi Pharma Corporation and the Registrant f/k/a Cyrenaic Pharmaceuticals, Inc., dated as of August 30, 2007	S-1/A	333-195169	10.2	June 10, 2014

10.4*	Amendment to License Agreement between Mitsubishi Tanabe Pharma Corporation and the Registrant f/k/a Cyrenaic Pharmaceuticals, Inc., dated as of June 16, 2011	S-1/A	333-195169	10.3	June 10, 2014

10.5*	Second Amendment to License Agreement between Mitsubishi Tanabe Pharma Corporation and the Registrant, dated as of January 20, 2014	S-1/A	333-195169	10.4	June 10, 2014

10.6*	License Agreement between Mitsubishi Tanabe Pharma Corporation and the Registrant as successor in interest to Sonkei Pharmaceuticals, Inc., dated as of September 1, 2008	S-1/A	333-195169	10.5	June 10, 2014

10.7*	Amendment to License Agreement between Mitsubishi Tanabe Pharma Corporation and the Registrant, dated as of January 20, 2014	S-1/A	333-195169	10.6	June 10, 2014

10.8*	Co-Development and License Agreement between Janssen Pharmaceutica, N.V. and the Registrant, dated as of February 13, 2014	S-1/A	333-195169	10.7	June 10, 2014

10.9	Form of Securities Purchase Agreement between certain investors referenced therein and the Registrant, dated as of March 13, 2015	8-K	001-36517	10.1	March 18, 2015

10.10	Form of Registration Rights Agreement between certain investors referenced therein and the Registrant, dated as of March 13, 2015	8-K	001-36517	10.3	March 18, 2015

10.11	Second Amendment to License Agreement between Mitsubishi Tanabe Pharma Corporation and the Registrant, dated as of April 21, 2015	10-Q	001-36517	10.5	May 7, 2015

10.12†	Amended and Restated Non-Employee Director Compensation Plan	10-Q	001-36517	10.1	November 7, 2023

10.13	Common Stock Purchase Agreement, dated March 17, 2016, by and between David Kupfer and the Registrant	8-K	001-36517	10.1	March 18, 2016

Exhibit No.	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.14†	Employment Agreement, dated as of August 1, 2016, by and between Mind-NRG SARL and Dr. Remy Luthringer	10-Q	001-36517	10.1	August 4, 2016

10.15†	Employment Agreement, dated as of August 1, 2016, by and between Mind-NRG SARL and Geoffrey Race	10-Q	001-36517	10.2	August 4, 2016

10.16†	Employment Agreement, dated as of August 1, 2016, by and between the Registrant and Frederick Ahlholm	10-Q	001-36517	10.3	August 4, 2016

10.17†	Form of Restricted Stock Unit Agreement under the Amended and Restated 2013 Equity Incentive Plan of the Registrant	8-K	001-36517	10.1	December 16, 2016

10.18†	Form of Option Grant Agreement under the Amended and Restated 2013 Equity Incentive Plan	10-K	001-36517	10.36	March 13, 2017

10.19	Amendment No. 1 to Co-Development and License Agreement dated June 13, 2017, by and between the Registrant and Janssen Pharmaceutica NV	8-K	001-36517	10.1	June 14, 2017

10.20*	Commercial Supply Agreement by and between the Registrant and Catalent Germany Schorndorf GmbH, dated September 18, 2019	10-Q	001-36517	10.1	November 4, 2019

10.21	Open Market Sale Agreement, dated as of September 14, 2022, by and between the Registrant and Jefferies LLC	S-3	333-267424	1.2	September 14, 2022

10.22	Settlement Agreement, dated as of June 24, 2020, by and between the Registrant and Janssen Pharmaceutica, N.V.	10-Q	001-36517	10.2	August 3, 2020

10.23†	Amended and Restated 2013 Equity Incentive Plan	10-Q	001-36517	10.2	November 7, 2023

10.24*	Royalty Purchase Agreement, dated as of January 15, 2021, by and between the Registrant and RPI 2019 Intermediate Finance Trust (redacted)	10-K	001-36517	10.48	March 8, 2021

10.25*	Remy Luthringer Supplemental Retention Benefits Letter Agreement (redacted)	10-Q	001-36517	10.1	May 12, 2021

10.26	First Amendment to the Employment Agreement of Geoff Race by and between Mind-NRG SARL and Geoff Race, effective October 11, 2021	8-K	001-36517	10.1	October 12, 2021

10.27	Amended and Restated Employment Agreement by and between Minerva Neurosciences, Inc. and Frederick Ahlholm, effective October 11, 2021	8-K	001-36517	10.2	October 12, 2021

10.28	First Amendment to the Employment Agreement of Remy Luthringer by and between Mind-NRG SARL and Remy Luthringer, effective December 13, 2022	8-K	001-36517	10.1	December 13, 2022

10.29	Second Amendment to the Employment Agreement of Remy Luthringer by and between Mind-NRG SARL and Remy Luthringer, effective March 6, 2023	10-K	001-36517	10.30	March 8, 2023

10.30	Securities Purchase Agreement, dated June 27, 2023, by and among Minerva Neurosciences, Inc. and the purchasers party thereto	8-K	001-36517	10.1	June 28, 2023

21.1	List of Subsidiaries	10-K	001-36517	21.1	March 1, 2022

Exhibit No.	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith

23.1	Consent of Deloitte & Touche, LLP, independent registered public accounting firm					X

24.1	Power of Attorney (included on the Signature page of this Annual Report on Form 10-K)					X

31.1	Certification of Chief Executive Officer (Principal Executive Officer) pursuant to Section 302 of Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer (Principal Financial Officer) pursuant to Section 302 of Sarbanes-Oxley Act of 2002					X

32.1**	Certification of Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) pursuant to Section 906 of Sarbanes-Oxley Act of 2002					X

97	Incentive Compensation Recoupment Policy					X

101.INS	Inline XBRL Instance Document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X

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

Date: February 22, 2024

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

Signature	Title	Date
/s/ Remy Luthringer, Ph.D.	Executive Chairman and Chief Executive Officer (Principal Executive Officer)	February 22, 2024
Remy Luthringer, Ph.D.

/s/ Frederick Ahlholm	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 22, 2024
Frederick Ahlholm

/s/ Geoffrey Race	President	February 22, 2024
Geoffrey Race

/s/ Hans Peter Hasler	Member of the Board of Directors	February 22, 2024
Hans Peter Hasler

/s/ Jeryl Hilleman	Member of the Board of Directors	February 22, 2024
Jeryl Hilleman

/s/ David Kupfer, MD	Member of the Board of Directors	February 22, 2024
David Kupfer, MD

/s/ Fouzia Laghrissi-Thode, MD	Member of the Board of Directors	February 22, 2024
Fouzia Laghrissi-Thode, MD

/s/ Jan van Heek	Member of the Board of Directors	February 22, 2024
Jan van Heek