Form 10-K/A
period 2023-12-31
Minerva Neurosciences, Inc.
filed 2024-02-26
CIK 1598646

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K/A
(Amendment No.1)

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

EXPLANATORY NOTE
On February 22, 2024, Minerva Neurosciences, Inc. (the “Company”) filed its Annual Report on Form
10-K
for the fiscal year ended December 31, 2023 (the “Form
10-K”).
The sole purpose of this Amendment No. 1 is to correct a typographical error in Exhibit 23.1, Consent of Deloitte & Touche, LLP, independent registered public accounting firm (the “Consent”). The Consent has been amended to reference the correct date of the report of independent registered public accounting firm. The revised Exhibit 23.1 is filed as Exhibit 23.1 attached hereto.
This Amendment speaks as of the filing date of the Form
10-K
and does not reflect events occurring after the filing of the Form
10-K.
No other revisions are being made to the Company’s financial statements or any other disclosure contained in the Form
10-K.
This Amendment is an exhibit-only filing. Except for Exhibit 23.1, this Amendment does not otherwise update any exhibits as originally filed or previously amended.
In addition, as required by Rule
12b-15
under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by the Company’s principal executive officer and principal financial officer are filed herewith as exhibits to this Amendment pursuant to Rule
13a-14(a)
or
15d-14(a)
of the Exchange Act. As no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation
S-K,
paragraphs 3, 4, and 5 of the certifications have been omitted. The Company is not including certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) as no financial statements are being filed with this Amendment.

Part IV
ITEM 15. Exhibits and Financial Statement Schedules
(a)(3) Exhibits
The following documents are filed as a part of this Form
10-K/A:

Exhibit No.	Description of Exhibit

23.1	Consent of Deloitte & Touche, LLP, independent registered public accounting firm

31.1	Certification of Chief Executive Officer (Principal Executive Officer) pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer (Principal Financial Officer) pursuant to Section 302 of Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MINERVA NEUROSCIENCES, INC.

By:	/s/ Remy Luthringer, Ph.D.
Remy Luthringer, Ph.D. Executive Chairman and
Chief Executive Officer (Principal Executive Officer)
Date: February 23, 2024