Form 10-K/A
period 2023-12-31
Minerva Neurosciences, Inc.
filed 2024-04-22
CIK 1598646

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K/A
(Amendment No. 2)

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
The number of shares of Registrant’s Common Stock outstanding as of April 12, 2024 was 6,993,406.
DOCUMENTS INCORPORATED BY REFERENCE
None.

Auditor Firm PCAOB ID: 34	Auditor Name: Deloitte & Touche, LLP	Auditor Location: Boston, Massachusetts

EXPLANATORY NOTE
Minerva Neurosciences, Inc. (the “Company,” “Minerva,” “we,” “us” or “our”) is filing this Amendment No. 2 on Form
10-K/A
(this “Amendment”) to amend our Annual Report on Form
10-K
for the year ended December 31, 2023, originally filed with the Securities and Exchange Commission (the “SEC”) on February 22, 2024 (the “Original
10-K”),
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

Information About Our Directors and Executive Officers.

Board of Directors

The table below sets forth our executive officers and directors as of March 31, 2024. We have also included below a summary of the business experience of each of our directors, including a discussion of the qualifications, attributes and skills that led our Board of Directors (the “Board”) to the conclusion that each of our directors should serve as a director of Minerva.

Name	Age	Term Expires	Position
Dr. Remy Luthringer	63	2025	Chief Executive Officer and Executive Chairman of the Board of Directors
Hans Peter Hasler(1)(2)(3)	68	2024	Director
Jeryl Hilleman(1)	66	2025	Director
Dr. David Kupfer(2)(3)	83	2026	Director
Dr. Fouzia Laghrissi-Thode(2)	61	2025	Director
Jan van Heek(1)	74	2026	Director

(1)	Member of the Audit Committee. Ms. Hilleman serves as Chair of the Audit Committee.
(2)	Member of the Compensation Committee. Dr. Laghrissi-Thode serves as Chair of the Compensation Committee.
(3)	Member of the Nominating and Corporate Governance Committee. Dr. Kupfer serves as Chair of the Nominating and Corporate Governance Committee.

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

Jeryl Hilleman has served on our Board since July 2018. Ms. Hilleman brings extensive experience in life sciences and served as a public company Chief Financial Officer for close to 20 years. Most recently, from June 2014 to

November 2019, Ms. Hilleman served as the Chief Financial Officer of Intersect ENT, Inc., a commercial drug delivery company focusing on patients with ear, nose and throat conditions. Prior to Intersect ENT, Ms. Hilleman served as Chief Financial Officer of other public medical device and life sciences companies. Since July 2018, Ms. Hilleman has served as a member of the board of directors and chair of the audit committee of Novocure Ltd. Since December 2019, Ms. Hilleman has served as a member of the board of directors of SI-Bone and, since April 2021, as a member of the board of directors of HilleVax, Inc., which went public in May 2022. Previously, Ms. Hilleman served as a member of the board of directors and chair of the audit committee of Xenoport, Inc., a publicly-held biopharmaceutical company, from 2005 until it was acquired in 2016, and of Talis Biomedical from February 2021 until June 2022. Ms. Hilleman received a B.A. in History from Brown University and an M.B.A. from the Wharton School at the University of Pennsylvania. Our Board believes that Ms. Hilleman’s extensive experience in the pharmaceutical industry and as a chief financial officer qualifies her to serve on our Board.

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

Jan van Heek has served on our Board since July 2014. Mr. van Heek advises biotechnology and other healthcare companies in commercial strategy development, financing, and business development. He was previously a partner at BioPoint Group, a biotech consulting company. Prior to establishing BioPoint in 2009, Mr. van Heek spent over 18 years at Genzyme Corporation, a Sanofi pharmaceutical company, including as an Executive Vice President and Senior Advisor to the chief executive officer. Mr. van Heek also previously served as a board member and chairman of the Audit Committee of Amarin Corporation, a publicly traded biopharmaceutical company from 2010 to 2023. He was also a board member and chairman of the Audit Committee of ViaCell Corporation, a public company, from 2002 until it was sold to Perkin Elmer Corporation in 2007. He received an M.B.A. from St. Gallen University in Switzerland and an executive degree from Stanford Business School. Our Board believes that Mr. van Heek’s experience in the biotechnology industry and his executive experience, specifically his experience in executive officer positions at other companies in the biotechnology industry, as well as his service on other boards of directors, qualifies him to serve as a member of our Board.

Executive Officers

The table below sets forth information about our executive officers, including their ages as of March 31, 2024. We have also included below a brief summary of the business experience of each of our executive officers.

Name	Age	Position
Dr. Remy Luthringer	63	Chief Executive Officer and Executive Chairman of the Board of Directors
Geoffrey Race	63	President
Frederick Ahlholm	58	SVP, Chief Financial Officer and Secretary

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

The Audit Committee is currently composed of three directors: Ms. Hilleman (Chair), Mr. Hasler and Mr. van Heek. The Board has adopted a written Audit Committee charter that is available on the Company’s website at http://ir.minervaneurosciences.com/corporate-governance.

The Board reviews the definition of independence for Audit Committee members as defined in the listing standards of The Nasdaq Stock Market LLC (“Nasdaq”) on an annual basis, and has determined that Ms. Hilleman and Messrs. Hasler and van Heek are independent (as independence is currently defined in Rule 5605(c)(2)(A) of the Nasdaq listing standards).

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

Code of Ethics

We have adopted a Code of Business Conduct and Ethics (the “Code of Ethics”), which applies to all officers, directors and employees. The Code of Ethics is available on our website at http://ir.minervaneurosciences.com/corporate-governance. Any amendments to the Code of Ethics, or any waivers of its requirements, are expected to be disclosed on our website to the extent required by applicable rules and exchange requirements, including in order to satisfy Item 5.05 of Form 8-K. The reference to our website address here and elsewhere in this proxy statement does not constitute incorporation by reference of the information contained at or available through our website.

ITEM 11.	Executive Compensation

Executive Compensation

Summary Compensation Table

The following table shows for the fiscal years ended December 31, 2023 and 2022, the compensation of the Company’s Chief Executive Officer and the two other most highly compensated executive officers as of December 31, 2023 (collectively, our “named executive officers”).

NAME AND PRINCIPAL POSITION	YEARS	SALARY ($)	BONUS ($)		OPTION AWARDS ($)(1)	ALL OTHER COMPENSATION ($)		TOTAL ($)
Dr. Remy Luthringer	2023	624,100	644,419	(2)	560,511	6,130	(5)	$1,835,160
Chief Executive Officer	2022	600,096	247,540		421,095	5,946		1,274,677

Geoffrey Race	2023	473,094	437,064	(3)	485,739	3,144	(6)	$1,399,041
President	2022	454,898	170,587		214,290	2,978		842,753

Frederick Ahlholm	2023	432,224	281,256	(4)	239,103	12,537	(7)	$965,120
SVP, Chief Financial Officer and Secretary	2022	415,600	140,265		173,550	11,622		741,037

(1)

In accordance with SEC rules, this column reflects the aggregate grant date fair value of the option awards granted during 2023 computed in accordance with Financial Accounting Standard Board Accounting Standards Codification Topic 718 for stock-based compensation transactions (“ASC 718”). Assumptions used in valuing options are described in Note 7 to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on February 22, 2024. The aggregate grant date fair value does not take into account any estimated forfeitures related to service-vesting conditions. These amounts do not reflect the actual economic value that will be realized by the named executive officers upon the vesting or exercise of the stock options, or the sale of the common stock underlying such stock options.

(2)

Represents (1) the annual bonus paid in January 2024, which was 120% of the officer’s annual target bonus for 2023, (2) special cash bonus paid in May 2023 and (3) mid-year discretionary bonus paid in August 2023.

(3)

Represents (1) the annual bonus paid in December 2023, which was 110% of the officer’s annual target bonus for 2023, (2) special cash bonus paid in May 2023 and (3) mid-year discretionary bonus paid in August 2023.

(4)

Represents (1) the annual bonus paid in December 2023, which was 100% of the officer’s annual target bonus for 2023, (2) special cash bonus paid in May 2023 and (3) mid-year discretionary bonus paid in August 2023.

(5)	Represents $6,130 paid in 2023 by the Company for Dr. Luthringer’s life insurance premiums.
(6)	Represents $3,144 paid in 2023 by the Company for Mr. Race’s life insurance premiums.
(7)	Represents $11,550 paid in 2023 by the Company in 401(k) contributions and $987 paid in 2023 by the Company for Mr. Ahlholm’s life insurance premiums.

Outstanding Equity Awards at Fiscal Year-End

The following table shows for the fiscal year ended December 31, 2023, certain information regarding outstanding equity awards at fiscal year-end for the named executive officers.

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Equity Incentive Plan Awards: Number of shares or units of stock that have not vested (#)		Equity Incentive Plan Awards: Market value of shares or units of stock that have not vested ($)
Dr.Remy Luthringer	25,000		—		28.00	10/12/2030	88,076	(4)	541,667	(5)
	27,618	(1)	35,507		6.33	2/15/2032	—		—
	11,250	(2)	33,750		3.11	12/12/2032	—		—
	—		100,450	(3)	6.41	10/3/2033	—		—

Geoffrey Race	17,500		—		28.00	10/12/2030	46,987	(4)	288,970	(5)
	10,938	(1)	14,062		6.33	2/15/2032	—		—
	9,500	(2)	28,500		3.11	12/12/2032	—		—
	—		87,050	(3)	6.41	10/3/2033	—		—

Frederick Ahlholm	10,625		—		28.00	10/12/2030	19,843	(4)	122,034	(5)
	9,844	(1)	12,656		6.33	2/15/2032	—		—
	6,500	(2)	19,500		3.11	12/12/2032	—		—
			42,850	(3)	6.41	10/3/2033	—		—

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

(3)

25% of the shares subject to the option will vest and become exercisable on October 4, 2024 and the balance of the shares vest and become exercisable in a series of twelve equal quarterly installments upon the executive officer’s completion of each quarter of service over the three-year period thereafter.

(4)

Consists of performance-based restricted stock units (“PRSUs”) granted pursuant to our tender offer in August 2021, which vest as follows: (i) 50% of the PRSUs vest upon FDA acceptance of a new drug application for roluperidone, provided that such acceptance is not “over protest” and occurs within three years after the grant date, and (ii) the remaining unvested PRSUs vest upon roluperidone receiving FDA marketing approval, subject, in either case, to the grantee’s continued service through the applicable milestone. The first milestone was achieved on April 28, 2023, and as a result 88,077, 46,987 and 19,843 of the PRSUs vested with respect to each of Dr. Luthringer, Mr. Race and Mr. Ahlholm. The number of PRSUs in the table above represents the remaining PRSUs that vest upon achievement of the second milestone.

(5)	The Company’s stock price, trading on The Nasdaq Capital Market under the symbol “NERV”, was $6.15 as of December 29, 2023.

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

Effective January 1, 2023, Dr. Luthringer is entitled to an annual base salary of $624,100. Dr. Luthringer is also eligible for a discretionary bonus payment for each calendar year of up to 55% of his base salary. Dr. Luthringer is also eligible to participate in the Company’s employee benefit, welfare and other plans generally available to the other similarly situated employees of the Company, as may be maintained by the Company from time to time, and he is eligible for equity awards under the Company’s equity incentive plans, subject to the Company’s discretion.

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

Effective January 1, 2023, Mr. Race was entitled to an annual base salary of $473,094. Mr. Race is also eligible for a discretionary annual bonus payment for each calendar year of up to 50% of his base salary. Mr. Race is also eligible to participate in the Company’s employee benefit, welfare and other plans generally available to the other similarly situated employees of the Company, as may be maintained by the Company from time to time, and he is eligible for equity awards under the Company’s equity incentive plans, subject to the Company’s discretion.

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

Frederick Ahlholm

We entered into an Amended and Restated Employment Agreement with Mr. Ahlholm on October 11, 2021, which replaced and superseded the May 30, 2014 and the August 1, 2016 offer letters between Mr. Ahlholm and us. Mr. Ahlholm’s principal place of work is Waltham, Massachusetts. Effective as of the Amended and Restated Agreement, Mr. Ahlholm was entitled to an annual base salary of $400,000, which increased to $432,224 effective January 1, 2023. Mr. Ahlholm is also eligible to receive a discretionary bonus payment for each calendar year that ends during his employment of up to 45% of his base salary for that calendar year. Mr. Ahlholm is also eligible to participate in the Company’s employee benefit, welfare and other plans generally available to the other similarly situated employees of the Company, and is eligible for equity awards under the Company’s equity incentive plans, subject to the Company’s discretion.

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

Director Compensation

Director Compensation Table

The following table presents the total compensation for each person, other than our Chief Executive Officer, who served as a member of our Board during 2023. Other than as set forth in the table and described more fully below, we did not pay any compensation, reimburse any expense of, make any equity awards or non-equity awards to, or pay any other compensation to any of the non-employee members of our Board in 2023.

Name	Fees Earned or Paid in Cash ($)	Option Awards(1)(2) ($)	Total ($)
Hans Peter Hasler	48,750	78,250	127,000
Jeryl Hilleman	50,000	78,250	128,250
Dr. David Kupfer	47,000	78,250	125,250
Dr. Fouzia Laghrissi-Thode	44,000	78,250	122,250
Jan van Heek	42,500	78,250	120,750
William Doyle(3)	32,250	—	32,250

(1)

In accordance with SEC rules, this column reflects the aggregate grant date fair value of the option awards granted during 2023 computed in accordance with ASC 718. The assumptions we used in valuing the option awards are described in Note 7 to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on February 22, 2024 (as amended by Form 10-K/A). The aggregate grant date fair value does not take into account any estimated forfeitures related to service-vesting conditions. These amounts do not reflect the actual economic value that will be realized by a director upon the vesting of the stock options, the exercise of the stock options or the sale of the common stock underlying such stock options. Pursuant to our non-employee director compensation policy as then in effect, each of our non-employee directors was granted an option to purchase 12,500 shares of our common stock on September 27, 2023 at an exercise price of $7.30 per share.
(2)	As of December 31, 2023, the aggregate number of shares subject to outstanding equity awards held by our non-employee directors who served on our Board during 2023 was:

Name	Stock Options
Hans Peter Hasler	30,000
Jeryl Hilleman	27,500
Dr. David Kupfer	31,249
Dr. Fouzia Laghrissi-Thode	31,249
Jan van Heek	35,556
William F. Doyle(3)	—

(3)	Mr. Doyle resigned from the Board effective May 3, 2023.

Non-Employee Director Compensation Policy

Our Amended and Restated Non-Employee Director Compensation Plan, as adopted by our Board, became effective April 1, 2018 and was amended on July 30, 2023. Under the terms of the plan, as amended, each non-employee director is eligible to receive an annual cash retainer of $35,000 and the non-employee chairperson of the Board is eligible to receive an additional annual cash retainer of $50,000. The Lead Independent Director is eligible to receive an additional annual cash retainer of $10,000. The chairpersons of the Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee are each eligible to receive additional annual cash retainers of $15,000, $12,000 and $8,000, respectively. Other members of the Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee are eligible to receive additional annual cash retainers of $7,500, $6,000 and $4,000, respectively.

Under the terms of the current plan, each newly elected non-employee member of the Board is also eligible to receive a one-time grant of an option to purchase 5,000 shares of common stock promptly following election or appointment to the Board (“New Director Welcome Options”). The New Director Welcome Options vest quarterly over three years, provided that the applicable non-employee director is, as of such vesting date, a non-employee director of the Company.

In addition, each non-employee director is eligible to receive an annual option grant to purchase 12,500 shares of common stock per year (“New Annual Grants”). The New Annual Grants vest in equal quarterly installments over one year, provided that the applicable non-employee director is, as of such vesting date, a non-employee director of the Company.

Our Amended and Restated Non-Employee Director Compensation Plan was further amended on November 29, 2023, which became effective on January 1, 2024. Under the terms of the plan, as most recently amended, each non-employee director is eligible to receive an annual cash retainer of $40,000. The Lead Independent Director is eligible to receive an additional annual cash retainer of $10,000. The chairpersons of the Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee are each eligible to receive additional annual cash retainers of $15,000, $12,250 and $9,500, respectively. Other members of the Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee are eligible to receive additional annual cash retainers of $9,000, $6,000 and $5,000, respectively.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding the ownership of the Company’s common stock as of March 31, 2024 by: (i) each director; (ii) each named executive officer; (iii) all executive officers and directors of the Company as a group; and (iv) all those known by the Company to be beneficial owners of more than five percent of its common stock.

Beneficial ownership of securities is determined according to the rules of the SEC and generally means, with respect to a security, that a person or entity possesses sole or shared voting or investment power of such security, including options and warrants that are currently exercisable or will be exercisable within 60 days of March 31, 2024. Options to purchase shares of our common stock that are exercisable within 60 days of March 31, 2024 are deemed to be beneficially owned by the person holding these options for the purpose of computing percentage ownership of that person, but they are not treated as outstanding for the purpose of computing any other person’s ownership percentage.

This table is based upon information supplied by officers, directors and principal stockholders and Schedules 13G or 13D filed with the SEC. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believe that all persons named in the table have sole voting and investment power with respect to all shares of our common stock beneficially owned by them. Applicable percentages are based on 6,993,406 shares of common stock outstanding as of March 31, 2024, adjusted as required by rules promulgated by the SEC.

Name of Beneficial Owner(1)	Number of Shares of Common Stock Beneficially Owned	Percentage of Ownership
Named Executive Officers and Directors:
Dr. Remy Luthringer(2)	255,446	3.6%
Geoffrey Race(3)	93,200	1.3%
Frederick Ahlholm(4)	47,519	*
Dr. Fouzia Laghrissi-Thode(5)	24,999	*
Dr. David Kupfer(6)	48,935	*
Hans Peter Hasler(7)	25,000	*
Jan van Heek(8)	31,848	*
Jeryl Hilleman(9)	21,375	*
All current executive officers and directors as a group (8 persons)(10)	548,322	7.6%
Greater than 5% Stockholders:
Boehringer Ingelheim International GmbH (11)	1,428,708	19.99%
Funds affiliated with Federated Hermes, Inc.(12)	1,351,275	19.3%
FMR LLC (13)	491,746	7.0%

*	Represents beneficial ownership of less than 1% of our outstanding common stock.
(1)	Unless otherwise noted, the address of each of those listed in the table is c/o Minerva Neurosciences, Inc., 1500 District Avenue, Burlington, MA 01803.
(2)

Consists of (a) 115,825 shares of common stock beneficially owned by Wint2felden Holding SA, a company wholly owned by Dr. Luthringer; (b) 68,994 shares of common stock owned by Dr. Luthringer himself, and (c) options to purchase 70,627 shares of common stock that are exercisable within 60 days of March 31, 2024.

(3)	Consists of (a) 51,324 shares of common stock and (b) options to purchase 41,876 shares of common stock that are exercisable within 60 days of March 31, 2024.
(4)	Consists of (a) 17,518 shares of common stock and (b) options to purchase 30,001 shares of common stock that are exercisable within 60 days of March 31, 2024.
(5)	Consists of options to purchase 24,999 shares of common stock that are exercisable within 60 days of March 31, 2024.
(6)	Consists of (a) 23,936 shares of common stock and (b) options to purchase 24,999 shares of common stock that are exercisable within 60 days of March 31, 2024.
(7)	Consists of (a) 1,250 shares of common stock and (b) options to purchase 23,750 shares of common stock that are exercisable within 60 days of March 31, 2024.
(8)	Consists of (a) 2,542 shares of common stock and (b) options to purchase 29,306 shares of common stock that are exercisable within 60 days of March 31, 2024.
(9)	Consists of (a) 125 shares of common stock and (b) options to purchase 21,250 shares of common stock that are exercisable within 60 days of March 31, 2024.

(10)	Consists of (a) 281,514 shares of common stock and (b) options to purchase 266,808 shares of common stock that are exercisable within 60 days of March 31, 2024.
(11)

This information is based partially on the information reported on the Schedule 13D filed by Boehringer AG (“BI GP”) and Boehringer Ingelheim International GmbH on July 7, 2023. The amount reported consists of (i) 1,275,000 shares of our common stock and (ii) 153,708 shares of our common stock issuable upon exercise of pre-funded warrants. The shares underlying the following pre-funded warrants are excluded from the amount reported above as beneficially owned because they are subject to limitations on exercisability if such exercise would result in Boehringer Ingelheim International GmbH beneficially owning more than 19.99% of our outstanding common stock: 71,517 shares of common stock issuable upon exercise of pre-funded warrants. Boehringer Ingelheim International GmbH is an indirect wholly owned subsidiary of C. H. Boehringer Sohn AG & Co. KG, the General Partner of which is BI GP. BI GP and Boehringer Ingelheim International GmbH may each be deemed to have shared voting and dispositive power over all of the securities held by Boehringer Ingelheim International GmbH. The address of each of BI GP and Boehringer Ingelheim International GmbH is Binger Straße 173, 55216 Ingelheim am Rhein, Germany.

(12)

This information is based partially on the information reported on the Schedule 13G/A filed by Federated Hermes, Inc. (the “Federated Hermes Parent”) on January 18, 2024. The amount reported consists of (i) 605,000 shares of our common stock held by Federated Hermes Kaufmann Small Cap Fund, a portfolio of Federated Hermes Equity Funds (“Federated Hermes Kaufmann Small Cap Fund”); (ii) 725,000 shares of our common stock held by Federated Hermes Kaufmann Fund, a portfolio of Federated Hermes Equity Funds (“Federated Hermes Kaufmann Fund”); and (iii) 21,275 shares of our common stock held by Federated Hermes Kaufmann Fund II, a portfolio of Federated Hermes Insurance Series (“Federated Hermes Kaufmann Fund II” and together with Federated Hermes Kaufmann Small Cap Fund and Federated Hermes Kaufmann Fund, the “Federated Hermes Kaufmann Funds”). In addition to the foregoing shares, as of December 31, 2023, Federated Hermes Kaufmann Small Cap Fund, Federated Hermes Kaufmann Fund and Federated Hermes Kaufmann Fund II held pre-funded warrants to purchase an aggregate of 350,350 shares of our common stock, which are excluded from the amount reported above as beneficially owned because they are subject to limitations on exercisability if such exercise would result in Federated Hermes Kaufmann Funds, in the aggregate, beneficially owning more than 14.99% of our outstanding common stock. The Federated Hermes Kaufmann Funds are managed by Federated Equity Management Company of Pennsylvania and subadvised by Federated Global Investment Management Corp., which are wholly-owned subsidiaries of FII Holdings, Inc., which is a wholly-owned subsidiary of the Federated Hermes Parent. All of the Federated Hermes Parent’s outstanding voting stock is held in the Voting Shares Irrevocable Trust for which Thomas R. Donahue, Ann C. Donahue and J. Christopher Donahue, who are collectively referred to as Federated Trustees, act as trustees. The Federated Hermes Parent’s subsidiaries have the power to direct the vote and disposition of the securities held by the Federated Hermes Kaufmann Funds. The business address of each Federated Trustee is 4000 Ericsson Drive, Warrendale, PA 15086-7561. The address of each of the Federated Hermes Parent and the Federated Hermes Kaufmann Funds is Federated Investors Tower, 1011 Liberty Avenue, Pittsburgh, PA 15222.

(13)

This information is based partially on the information reported on the Schedule 13G filed by FMR LLC on February 9, 2024. Abigail P. Johnson is a Director, the Chairman and the Chief Executive Officer of FMR LLC. Members of the Johnson family, including Abigail P. Johnson, are the predominant owners, directly or through trusts, of Series B voting common shares of FMR LLC, representing 49% of the voting power of FMR LLC. The Johnson family group and all other Series B shareholders have entered into a shareholders’ voting agreement under which all Series B voting common shares will be voted in accordance with the majority vote of Series B voting common shares. Accordingly, through their ownership of voting common shares and the execution of the shareholders’ voting agreement, members of the Johnson family may be deemed, under the Investment Company Act of 1940, to form a controlling group with respect to FMR LLC. The address for FMR LLC is 245 Summer Street, Boston, MA 02210.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides certain information with respect to all of the Company’s equity compensation plans in effect as of December 31, 2023.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, stock appreciation rights, stock awards and restricted stock units (a)(1)	Weighted- average exercise price of outstanding options, stock appreciation rights, stock awards and restricted stock units(2)	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	1,385,438	$11.36	362,366
Equity compensation plans not approved by security holders	—	—	—

Total	1,385,438	$11.36	362,366

(1)	Consists of 1,157,229 shares subject to outstanding options and 228,209 shares subject to outstanding performance-based restricted stock unit awards.
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

Certain Relationships and Related Person Transactions

Other than compensation arrangements for our directors and executive officers, which are described elsewhere in this Amendment to Annual Report on Form 10-K, below is a description of transactions since January 1, 2022 to which the Company was a party or will be a party, in which:

•	the amounts involved exceeded or will exceed $120,000 (or, if less, 1% of the average of our total assets at December 31, 2023 and 2022, as applicable); and

•

any of our directors, executive officers or holders of more than 5% of the company’s capital stock, or any member of the immediate family of, or person sharing the household with, the foregoing persons, had or will have a direct or indirect material interest.

2023 Private Placement

On June 27, 2023, we entered into a securities purchase agreement (the “Securities Purchase Agreement”) with the Federated Hermes Kaufmann Funds and Boehringer Ingelheim International GmbH (collectively, the “Investors”), pursuant to which we agreed to issue and sell to the Investors in a private placement (the “Private Placement”) (i) an aggregate of 1,425,000 shares of our common stock, at a purchase price of $10.00 per share, and (ii) in lieu of additional shares of our common stock, pre-funded warrants to purchase an aggregate of 575,575 shares of common stock, at a purchase price of $9.99 per pre-funded warrant. The price per pre-funded warrant represents the price of $10.00 per share sold in the Private Placement, minus the $0.01 per share exercise price of each such pre-funded warrant. The pre-funded warrants are exercisable at any time after their original issuance and will not expire until exercised in full. The Private Placement closed on June 30, 2023, as a result of which we received aggregate net proceeds of approximately $19.6 million after deducting offering expenses of approximately $0.4 million payable by us.

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

Immediately prior to the closing of the Private Placement, the Federated Hermes Kaufmann Funds were the beneficial owners of, in the aggregate, more than 5% of our capital stock. Boehringer Ingelheim International GmbH became a beneficial owner of more than 5% of our capital stock through the Private Placement. For more information regarding the Investors’ beneficial ownership, see “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” above.

Pursuant to the Securities Purchase Agreement, in connection with the Private Placement, Boehringer Ingelheim International GmbH has the right to designate an observer to attend, subject to certain exceptions, meetings of the Board and its committees, until the earlier of (i) the occurrence of a Change of Control and (ii) the date that it and its affiliates collectively hold less than 10% of our common stock (which shall be calculated by including in the amount of common stock held by Boehringer Ingelheim International GmbH and its affiliates any shares of common stock issuable upon exercise of any portion of the pre-funded warrant issued to such Investor and not yet exercised). Boehringer Ingelheim International GmbH designated a board observer on August 29, 2023.

Arrangement with PPRS Research, Inc.

Dr. Jay B. Saoud, the Company’s former Senior Vice President, Head of Research and Development, provides part-time consulting services to PPRS Research, Inc., where he serves as Head of Biometrics, Pharmacokinetics, and Medical Writing. In 2022 and 2023, the Company paid PPRS Research, Inc. approximately $2.9 million and $2.1 million, respectively, for program and project management services, including research and development services and coordination with investigators and contract research organizations.

Transition, Separation, and Consulting Agreement with Dr. Jay B. Saoud

Dr. Saoud resigned from the position of Senior Vice President, Head of Research and Development, effective September 15, 2021. In connection with his resignation, Dr. Saoud and the Company entered into a Transition, Separation, and Consulting Agreement, as amended by that certain First Amendment effective July 1, 2022, that certain Second Amendment effective January 1, 2023, that certain Third Amendment effective July 1, 2023, that certain Fourth Amendment effective August 4, 2023, and that certain Fifth Amendment effective April 1, 2024, pursuant to which Dr. Saoud continued providing services as a consultant to the Company from September 15, 2021. Dr. Saoud’s consulting services will end on December 31, 2024, subject to termination or renewal. Effective as of January 1, 2023 and through March 15, 2023, Dr. Saoud was entitled to receive $24,000 for up to fifteen hours of consulting services per week for a four-week period. Effective March 16, 2023 and through March 31, 2024, Dr. Saoud was entitled to receive $27,000 for up to fifteen hours of consulting services per week for a four-week period. Effective April 1, 2024 and through December 31, 2024, Dr. Saoud will be entitled to receive $30,000 for up to fifteen hours of consulting services per week for a four-week period. In the event that Dr. Saoud performs more than fifteen hours of consulting services per week, the Company will pay Dr. Saoud $550 per hour for the period from April 1, 2024 through December 31, 2024.

In 2022 and 2023, the Company paid Dr. Saoud approximately $603,000 and $541,000, respectively, for consulting services.

Compensation Arrangements and Equity Awards for Executive Officers and Directors

We have employment arrangements with our executive officers that, among other things, provide for certain change in control benefits, as well as severance benefits for executive officers. For a description of these agreements with our named executive officers, see “Executive Compensation.”

We have granted stock options and performance-based restricted stock units to our executive officers and our directors. For a description of these equity awards to our named executive officers and directors, see “Item 11. Executive Compensation.”

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

Principal Accountant Fees and Services

The following table presents the aggregate fees billed to the Company for the fiscal years ended December 31, 2023 and 2022, by Deloitte & Touche LLP, the Company’s principal accountant.

	Fiscal Year
	2023	2022
Audit fees(1)	$616,360	$559,415
Audit-related fees(2)	$—	$60,970
Tax fees	$—	$—
All other fees(3)	$—	$1,895
Total fees	$616,360	$622,280

(1)

For both fiscal years ended December 31, 2023 and 2022, audit fees represent fees for audit services rendered in connection with the audit of our consolidated financial statements, as well as fees associated with reviews of documents filed with the SEC, our Annual Report on Form 10-K and our quarterly consolidated financial statements included in our Quarterly Reports on Form 10-Q. For the fiscal year ended December 31, 2023, audit fees also include those associated with the filing of a registration statements on Form S-3, and the delivery of related consents.

(2)	For fiscal year ended December 31, 2022, included in audit-related fees are those associated with the royalty sale accounting consultations.
(3)	For fiscal year ended December 31, 2022, included in all other fees are fees related to access to the Deloitte Accounting Research Tool.

All services described above were pre-approved by the Audit Committee.

In connection with the audit of the 2023 consolidated financial statements, the Company entered into an engagement agreement with Deloitte & Touche LLP that sets forth the terms by which Deloitte & Touche LLP will perform audit services for the Company.

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

(a)(3) Exhibits

The exhibits required to be filed as part of this report are listed in the Exhibit List attached hereto and are incorporated herein by reference.

Exhibit No.	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of the Registrant	S-1/A	333-195169	3.1	June 10, 2014

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-36517	3.1	June 17, 2022

3.3	Amended and Restated Bylaws of the Registrant	10-Q	001-36517	3.2	November 4, 2019

4.1	Form of Common Stock Certificate	S-1/A	333-195169	4.1	June 10, 2014

4.2	Form of Pre-Funded Warrant (June 2023)	8-K	001-36517	4.1	June 28, 2023

4.3	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	10-K	001-36517	4.2	March 8, 2023

10.1	Share Purchase Agreement between the Registrant, Mind-NRG SA and Various Shareholders dated as of February 11, 2014	S-1	333-195169	10.13	April 9, 2014

10.2†	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers	S-1/A	333-195169	10.1	June 10, 2014

10.3*	License Agreement between Mitsubishi Pharma Corporation and the Registrant f/k/a Cyrenaic Pharmaceuticals, Inc., dated as of August 30, 2007	S-1/A	333-195169	10.2	June 10, 2014

10.4*	Amendment to License Agreement between Mitsubishi Tanabe Pharma Corporation and the Registrant f/k/a Cyrenaic Pharmaceuticals, Inc., dated as of June 16, 2011	S-1/A	333-195169	10.3	June 10, 2014

Exhibit No.	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.5*	Second Amendment to License Agreement between Mitsubishi Tanabe Pharma Corporation and the Registrant, dated as of January 20, 2014	S-1/A	333-195169	10.4	June 10, 2014

10.6*	License Agreement between Mitsubishi Tanabe Pharma Corporation and the Registrant as successor in interest to Sonkei Pharmaceuticals, Inc., dated as of September 1, 2008	S-1/A	333-195169	10.5	June 10, 2014

10.7*	Amendment to License Agreement between Mitsubishi Tanabe Pharma Corporation and the Registrant, dated as of January 20, 2014	S-1/A	333-195169	10.6	June 10, 2014

10.8*	Co-Development and License Agreement between Janssen Pharmaceutica, N.V. and the Registrant, dated as of February 13, 2014	S-1/A	333-195169	10.7	June 10, 2014

10.9	Form of Securities Purchase Agreement between certain investors referenced therein and the Registrant, dated as of March 13, 2015	8-K	001-36517	10.1	March 18, 2015

10.10	Form of Registration Rights Agreement between certain investors referenced therein and the Registrant, dated as of March 13, 2015	8-K	001-36517	10.3	March 18, 2015

10.11	Second Amendment to License Agreement between Mitsubishi Tanabe Pharma Corporation and the Registrant, dated as of April 21, 2015	10-Q	001-36517	10.5	May 7, 2015

10.12†	Amended and Restated Non-Employee Director Compensation Plan					X

10.13	Common Stock Purchase Agreement, dated March 17, 2016, by and between David Kupfer and the Registrant	8-K	001-36517	10.1	March 18, 2016

10.14†	Employment Agreement, dated as of August 1, 2016, by and between Mind-NRG SARL and Dr. Remy Luthringer	10-Q	001-36517	10.1	August 4, 2016

10.15†	Employment Agreement, dated as of August 1, 2016, by and between Mind-NRG SARL and Geoffrey Race	10-Q	001-36517	10.2	August 4, 2016

10.16†	Employment Agreement, dated as of August 1, 2016, by and between the Registrant and Frederick Ahlholm	10-Q	001-36517	10.3	August 4, 2016

10.17†	Form of Restricted Stock Unit Agreement under the Amended and Restated 2013 Equity Incentive Plan of the Registrant	8-K	001-36517	10.1	December 16, 2016

10.18†	Form of Option Grant Agreement under the Amended and Restated 2013 Equity Incentive Plan	10-K	001-36517	10.36	March 13, 2017

10.19	Amendment No. 1 to Co-Development and License Agreement dated June 13, 2017, by and between the Registrant and Janssen Pharmaceutica NV	8-K	001-36517	10.1	June 14, 2017

Exhibit No.	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.20*	Commercial Supply Agreement by and between the Registrant and Catalent Germany Schorndorf GmbH, dated September 18, 2019	10-Q	001-36517	10.1	November 4, 2019

10.21	Open Market Sale Agreement, dated as of September 14, 2022, by and between the Registrant and Jefferies LLC	S-3	333-267424	1.2	September 14, 2022

10.22	Settlement Agreement, dated as of June 24, 2020, by and between the Registrant and Janssen Pharmaceutica, N.V.	10-Q	001-36517	10.2	August 3, 2020

10.23†	Amended and Restated 2013 Equity Incentive Plan	10-Q	001-36517	10.2	November 7, 2023

10.24*	Royalty Purchase Agreement, dated as of January 15, 2021, by and between the Registrant and RPI 2019 Intermediate Finance Trust (redacted)	10-K	001-36517	10.48	March 8, 2021

10.25*	Remy Luthringer Supplemental Retention Benefits Letter Agreement (redacted)	10-Q	001-36517	10.1	May 12, 2021

10.26	First Amendment to the Employment Agreement of Geoff Race by and between Mind-NRG SARL and Geoff Race, effective October 11, 2021	8-K	001-36517	10.1	October 12, 2021

10.27	Amended and Restated Employment Agreement by and between Minerva Neurosciences, Inc. and Frederick Ahlholm, effective October 11, 2021	8-K	001-36517	10.2	October 12, 2021

10.28	First Amendment to the Employment Agreement of Remy Luthringer by and between Mind-NRG SARL and Remy Luthringer, effective December 13, 2022	8-K	001-36517	10.1	December 13, 2022

10.29	Second Amendment to the Employment Agreement of Remy Luthringer by and between Mind-NRG SARL and Remy Luthringer, effective March 6, 2023	10-K	001-36517	10.30	March 8, 2023

10.30	Securities Purchase Agreement, dated June 27, 2023, by and among Minerva Neurosciences, Inc. and the purchasers party thereto	8-K	001-36517	10.1	June 28, 2023

21.1	List of Subsidiaries	10-K	001-36517	21.1	March 1, 2022

23.1	Consent of Deloitte & Touche, LLP, independent registered public accounting firm	10-K/A	001-36517	23.1	February 26, 2024

24.1	Power of Attorney (included on the Signature page of this Annual Report on Form 10-K)	10-K	001-36517	24.1	February 22, 2024

31.1	Certification of Chief Executive Officer (Principal Executive Officer) pursuant to Section 302 of Sarbanes-Oxley Act of 2002	10-K	001-36517	31.1	February 22, 2024

Exhibit No.	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith

31.2	Certification of Chief Financial Officer (Principal Financial Officer) pursuant to Section 302 of Sarbanes-Oxley Act of 2002	10-K	001-36517	31.2	February 22, 2024

31.3	Certification of Chief Executive Officer (Principal Executive Officer) pursuant to Section 302 of Sarbanes-Oxley Act of 2002					X

31.4	Certification of Chief Financial Officer (Principal Financial Officer) pursuant to Section 302 of Sarbanes-Oxley Act of 2002					X

32.1**	Certification of Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) pursuant to Section 906 of Sarbanes-Oxley Act of 2002	10-K	001-36517	32.1	February 22, 2024

97	Incentive Compensation Recoupment Policy	10-K	001-36517	97	February 22, 2024

101.INS	Inline XBRL Instance Document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X

†	Indicates management contract or compensatory plan or arrangement.
*	Certain portions of this exhibit (indicated by asterisks) have been omitted because they are both not material and are the type that the Registrant treats as private or confidential.
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

Date: April 22, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Remy Luthringer, Ph.D. Remy Luthringer, Ph.D.	Executive Chairman and Chief Executive Officer (Principal Executive Officer)	April 22, 2024

/s/ Frederick Ahlholm Frederick Ahlholm	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	April 22, 2024

/s/ Geoffrey Race Geoffrey Race	President	April 22, 2024

* Hans Peter Hasler	Member of the Board of Directors	April 22, 2024

* Jeryl Hilleman	Member of the Board of Directors	April 22, 2024

* David Kupfer, M.D.	Member of the Board of Directors	April 22, 2024

* Fouzia Laghrissi-Thode, M.D.	Member of the Board of Directors	April 22, 2024

* Jan van Heek	Member of the Board of Directors	April 22, 2024

* By:	/s/ Frederick Ahlholm
Frederick Ahlholm
Attorney-in-fact