Form 10-Q
period 2024-03-31
Minerva Neurosciences, Inc.
filed 2024-05-01
CIK 1598646

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

The number of shares of Registrant’s Common Stock, $0.0001 par value per share, outstanding as of April 26, 2024 was 6,993,406.

Unless the context suggests otherwise, references in this Quarterly Report on Form 10-Q, or Quarterly Report, to “Minerva,” “the Company,” “we,” “us,” and “our” refer to Minerva Neurosciences, Inc. and, where appropriate, its subsidiaries.

This Quarterly Report on Form 10-Q contains forward-looking statements. These forward-looking statements reflect our plans, estimates and beliefs. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “would” and similar expressions intended to identify forward-looking statements. Forward-looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Because of these risks and uncertainties, the forward-looking events and circumstances discussed in this report may not transpire. These risks and uncertainties include, but are not limited to, the risks included in this Quarterly Report on Form 10-Q under Part II, Item IA, “Risk Factors” and in our Annual Report on Form 10-K for the year ended December 31, 2023 under Part I, Item IA, “Risk Factors.”

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

PART I – Financial Information

Item 1 – Financial Statements

MINERVA NEUROSCIENCES, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
	2024	2023
Assets
Current assets
Cash and cash equivalents	$34,818,304	$40,912,575
Restricted cash	100,000	100,000
Prepaid expenses and other current assets	702,546	989,865
Total current assets	35,620,850	42,002,440

Equipment, net	9,524	10,884
Capitalized software, net	10,642	17,027
Goodwill	14,869,399	14,869,399
Total assets	$50,510,415	$56,899,750

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	$1,435,568	$1,805,320
Accrued expenses and other current liabilities	1,395,227	1,535,097
Total current liabilities	2,830,795	3,340,417
Liability related to the sale of future royalties	84,267,066	82,016,823
Total liabilities	87,097,861	85,357,240
Commitments and contingencies (Note 8)

Stockholders’ deficit
Preferred stock; $0.0001 par value; 100,000,000 shares authorized; none issued or outstanding as of March 31, 2024 and December 31, 2023	—	—
Common stock; $0.0001 par value; 125,000,000 shares authorized; 6,993,406 shares issued and outstanding as of March 31, 2024 and December 31, 2023	699	699
Additional paid-in capital	368,796,088	368,357,239
Accumulated deficit	(405,384,233)	(396,815,428)
Total stockholders’ deficit	(36,587,446)	(28,457,490)
Total liabilities and stockholders’ deficit	$50,510,415	$56,899,750

See accompanying notes to condensed consolidated financial statements.

MINERVA NEUROSCIENCES, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Expenses
Research and development	$4,167,287	$2,653,553
General and administrative	2,514,676	2,694,965
Total expenses	6,681,963	5,348,518
Loss from operations	(6,681,963)	(5,348,518)

Foreign exchange gains (losses)	5,493	(8,686)
Investment income	357,908	364,218
Non-cash interest expense for the sale of future royalties	(2,250,243)	(1,977,426)
Net loss	$(8,568,805)	$(6,970,412)

Net loss per share, basic and diluted	$(1.13)	$(1.31)
Weighted average shares outstanding, basic and diluted	7,568,981	5,340,193

See accompanying notes to condensed consolidated financial statements.

MINERVA NEUROSCIENCES, INC.

Condensed Consolidated Statements of Stockholders’ Deficit

(Unaudited)

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-In Capital	Deficit	Total
Balances at January 1, 2023	5,340,193	$534	$346,785,322	$(366,810,075)	$(20,024,219)
Stock-based compensation	—	—	376,459	—	376,459
Net loss	—	—	—	(6,970,412)	(6,970,412)
Balances at March 31, 2023	5,340,193	$534	$347,161,781	$(373,780,487)	$(26,618,172)

Balances at January 1, 2024	6,993,406	$699	$368,357,239	$(396,815,428)	$(28,457,490)
Stock-based compensation	—	—	438,849	—	438,849
Net loss	—	—	—	(8,568,805)	(8,568,805)
Balances at March 31, 2024	6,993,406	$699	$368,796,088	$(405,384,233)	$(36,587,446)

See accompanying notes to condensed consolidated financial statements.

MINERVA NEUROSCIENCES, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(8,568,805)	$(6,970,412)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,360	1,360
Amortization of capitalized software	6,385	6,385
Stock-based compensation expense	438,849	376,459
Non-cash interest expense associated with the sale of future royalties	2,250,243	1,977,426
Changes in operating assets and liabilities
Refundable regulatory fee	—	3,117,218
Prepaid expenses and other current assets	287,319	252,072
Accounts payable	(369,752)	(8,669)
Accrued expenses and other current liabilities	(139,870)	1,132,754
Net cash used in operating activities	(6,094,271)	(115,407)

Cash flows from investing activities:
Net cash provided by investing activities	—	—

Cash flows from financing activities:
Net cash provided by financing activities	—	—
Net decrease in cash, cash equivalents and restricted cash	(6,094,271)	(115,407)

Cash, cash equivalents and restricted cash
Beginning of period	41,012,575	36,193,606
End of period	$34,918,304	$36,078,199
Reconciliation of the Condensed Consolidated Statements of Cash Flows to the Condensed Consolidated Balance Sheets
Cash and cash equivalents	$34,818,304	$35,978,199
Restricted cash	100,000	100,000
Total cash, cash equivalents and restricted cash	$34,918,304	$36,078,199

See accompanying notes to condensed consolidated financial statements.

MINERVA NEUROSCIENCES, INC.

Notes to Condensed Consolidated Financial Statements

As of March 31, 2024 and for the Three Months Ended March 31, 2024 and 2023

(Unaudited)

NOTE 1 — NATURE OF OPERATIONS AND LIQUIDITY

Nature of Operations

Minerva Neurosciences, Inc. (“Minerva” or the “Company”) is a clinical-stage biopharmaceutical company focused on the development and commercialization of proprietary product candidates to treat patients suffering from central nervous system diseases. The Company’s lead product candidate is roluperidone, a compound the Company is developing for the treatment of negative symptoms in patients with schizophrenia. The Company previously submitted a New Drug Application (“NDA”) with the U.S. Food and Drug Administration (“FDA”) for roluperidone for the treatment of negative symptoms in schizophrenia in August 2022. On February 26, 2024, the FDA issued a Complete Response Letter regarding such NDA for roluperidone.

The Company also has exclusive rights to develop and commercialize MIN-301, a compound for the treatment of Parkinson’s disease. In addition, Minerva previously co-developed seltorexant with Janssen Pharmaceutica NV (“Janssen”) for the treatment of insomnia disorder and adjunctive treatment of Major Depressive Disorder (“MDD”). During 2020, Minerva exercised its right to opt out of the joint development agreement with Janssen for the future development of seltorexant. As a result, the Company was entitled to collect royalties in the mid-single digits on potential future worldwide sales of seltorexant in certain indications, with no further financial obligations to Janssen. In January 2021, the Company sold its rights to these potential royalties to Royalty Pharma plc (“Royalty Pharma”) for a $60 million up front payment and up to an additional $95 million in potential future milestone payments.

Liquidity

The accompanying interim condensed consolidated financial statements have been prepared as though the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has limited capital resources and has incurred recurring operating losses and negative cash flows from operations since inception. As of March 31, 2024, the Company had an accumulated deficit of approximately $405.4 million and net cash used in operating activities was approximately $6.1 million during the three months ended March 31, 2024. Management expects to continue to incur operating losses and negative cash flows from operations in the future. The Company has financed its operations to date from proceeds from the sale of common stock, warrants, loans, convertible promissory notes, collaboration agreements and royalty sales.

As of March 31, 2024, the Company had cash, cash equivalents, and restricted cash of $34.9 million, which it believes will be sufficient to meet the Company’s operating commitments for the next 12 months from the date its financial statements are issued. The process of drug development can be costly and the timing and outcomes of clinical trials is uncertain. The assumptions upon which the Company has based its estimates are routinely evaluated and may be subject to change. The actual amount of the Company’s expenditures will vary depending upon many factors, including, but not limited to, the design, timing and duration of future clinical trials, the progress of the Company’s research and development programs, the infrastructure to support a commercial enterprise, and the level of financial resources available. The Company can adjust its operating plan spending levels based on the timing of future clinical trials, which are predicated upon adequate funding to complete the trials. The Company routinely evaluates the status of its clinical development programs as well as potential strategic options.

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

Further, if the Company does not satisfy The Nasdaq Capital Market continued listing requirements, its common stock may be subject to delisting, which could impact the Company’s ability to complete additional equity financings on terms acceptable to the Company. On April 10, 2024, the Company received a deficiency letter from The Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that for the last 31 consecutive business days, the market value of listed securities (“MVLS requirement”) for its common stock had been below the minimum MVLS requirement of $35 million pursuant to Nasdaq Listing Rule 5550(b)(2). In accordance with the listing rules of Nasdaq, the Company has been provided with a grace period of 180 calendar days, or until October 7, 2024, to regain compliance. If the Company does not regain compliance within the grace period, the Company expects that Nasdaq would provide notice that its securities are subject to delisting.

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim reporting and the requirements of the Securities and Exchange Commission (“SEC”) in accordance with Regulation S-X, Rule 8-03. Under those rules, certain notes and financial information that are normally required for annual financial statements can be condensed or omitted. In the opinion of the Company’s management, the accompanying financial statements contain all adjustments (consisting of items of a normal and recurring nature) necessary to present fairly the financial position as of March 31, 2024, the results of operations for the three months ended March 31, 2024 and 2023 and cash flows for the three months ended March 31, 2024 and 2023. The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the full year. The consolidated balance sheet as of December 31, 2023 was derived from the audited annual financial statements. The accompanying unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2023 included in the Company’s Annual Report on Form 10-K filed with the SEC on February 22, 2024.

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

Restricted cash

Cash accounts with any type of restriction are classified as restricted. The Company maintained restricted cash balances as collateral for corporate credit cards in the amount of $0.1 million at each of March 31, 2024 and December 31, 2023.

Recent accounting pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board and are adopted by the Company as of the specified effective date. The Company believes that the impact of recently issued, but not yet adopted, accounting pronouncements will not have a material impact on the condensed consolidated financial statements or do not apply to the Company.

NOTE 3 — ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following:

	March 31, 2024	December 31, 2023
Research and development costs and other accrued expenses	$496,403	$777,680
Accrued severance	379,234	—
Accrued bonus	363,650	590,769
Professional fees	119,814	166,648
Vacation pay	36,126	—
Accrued expenses and other current liabilities	$1,395,227	$1,535,097

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

In June 2023, in connection with the Private Placement (as defined and described in Note 6, Stockholders’ Deficit), the Company issued and sold pre-funded warrants exercisable for an aggregate of 575,575 shares of common stock. The purchase price of the pre-funded warrants was $9.99 per share, which was paid to the Company upon issuance of the pre-funded warrants. The exercise price of the pre-funded warrants is $0.01 per share. The pre-funded warrants are exercisable by the holders at any time and do not expire. As the remaining shares underlying the pre-funded warrants are issuable for nominal consideration of $0.01 per share, 575,575 shares of common stock underlying the unexercised pre-funded warrants were considered outstanding for purposes of the calculation of loss per share as of March 31, 2024.

The following table sets forth the computation of basic and diluted loss per share for common stockholders:

	Three Months Ended March 31,
	2024	2023
Net loss	$(8,568,805)	$(6,970,412)
Weighted average shares of common stock outstanding	7,568,981	5,340,193
Net loss per share of common stock – basic and diluted	$(1.13)	$(1.31)

The following securities outstanding at March 31, 2024 and 2023 have been excluded from the calculation of weighted average shares outstanding as their effect on the calculation of loss per share is antidilutive:

	Three Months Ended March 31,
	2024	2023
Common stock options	1,115,357	700,929
Performance-based restricted stock units	228,209	456,422
Common stock warrants	5,099	5,099

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

As royalties are remitted from Janssen to Royalty Pharma, the balance of the Royalty Obligation will be effectively repaid over the life of the co-development and license agreement (the “Agreement”) with Janssen. In order to determine the amortization of the Royalty Obligation, the Company is required to estimate the total amount of future royalty payments to Royalty Pharma over the life of the Agreement. In addition to the $60 million upfront payment, up to an additional $95 million in potential milestone payments will also be recorded as a liability related to the sale of future royalties and amortized as interest expense over the estimated remaining life of the agreement. At execution, the Company’s estimate of this total interest expense resulted in an effective annual interest rate of approximately 10.5%. As of March 31, 2024, the Company estimated the effective annual interest rate to be approximately 10.97%. This estimate contains significant assumptions, which are considered Level 3 fair value inputs, regarding the timing and amount of expected royalty and milestone payments that impact the interest expense that will be recognized over the royalty period. The Company will periodically assess the estimated royalty payments to Royalty Payments from Janssen and to the extent the amount or timing of such payments is materially different than the original estimates, an adjustment will be recorded prospectively to increase or decrease interest expense. There are a number of factors that could materially affect the amount and timing of royalty payments to Royalty Pharma from Janssen, and correspondingly, the amount of interest expense recorded by the Company, most of which are not within the Company’s control. Such factors include, but are not limited to, delays or discontinuation of development of seltorexant, regulatory approval, changing standards of care, the introduction of competing products, manufacturing or other delays, generic competition, intellectual property matters, adverse events that result in regulatory authority imposed restrictions on the use of the drug products, significant changes in foreign exchange rates as the royalties remitted to Royalty Pharma are made in U.S. dollars (“USD”) while the underlying sales of seltorexant will be made in currencies other than USD and other events or circumstances that are not currently foreseen. Changes to any of these factors could result in increases or decreases to both royalty revenues and interest expense. Janssen is currently conducting one Phase 3 study with seltorexant, completed a Phase 3 study during 2023, and discontinued a Phase 3 study during 2022.

The following table shows the activity of the Royalty Obligation since the transaction inception through March 31, 2024:

March 31, 2024
Upfront payment from the sale of future royalties	$60,000,000
Non-cash interest expense associated with the sale of future royalties	24,267,066
Liability related to the sale of future royalties	$84,267,066

NOTE 6 — STOCKHOLDERS’ DEFICIT

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

On June 30, 2023, the Private Placement closed and the Company received aggregate gross proceeds from the Private Placement of $20.0 million. The Company incurred approximately $0.4 million in offering expenses during 2023, which were included as a component of additional paid-in capital, resulting in net proceeds of $19.6 million from the Private Placement.

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

At-the-Market Equity Offering Program

In September 2022, the Company entered into an Open Market Sale Agreement (the “Sales Agreement”) with Jefferies LLC (“Jefferies”) pursuant to which the Company may offer and sell, from time to time, through Jefferies shares of the Company’s common stock, by any method permitted by law deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended. During the three months ended March 31, 2024, no shares of the Company’s common stock were issued or sold under the Sales Agreement. As of March 31, 2024, an aggregate of $22.6 million was eligible for sale pursuant to the Sales Agreement under the Company’s effective registration statement on Form S-3 (File No. 333-267424).

Term Loan Warrants

In connection with the Company’s former Loan and Security Agreement with Oxford Finance LLC and Silicon Valley Bank (the “Lenders”), which provided for term loans to the Company in an aggregate principal amount of up to $15 million in two tranches on January 15, 2016, the Company issued the Lenders warrants to purchase 5,099 shares of common stock at a per share exercise price of $44.13. The warrants were immediately exercisable upon issuance, and other than in connection with certain mergers or acquisitions, will expire on the ten-year anniversary of the date of issuance. The term loans were repaid in August 2018. All related warrants were outstanding and exercisable as of March 31, 2024.

NOTE 7 — STOCK AWARD PLAN AND STOCK-BASED COMPENSATION

In December 2013, the Company adopted the 2013 Equity Incentive Plan (as subsequently amended and restated, the “Plan”), which provides for the issuance of options, stock appreciation rights, stock awards and stock units.

Stock Option Awards

Stock option activity for employees and non-employees for the three months ended March 31, 2024 is as follows:

	Shares Issuable Pursuant to Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Terms (years)	Total Intrinsic Value (in thousands)
Outstanding January 1, 2024	1,157,229	$11.36	8.5	$745

Granted	—	$—
Exercised	—	$—
Cancelled/Forfeited	(41,872)	$7.02
Outstanding March 31, 2024	1,115,357	$11.52	8.3	$—
Exercisable March 31, 2024	450,498	$20.06	7.0	$—
Available for future grant	404,238

The weighted average grant-date fair value of stock options outstanding on March 31, 2024 was $8.41 per share. Total unrecognized compensation costs related to non-vested stock options at March 31, 2024 were approximately $2.9 million and are expected to be recognized within future operating results over a weighted-average period of 2.9 years.

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

The Company uses the Black-Scholes model to estimate the fair value of stock options granted. There were no stock options granted during the three months ended March 31, 2024 and 2023.

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

The Company used the pre-modification stock options for determining the compensation cost related to the PRSUs as the vesting conditions remain uncertain for the outstanding PRSUs. All expense related to the non-vested pre-modification stock options was fully recognized as of December 31, 2023.

On April 28, 2023, the Compensation Committee of the Company’s board of directors certified the achievement of a performance condition occurring upon FDA acceptance of the NDA for roluperidone. As a result, 50% of the shares of common stock underlying the Company’s PRSUs vested and the Company recognized approximately $0.2 million in non-cash compensation expense, representing 50% of the incremental cost of the PRSUs granted under the Exchange Program. The incremental cost was measured as the excess of the fair value of each new PRSU, measured as of the date the new PRSUs were granted, over the fair value of the stock options surrendered in exchange for the new PRSU, measured immediately prior to the cancellation. The remaining PRSUs vest upon roluperidone receiving FDA marketing approval, provided that such approval occurs within five years after the August 6, 2021 grant date. As of March 31, 2024, 228,213 PRSUs have vested, 20,218 have been cancelled, and 228,209 remain outstanding.

The following table presents stock-based compensation expense included in the Company’s consolidated statements of operations:

	Three Months Ended March 31,
	2024	2023
Research and development	$192,385	$184,727
General and administrative	246,464	191,732
Total	$438,849	$376,459

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with our condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our annual audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2023 as filed with the Securities and Exchange Commission on February 22, 2024. This discussion and analysis contains forward-looking statements that involve significant risks and uncertainties. Our actual results, performance or experience could differ materially from what is indicated by any forward-looking statement due to various important factors, risks and uncertainties, including, but not limited to, those set forth under “Risk Factors” included elsewhere in this Quarterly Report on Form 10-Q.

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

We are developing roluperidone for the treatment of negative symptoms in patients with schizophrenia and have exclusive rights to develop and commercialize MIN-301 for the treatment of Parkinson’s disease. In addition, we previously co-developed seltorexant with Janssen Pharmaceutica NV, one of the Janssen Pharmaceutical Companies of Johnson & Johnson (“Janssen”), for the treatment of insomnia disorder and adjunctive treatment of Major Depressive Disorder (“MDD”). In June 2020, we exercised our right to opt out of our agreement with Janssen for the Phase 3 development of seltorexant and as a result, we were entitled to collect royalties in the mid-single digits on potential future worldwide sales of seltorexant in certain indications, with no further financial obligations to Janssen. In January 2021, we sold our rights to these potential royalties to Royalty Pharma plc (“Royalty Pharma”) for a $60 million cash payment and up to an additional $95 million in potential future milestone payments, subject to completion of Phase 3 trials by Janssen and regulatory approvals.

In August 2022, we submitted a New Drug Application (“NDA”) with the U.S. Food and Drug Administration (“FDA”) for our lead product candidate, roluperidone, for the treatment of negative symptoms in schizophrenia. On February 26, 2024, the FDA issued a Complete Response Letter regarding our NDA for roluperidone.

We have not received any regulatory approvals to commercialize any of our product candidates, and we have not generated any revenue from the sales or license of our product candidates. We routinely evaluate the status of our drug development programs as well as potential strategic options. We have incurred significant operating losses since inception and expect to continue to incur net losses and negative cash flows from operating activities for the foreseeable future in connection with the clinical and regulatory activities associated with advancing our product candidates. As of March 31, 2024 and December 31, 2023, we had an accumulated deficit of $405.4 million and $396.8 million, respectively. For the three months ended March 31, 2024 and 2023, we recorded net losses of $8.6 million and $7.0 million, respectively.

Clinical and Regulatory Updates

Complete Response Letter

On February 26, 2024, the FDA issued a Complete Response Letter (“CRL”) to our NDA for roluperidone for the treatment of negative symptoms in patients with schizophrenia. In the CRL, the FDA cited the following clinical deficiencies:

•
Although one study (MIN-101C03) demonstrated statistical significance on the primary efficacy endpoint, it is insufficient on its own to establish substantial evidence of effectiveness.
•
The NDA submission lacks data on concomitant antipsychotic administration.
•
The NDA submission lacks data needed to establish that the change in negative symptoms of schizophrenia with roluperidone treatment was clinically meaningful.
•
The submitted safety database included an inadequate number of subjects exposed to roluperidone at the proposed dose (64 mg) for at least 12 months.

To address these deficiencies, the FDA stated that we must submit at least one additional positive, adequate, and well-controlled study to support the safety and effectiveness of roluperidone for the treatment of negative symptoms. We must also provide additional data to demonstrate the safety and efficacy of roluperidone co-administered with antipsychotic medications, to support the observed effect on negative symptoms with roluperidone treatment corresponds to a clinically meaningful change, and to demonstrate the long-term safety of the proposed dose.

In addition to the clinical deficiencies described above, the FDA also provided comments on, among other items, clinical pharmacology, product quality, biopharmaceutics, and nonclinical issues.

Phase 1b Clinical Trial (MIN-101C18)

In the first quarter of 2024, we completed a clinical trial initiated in October 2023 to evaluate the safety, tolerability, pharmacodynamics and pharmacokinetics of the co-administration of roluperidone and olanzapine in adult subjects with moderate to severe negative symptoms of schizophrenia. This clinical trial (NCT06107803) was designed to investigate the pharmacodynamic and pharmacokinetic effects and safety of the concomitant therapy of roluperidone with an established and widely used antipsychotic.

Preliminary Results

We enrolled 17 patients for this study who received at least one dose of roluperidone at 64 mg. Out of the 17 patients enrolled, 13 patients completed all 17 days of daily dosing. Two patients withdrew consent after enrollment, one patient was discontinued due to a major protocol deviation, and one was discontinued due to a treatment-unrelated serious adverse event. We observed no new safety signals during the study, with few treatment-emergent adverse events (TEAEs), most of which were mild and all resolved without sequelae. We observed no emergent clinically significant electrocardiogram or laboratory abnormalities during the study. We observed no symptomatic worsening during the administration of roluperidone alone (7 days) or when administered in combination with olanzapine at 10 mg (10 days). The study demonstrated that pharmacokinetic interactions between the two drugs were not relevant.

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

Foreign Exchange Gains (Losses)

Foreign exchange gains (losses) are comprised primarily of gains and (losses) on foreign currency transactions primarily related to research and development expenses. We incur certain expenses, primarily in Euros, and record these expenses in United States Dollars at the time the liability is incurred. Changes in the applicable foreign currency rate between the date that an expense is recorded and the payment date is recorded as a foreign currency gain or (loss).

Investment Income

Investment income consists of income earned on our cash equivalents and marketable securities.

Non-cash interest expense for the sale of future royalties

Non-cash interest expense for the sale of future royalties consists of the non-cash interest expense associated with the Royalty Pharma agreement.

Results of Operations

Comparison of Three Months Ended March 31, 2024 versus March 31, 2023

Research and Development Expenses

Research and development expenses were $4.2 million and $2.7 million for the three months ended March 31, 2024 and 2023, respectively, an increase of approximately $1.5 million. The increase in research and development expenses was primarily due to costs associated with the FDA’s review of our NDA and the conduct of the MIN-101C18 study. Non-cash stock compensation costs included in research and development expenses were $0.2 million for both the three months ended March 31, 2024 and 2023.

General and Administrative Expenses

General and administrative expenses were $2.5 million and $2.7 million for the three months ended March 31, 2024 and 2023, respectively, a decrease of approximately $0.2 million. The decrease in general and administrative expenses was primarily due to lower professional service fees. Non-cash stock compensation costs included in general and administrative expenses were $0.2 million for both the three months ended March 31, 2024 and 2023.

Foreign Exchange Gains (Losses)

Foreign exchange gains were $5 thousand and foreign exchange losses were $9 thousand for the three months ended March 31, 2024 and 2023, respectively, an increase of $14 thousand, primarily due to currency movements.

Investment Income

Investment income was $358 thousand and $364 thousand for the three months ended March 31, 2024 and 2023, respectively, a decrease of approximately $6 thousand, primarily due to cash and cash equivalents balances and interest rates.

Non-cash interest expense for the sale of future royalties

Non-cash interest expense for the sale of future royalties was $2.3 million and $2.0 million for the three months ended March 31, 2024 and 2023, respectively, an increase of $0.3 million. The increase was primarily due to the amortization of non-cash interest expense for the difference between the balance of the liability related to the sale of future royalties and the estimated amount of future royalties to be received over the royalty period.

Liquidity and Capital Resources

Sources of Liquidity

As of March 31, 2024, we had an accumulated deficit of approximately $405.4 million. We anticipate that we will continue to incur net losses for the foreseeable future as we continue the development and potential commercialization of our product candidates and to support our operations as a public company. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we may never generate product revenue or achieve profitability. As of March 31, 2024, we had approximately $34.9 million in cash, cash equivalents, and restricted cash, which we believe will be sufficient to meet our operating commitments for the next 12 months from the date our financial statements are issued. Our cash requirements primarily relate to expenditures to support the development of roluperidone, which includes advancing the program through the regulatory process.

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

Private Placement of Common Stock and Warrants

On June 27, 2023, we entered into a securities purchase agreement with certain institutional accredited investors, pursuant to which we agreed to issue and sell in a private placement (i) an aggregate of 1,425,000 shares of our common stock at a purchase price of $10.00 per share, and (ii) in lieu of additional shares of common stock, pre-funded warrants to purchase an aggregate of 575,575 shares of common stock at a purchase price of $9.99 per pre-funded warrant. The price per pre-funded warrant represents the price of $10.00 per share sold in the private placement, minus the $0.01 per share exercise price of each such pre-funded warrant. The pre-funded warrants are exercisable at any time after their original issuance and will not expire until exercised in full.

On June 30, 2023, we received aggregate gross proceeds under the Private Placement of $20.0 million and incurred approximately $0.4 million in offering expenses. Pursuant to the securities purchase agreement, we filed a registration statement on Form S-3 (File No. 333-273686), which was declared effective by the SEC on August 9, 2023, covering the resale of the Registrable Securities (as defined in the securities purchase agreement). In connection with the private placement, on August 29, 2023, Boehringer Ingelheim International GmbH, an investor in the private placement, designated an observer to attend, subject to certain exceptions, meetings of our board of directors and our committees, until the earlier of (i) the occurrence of a Change of Control and (ii) the date that it and its affiliates collectively hold less than 10% of our Common Stock.

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

During the three months ended March 31, 2024, no shares of our common stock were issued or sold under the Sales Agreement. As of March 31, 2024, an aggregate of $22.6 million was eligible for sale pursuant to the Sales Agreement under our effective registration statement on Form S-3 (File No. 333-267424).

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

On January 19, 2021, we sold our royalty interest in seltorexant to Royalty Pharma for an upfront payment of $60 million and up to an additional $95 million in potential future milestone payments, contingent upon the achievement of certain clinical, regulatory and commercial milestones for seltorexant by Janssen.

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

Cash Flows

The tables below set forth our significant sources and uses of cash for the periods.

	Three Months Ended March 31,
	2024	2023
	(dollars in millions)
Net cash used in:
Operating activities	$(6.1)	$(0.1)
Investing activities	—	—
Financing activities	—	—
Net decrease in cash	$(6.1)	$(0.1)

Net Cash Used in Operating Activities

Net cash used in operating activities of approximately $6.1 million during the three months ended March 31, 2024 was primarily due to our net loss of $8.6 million, a $0.4 million decrease in accounts payable, and a $0.1 million decrease in accrued expenses, partially offset by non-cash interest expense for the sale of future royalties of $2.3 million, stock-based compensation expense of $0.4 million, and a $0.3 million decrease in prepaid expenses.

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

Net Cash Provided by Investing Activities

Net cash provided by investing activities was zero during the three months ended March 31, 2024 and 2023.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was zero during the three months ended March 31, 2024 and 2023.

Critical Accounting Policies and Estimates

In our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, our most critical accounting policies and estimates upon which our financial status depends were identified as those relating to research and development costs; in-process research and development; goodwill; income taxes; and the liability related to the sale of future royalties. We reviewed our policies and determined that those policies were our most critical accounting policies for the three months ended March 31, 2024.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) and are adopted by us as of the specified effective date. See Note 2 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 and Note 2 in our condensed consolidated financial statements appearing elsewhere in this Form 10-Q for a description of recent accounting pronouncements applicable to our financial statements. We believe that the impact of recently issued, but not yet adopted, accounting pronouncements will not have a material impact on the condensed consolidated financial statements or do not apply to our operations.

Smaller Reporting Company Status

We are a “smaller reporting company” as defined in the Securities Exchange Act of 1934, as amended (“Exchange Act”). We may take advantage of certain of the scaled disclosures available to smaller reporting companies and will be able to take advantage of these scaled disclosures for so long as the market value of our voting and non-voting common stock held by non-affiliates is less than $250 million measured on the last business day of our second fiscal quarter, or our annual revenue is less than $100 million during the most recently completed fiscal year and the market value of our voting and non-voting common stock held by non-affiliates is less than $700 million measured on the last business day of our second fiscal quarter.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule12b-2 of the Exchange Act and are not required to provide the information required under this item.

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

Our management, with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2024. Based on the evaluation of our disclosure controls and procedures as of March 31, 2024, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act, during our latest fiscal quarter that would have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

We operate in a rapidly changing environment that involves a number of risks which could materially affect our business, financial condition or future results, some of which are beyond our control. In addition to the other information set forth in this Quarterly Report on Form 10-Q, the risks and uncertainties that we believe are most important for you to consider are discussed in Part I-Item 1A under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the Securities and Exchange Commission (“SEC”) on February 22, 2024. The risk factors set forth below are risk factors containing changes, which may be material, from the risk factors previously disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, as filed with the SEC.

We have incurred significant losses since our inception. We expect to continue to incur losses over the next several years and may never achieve or maintain profitability.

We are a clinical development-stage biopharmaceutical company. In November 2013, we merged with Sonkei Pharmaceuticals, Inc. (“Sonkei”), and, in February 2014, we acquired Mind-NRG Sarl (“Mind-NRG”), which were also clinical development-stage biopharmaceutical companies. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval or become commercially viable. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we may never generate product revenue or achieve profitability. As of March 31, 2024, we had an accumulated deficit of approximately $405.4 million.

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

On February 26, 2024, the FDA issued a Complete Response Letter (the “CRL”) to our NDA for roluperidone for the treatment of negative symptoms in schizophrenia. The CRL provided that the FDA had completed its review of the NDA and had determined that it could not approve the NDA in its present form. Specifically, the FDA cited the following clinical deficiencies: (i) although one study (MIN-101C03) demonstrated statistical significance on the primary efficacy endpoint, it is insufficient on its own to establish substantial evidence of effectiveness; (ii) the NDA submission lacks data on concomitant antipsychotic administration; (iii) the NDA submission lacks data needed to establish that the change in negative symptoms of schizophrenia with roluperidone treatment was clinically meaningful; and (iv) the submitted safety database included an inadequate number of subjects exposed to roluperidone at the proposed dose (64 mg) for at least 12 months. To address these deficiencies, the FDA stated that we must submit at least one additional positive, adequate, and well-controlled study to support the safety and effectiveness of roluperidone for the treatment of negative symptoms. We must also provide additional data to demonstrate the safety and efficacy of roluperidone co-administered with antipsychotic medications, to support that observed effect on negative symptoms with roluperidone treatment corresponds to a clinically meaningful change, and to demonstrate the long-term safety of the proposed dose. See the section titled “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Clinical and Regulatory Updates—Complete Response Letter” for more information. There can be no assurances that we will obtain approval for roluperidone in a timely manner, on favorable terms, or at all. As a result, the regulatory approval process for roluperidone in the United States is highly uncertain. If we do not obtain approval of roluperidone in the United States, or if the approval is delayed, it would have a material adverse impact on our business. Even if we are able to obtain approval, the expense and time to do so could adversely impact our ability to successfully commercialize roluperidone or conduct our other business operations and our financial condition could be materially harmed.

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

Our operations and the historic operations of Sonkei and Mind-NRG have consumed substantial amounts of cash since inception. As of March 31, 2024, we had cash, cash equivalents, and restricted cash of $34.9 million. We believe that our existing cash, cash equivalents, and restricted cash will be sufficient to meet our cash commitments for at least the next 12 months after the date that our interim condensed financial statements are issued. The process of drug development can be costly, and the timing and outcomes of clinical trials are uncertain. The assumptions upon which we have based our estimates are routinely evaluated and may be subject to change. The actual amount of our expenditures will vary depending upon a number of factors, including, but not limited to, the design, timing and duration of future clinical trials, the progress of our research and development programs, the infrastructure to support a commercial enterprise, the cost of a commercial product launch, and the level of financial resources available.

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

If, following submission, our application is not accepted for substantive review or approved, the EMA, FDA or other comparable foreign regulatory authorities may require that we conduct additional clinical or pre-clinical trials, provide additional data, manufacture additional validation batches or develop additional analytical tests methods before they will reconsider our application. On October 14, 2022, we received a refusal-to-file communication from the FDA for our NDA submission for roluperidone, our lead product candidate, which decision was confirmed by the FDA in a subsequent Type A meeting. On April 27, 2023, the FDA filed our NDA for roluperidone following our request for formal dispute resolution and appeal of the refusal-to-file letter. On May 8, 2023, we received confirmation from the FDA that our NDA for roluperidone had been assigned a standard review classification and a PDUFA goal date of February 26, 2024. The FDA also advised that it identified potential review issues that had been previously cited in the RTF decision letter, which included those discussed at the Type C meeting in March 2022. See the section titled “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Clinical and Regulatory Updates—Type C Meeting” for more information. On February 26, 2024, the FDA issued a CRL to our NDA for roluperidone. See the section titled “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Clinical and Regulatory Updates—Complete Response Letter” for more information. See also the risk factor above titled “We have incurred significant losses since our inception. We expect to continue to incur losses over the next several years and may never achieve or maintain profitability.” As a result of the CRL, we potentially need additional studies. Additional studies and data would impose increased costs and delays in the regulatory approval process, which may require us to expend more resources than we have available. In addition, the EMA, FDA or other comparable foreign regulatory authorities may not consider any additional required trials, data or information that we perform or provide to be sufficient, or we may decide, or be required, to abandon the program.

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

As previously reported, on April 10, 2024, we received a deficiency letter from Nasdaq notifying us that for the last 31 consecutive business days, the market value of listed securities (“MVLS requirement”) for our common stock had been below the minimum MVLS requirement of $35 million pursuant to Nasdaq Listing Rule 5550(b)(2). In accordance with the listing rules of Nasdaq, we have been provided with a grace period of 180 calendar days, or until October 7, 2024, to regain compliance. If we do not regain compliance within the grace period, we expect that Nasdaq would provide notice that our securities are subject to delisting.

While we will continue to monitor our market value of listed securities and consider available options to regain compliance with the MVLS requirements, which may include applying for an extension of the compliance period or appealing to a Nasdaq Hearings Panel, there can be no assurance that we will be able to regain compliance with the MVLS requirements or otherwise maintain compliance with the other Nasdaq listing requirements.

In particular, our share price may continue to decline for a number of reasons, including many that are beyond our control. See the risk factor captioned “The market price of our stock may be volatile, and you could lose all or part of your investment,” described in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, and consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act). For example, the federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH”), imposes specific requirements relating to the privacy, security, and transmission of individually identifiable health information. In the past few years, numerous U.S. states—including California, Virginia, Colorado, Connecticut, and Utah—have enacted comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal data. As applicable, such rights may include the right to access, correct, or delete certain personal data, and to opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making. The exercise of these rights may impact our business and ability to provide our products and services. Certain states also impose stricter requirements for processing certain personal data, including sensitive information, such as conducting data privacy impact assessments. These state laws allow for statutory fines for noncompliance. For example, the California Consumer Privacy Act of 2018 as amended by the California Privacy Rights Act of 2020 (“CPRA”) (collectively, “CCPA”) applies to personal data of consumers, business representatives, and employees who are California residents, requires businesses to provide specific disclosures in privacy notices and honor requests of California residents to exercise certain privacy rights, such as those noted below. The CCPA provides for fines of up to $7,500 per intentional violation and allows private litigants affected by certain data breaches to recover significant statutory damages. Although the CCPA and other state laws exempt some data processed in the context of clinical trials, these developments further complicate compliance efforts and increase legal risk and compliance costs for us and the third parties with whom we work.

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

We may at times fail (or be perceived to have failed) in our efforts to comply with our data privacy and security obligations. Moreover, despite our efforts, our personnel or third parties with whom we work may fail to comply with such obligations, which could negatively impact our business operations and compliance posture. For example, any failure by a third-party processor to comply with applicable law, regulations, or contractual obligations could result in adverse effects, including proceedings against us by governmental entities or others.

If we or the third parties with whom we work fail, or are perceived to have failed, to address or comply with applicable data privacy and security obligations, we could face significant consequences, including but not limited to: government enforcement actions (e.g., investigations, fines, penalties, audits, inspections, and similar); litigation (including class-action claims) and mass arbitration demands; additional reporting requirements and/or oversight; bans on processing personal data; orders to destroy or not use personal data; and imprisonment of company officials. In particular, plaintiffs have become increasingly more active in bringing privacy-related claims against companies, including class claims and mass arbitration demands. Some of these claims allow for the recovery of statutory damages on a per violation basis, and, if viable, carry the potential for monumental statutory damages, depending on the volume of data and the number of violations. Any of these events could have a material adverse effect on our reputation, business, or financial condition, including but not limited to: loss of customers; interruptions or stoppages in our business operations (including, as relevant, clinical trials); inability to process personal data or to operate in certain jurisdictions; limited ability to develop or commercialize our products; expenditure of time and resources to defend any claim or inquiry; adverse publicity; or revision or restructuring of our operations.

If our information technology systems, or those of third parties with whom we work, or our data are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; and other adverse consequences.

In the ordinary course of our business, we and the third parties with whom we work process proprietary, confidential, and sensitive data, including personal data (such as health-related data and data related to clinical trials), intellectual property, and trade secrets (collectively, sensitive information).

Cyberattacks, malicious internet-based activity, online and offline fraud, and other similar activities threaten the confidentiality, integrity, and availability of our sensitive information and information technology systems, and those of the third parties with whom we work. Such threats are prevalent, continue to rise, are increasingly difficult to detect, and come from a variety of sources, including traditional computer “hackers,” threat actors, “hacktivists,” organized criminal threat actors, personnel (such as through theft or misuse), sophisticated nation states, and nation-state-supported actors. Some actors now engage and are expected to continue to engage in cyber-attacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we and the third parties with whom we work may be vulnerable to a heightened risk of these attacks, including retaliatory cyber-attacks, that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our goods and services. We and the third parties with whom we work may be subject to a variety of evolving threats, including but not limited to social-engineering attacks (including through deep fakes, which may be increasingly more difficult to identify as fake, and phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks, credential stuffing, personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, earthquakes, fires, floods, attacks enhanced or facilitated by AI, and other similar threats.

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

We rely upon third-party service providers and technologies to operate critical business systems to process sensitive information in a variety of contexts, including, without limitation, third-party providers of cloud-based infrastructure, encryption and authentication technology, employee email, content delivery to customers, and other functions. We also share or receive sensitive information with or from third parties. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. While we may be entitled to damages if our third-party service providers or the third parties with whom we work fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award. In addition, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties’ infrastructure in our supply chain or that of the third parties with whom we work have not been compromised.

While we have implemented security measures designed to protect against security incidents, there can be no assurance that these measures, or those of the third parties with whom we work, will be effective. For example, an external contractor experienced a cyberattack in 2019, which resulted in a disruption to patient recruitment in our Phase 3 clinical trial of roluperidone. We take steps designed to detect, mitigate, and remediate vulnerabilities in our information systems (such as our hardware and/or software, including that of third parties with whom we work), but we may not be able to detect and remediate all such vulnerabilities including on a timely basis. Further, we may experience delays in developing and deploying remedial measures and patches designed to address identified vulnerabilities. Vulnerabilities could be exploited and result in a security incident.

Any of the previously identified or similar threats could cause a security incident or other interruption that could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to our sensitive information or our information technology systems, or those of the third parties with whom we work. A security incident or other interruption could disrupt our ability (and that of third parties with whom we work) to provide our services. We may expend significant resources or modify our business activities (including our clinical trial activities) to try to protect against security incidents. Certain data privacy and security obligations may require us to implement and maintain specific security measures, industry-standard or reasonable security measures to protect our information technology systems and sensitive information.

Applicable data privacy and security obligations may require us to notify relevant stakeholders, including affected individuals, customers, regulators, and investors, of security incidents, or to implement other requirements, such as providing credit monitoring. Such disclosures and compliance with such requirements are costly, and the disclosure or the failure to comply with such requirements could lead to adverse consequences. If we (or a third party with whom we work) experience a security incident or are perceived to have experienced a security incident, we may experience adverse consequences. These consequences may include: government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing sensitive information (including personal data); litigation (including class claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; diversion of management attention; interruptions in our operations (including availability of data); financial loss; and other similar harms. Security incidents and attendant consequences may negatively impact our ability to grow and operate our business or disrupt our ability to develop and provide our products and services. In addition to experiencing a security incident, third parties may gather, collect, or infer sensitive information about us from public sources, data brokers, or other means that reveals competitively sensitive details about our organization and could be used to undermine our competitive advantage or market position. Additionally, our sensitive information could be leaked, disclosed, or revealed as a result of or in connection with our employees’, personnel’s, or vendors’ use of generative AI technologies.

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

31.1*	Certification of Chief Executive Officer (Principal Executive Officer) pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer (Principal Financial Officer) pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1+	Certification of Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Document

104*	Cover Page Interactive Data file (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

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

Date: May 1, 2024