Form 10-Q
period 2024-06-30
Minerva Neurosciences, Inc.
filed 2024-08-06
CIK 1598646

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

The number of shares of Registrant’s Common Stock, $0.0001 par value per share, outstanding as of August 1, 2024 was 6,993,406.

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

PART I – Financial Information

Item 1 – Financial Statements

MINERVA NEUROSCIENCES, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
	2024	2023
Assets
Current assets
Cash and cash equivalents	$30,881,000	$40,912,575
Restricted cash	100,000	100,000
Prepaid expenses and other current assets	428,018	989,865
Total current assets	31,409,018	42,002,440

Equipment, net	8,163	10,884
Capitalized software, net	4,257	17,027
Goodwill	14,869,399	14,869,399
Total assets	$46,290,837	$56,899,750

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	$828,345	$1,805,320
Accrued expenses and other current liabilities	3,375,061	1,535,097
Total current liabilities	4,203,406	3,340,417
Liability related to the sale of future royalties	86,579,046	82,016,823
Total liabilities	90,782,452	85,357,240
Commitments and contingencies (Note 8)

Stockholders’ deficit
Preferred stock; $0.0001 par value; 100,000,000 shares authorized; none issued or outstanding as of June 30, 2024 and December 31, 2023	—	—
Common stock; $0.0001 par value; 125,000,000 shares authorized; 6,993,406 shares issued and outstanding as of June 30, 2024 and December 31, 2023	699	699
Additional paid-in capital	369,125,406	368,357,239
Accumulated deficit	(413,617,720)	(396,815,428)
Total stockholders’ deficit	(44,491,615)	(28,457,490)
Total liabilities and stockholders’ deficit	$46,290,837	$56,899,750

See accompanying notes to condensed consolidated financial statements.

MINERVA NEUROSCIENCES, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Expenses
Research and development	$3,860,499	$1,887,476	$8,027,786	$4,541,029
General and administrative	2,417,069	2,632,519	4,931,745	5,327,484
Total expenses	6,277,568	4,519,995	12,959,531	9,868,513
Loss from operations	(6,277,568)	(4,519,995)	(12,959,531)	(9,868,513)

Foreign exchange (losses) gains	(4,694)	(7,206)	799	(15,892)
Investment income	360,755	365,623	718,663	729,841
Non-cash interest expense for the sale of future royalties	(2,311,980)	(2,030,458)	(4,562,223)	(4,007,884)
Net loss	$(8,233,487)	$(6,192,036)	$(16,802,292)	$(13,162,448)

Net loss per share, basic and diluted	$(1.09)	$(1.12)	$(2.22)	$(2.43)
Weighted average shares outstanding, basic and diluted	7,568,981	5,511,163	7,568,981	5,426,150

See accompanying notes to condensed consolidated financial statements.

MINERVA NEUROSCIENCES, INC.

Condensed Consolidated Statements of Stockholders’ Deficit

(Unaudited)

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-In Capital	Deficit	Total
Balances at January 1, 2023	5,340,193	$534	$346,785,322	$(366,810,075)	$(20,024,219)
Stock-based compensation	—	—	376,459	—	376,459
Net loss	—	—	—	(6,970,412)	(6,970,412)
Balances at March 31, 2023	5,340,193	$534	$347,161,781	$(373,780,487)	$(26,618,172)
Issuance of common stock and warrants pursuant to a private placement	1,425,000	142	19,999,852	—	19,999,994
Costs related to issuance of common stock and warrants	—	—	(309,602)	—	(309,602)
Vesting of performance-based restricted stock units	228,213	23	(23)	—	—
Stock-based compensation	—	—	608,915	—	608,915
Net loss	—	—	—	(6,192,036)	(6,192,036)
Balances at June 30, 2023	6,993,406	$699	$367,460,923	$(379,972,523)	$(12,510,901)

Balances at January 1, 2024	6,993,406	$699	$368,357,239	$(396,815,428)	$(28,457,490)
Stock-based compensation	—	—	438,849	—	438,849
Net loss	—	—	—	(8,568,805)	(8,568,805)
Balances at March 31, 2024	6,993,406	$699	$368,796,088	$(405,384,233)	$(36,587,446)
Stock-based compensation	—	—	329,318	—	329,318
Net loss	—	—	—	(8,233,487)	(8,233,487)
Balances at June 30, 2024	6,993,406	$699	$369,125,406	$(413,617,720)	$(44,491,615)

See accompanying notes to condensed consolidated financial statements.

MINERVA NEUROSCIENCES, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(16,802,292)	$(13,162,448)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,721	2,721
Amortization of capitalized software	12,770	12,770
Stock-based compensation expense	768,167	985,374
Non-cash interest expense associated with the sale of future royalties	4,562,223	4,007,884
Changes in operating assets and liabilities
Refundable regulatory fee	—	3,117,218
Prepaid expenses and other current assets	561,847	518,964
Accounts payable	(976,975)	(671,416)
Accrued expenses and other current liabilities	1,839,964	1,201,646
Net cash used in operating activities	(10,031,575)	(3,987,287)

Cash flows from investing activities:
Net cash provided by investing activities	—	—

Cash flows from financing activities:
Proceeds from sales of common stock and warrants in private placement	—	19,999,994
Costs paid in connection with private placements	—	(309,602)
Net cash provided by financing activities	—	19,690,392
Net (decrease) increase in cash, cash equivalents and restricted cash	(10,031,575)	15,703,105

Cash, cash equivalents and restricted cash
Beginning of period	41,012,575	36,193,606
End of period	$30,981,000	$51,896,711
Reconciliation of the Condensed Consolidated Statements of Cash Flows to the Condensed Consolidated Balance Sheets
Cash and cash equivalents	$30,881,000	$51,796,711
Restricted cash	100,000	100,000
Total cash, cash equivalents and restricted cash	$30,981,000	$51,896,711

See accompanying notes to condensed consolidated financial statements.

MINERVA NEUROSCIENCES, INC.

Notes to Condensed Consolidated Financial Statements

As of June 30, 2024 and for the Three and Six Months Ended June 30, 2024 and 2023

(Unaudited)

NOTE 1 — NATURE OF OPERATIONS AND LIQUIDITY

Nature of Operations

Minerva Neurosciences, Inc. (“Minerva” or the “Company”) is a clinical-stage biopharmaceutical company focused on the development and commercialization of proprietary product candidates to treat patients suffering from central nervous system diseases. The Company’s lead product candidate is roluperidone, a compound the Company is developing for the treatment of negative symptoms in patients with schizophrenia. The Company previously submitted a New Drug Application (“NDA”) with the U.S. Food and Drug Administration (“FDA”) for roluperidone for the treatment of negative symptoms in schizophrenia in August 2022. On February 26, 2024, the FDA issued a Complete Response Letter regarding such NDA for roluperidone. Since receiving the Complete Response Letter, the Company has continued to have interactions with the FDA with the goal of addressing questions raised in such letter.

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

Liquidity

The accompanying interim condensed consolidated financial statements have been prepared as though the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has limited capital resources and has incurred recurring operating losses and negative cash flows from operations since inception. As of June 30, 2024, the Company had an accumulated deficit of approximately $413.6 million and net cash used in operating activities was approximately $10.0 million during the six months ended June 30, 2024. Management expects to continue to incur operating losses and negative cash flows from operations in the future. The Company has financed its operations to date from proceeds from the sale of common stock, warrants, loans, convertible promissory notes, collaboration agreements and royalty sales.

As of June 30, 2024, the Company had cash, cash equivalents, and restricted cash of $31.0 million, which it believes will be sufficient to meet the Company’s operating commitments for the next 12 months from the date its financial statements are issued. The process of drug development can be costly and the timing and outcomes of clinical trials is uncertain. The assumptions upon which the Company has based its estimates are routinely evaluated and may be subject to change. The actual amount of the Company’s expenditures will vary depending upon many factors, including, but not limited to, the design, timing and duration of future clinical trials, the progress of the Company’s research and development programs, the infrastructure to support a commercial enterprise, and the level of financial resources available. The Company can adjust its operating plan spending levels based on the timing of future clinical trials, which are predicated upon adequate funding to complete the trials. The Company routinely evaluates the status of its clinical development programs as well as potential strategic options.

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

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim reporting and the requirements of the Securities and Exchange Commission (“SEC”) in accordance with Regulation S-X, Rule 8-03. Under those rules, certain notes and financial information that are normally required for annual financial statements can be condensed or omitted. In the opinion of the Company’s management, the accompanying financial statements contain all adjustments (consisting of items of a normal and recurring nature) necessary to present fairly the financial position as of June 30, 2024, the results of operations for the three and six months ended June 30, 2024 and 2023 and cash flows for the six months ended June 30, 2024 and 2023. The results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the results to be expected for the full year. The consolidated balance sheet as of December 31, 2023 was derived from the audited annual financial statements. The accompanying unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2023 included in the Company’s Annual Report on Form 10-K filed with the SEC on February 22, 2024.

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

Restricted cash

Cash accounts with any type of restriction are classified as restricted. The Company maintained restricted cash balances as collateral for corporate credit cards in the amount of $0.1 million at each of June 30, 2024 and December 31, 2023.

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

NOTE 3 — ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following:

	June 30, 2024	December 31, 2023
Research and development costs and other accrued expenses	$1,964,147	$777,680
Accrued severance	245,387	—
Accrued bonus	727,302	590,769
Professional fees	381,775	166,648
Vacation pay	56,450	—
Accrued expenses and other current liabilities	$3,375,061	$1,535,097

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

In June 2023, in connection with the Private Placement (as defined and described in Note 6, Stockholders’ Deficit), the Company issued and sold pre-funded warrants exercisable for an aggregate of 575,575 shares of common stock. The purchase price of the pre-funded warrants was $9.99 per share, which was paid to the Company upon issuance of the pre-funded warrants. The exercise price of the pre-funded warrants is $0.01 per share. The pre-funded warrants are exercisable by the holders at any time and do not expire. As the remaining shares underlying the pre-funded warrants are issuable for nominal consideration of $0.01 per share, 575,575 shares of common stock underlying the unexercised pre-funded warrants were considered outstanding for purposes of the calculation of loss per share as of June 30, 2024.

The following table sets forth the computation of basic and diluted loss per share for common stockholders:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net loss	$(8,233,487)	$(6,192,036)	$(16,802,292)	$(13,162,448)
Weighted average shares of common stock outstanding	7,568,981	5,511,163	7,568,981	5,426,150
Net loss per share of common stock – basic and diluted	$(1.09)	$(1.12)	$(2.22)	$(2.43)

The following securities outstanding at June 30, 2024 and 2023 have been excluded from the calculation of weighted average shares outstanding as their effect on the calculation of loss per share is antidilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Common stock options	1,063,234	700,929	1,063,234	700,929
Performance-based restricted stock units	228,209	228,209	228,209	228,209
Common stock warrants	5,099	5,099	5,099	5,099

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

As royalties are remitted from Janssen to Royalty Pharma, the balance of the Royalty Obligation will be effectively repaid over the life of the co-development and license agreement (the “Agreement”) with Janssen. In order to determine the amortization of the Royalty Obligation, the Company is required to estimate the total amount of future royalty payments to Royalty Pharma over the life of the Agreement. In addition to the $60 million upfront payment, up to an additional $95 million in potential milestone payments will also be recorded as a liability related to the sale of future royalties and amortized as interest expense over the estimated remaining life of the agreement. At execution, the Company’s estimate of this total interest expense resulted in an effective annual interest rate of approximately 10.5%. As of June 30, 2024, the Company estimated the effective annual interest rate to be approximately 10.97%. This estimate contains significant assumptions, which are considered Level 3 fair value inputs, regarding the timing and amount of expected royalty and milestone payments that impact the interest expense that will be recognized over the royalty period. The Company will periodically assess the estimated royalty payments to Royalty Payments from Janssen and to the extent the amount or timing of such payments is materially different than the original estimates, an adjustment will be recorded prospectively to increase or decrease interest expense. There are a number of factors that could materially affect the amount and timing of royalty payments to Royalty Pharma from Janssen, and correspondingly, the amount of interest expense recorded by the Company, most of which are not within the Company’s control. Such factors include, but are not limited to, delays or discontinuation of development of seltorexant, regulatory approval, changing standards of care, the introduction of competing products, manufacturing or other delays, generic competition, intellectual property matters, adverse events that result in regulatory authority imposed restrictions on the use of the drug products, significant changes in foreign exchange rates as the royalties remitted to Royalty Pharma are made in U.S. dollars (“USD”) while the underlying sales of seltorexant will be made in currencies other than USD and other events or circumstances that are not currently foreseen. Changes to any of these factors could result in increases or decreases to both royalty revenues and interest expense.

The following table shows the activity of the Royalty Obligation since the transaction inception through June 30, 2024:

June 30, 2024
Upfront payment from the sale of future royalties	$60,000,000
Non-cash interest expense associated with the sale of future royalties	26,579,046
Liability related to the sale of future royalties	$86,579,046

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

At-the-Market Equity Offering Program

In September 2022, the Company entered into an Open Market Sale Agreement (the “Sales Agreement”) with Jefferies LLC (“Jefferies”) pursuant to which the Company may offer and sell, from time to time, through Jefferies shares of the Company’s common stock, by any method permitted by law deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended. During the six months ended June 30, 2024, no shares of the Company’s common stock were issued or sold under the Sales Agreement. As of June 30, 2024, an aggregate of $22.6 million was eligible for sale pursuant to the Sales Agreement under the Company’s effective registration statement on Form S-3 (File No. 333-267424).

Term Loan Warrants

In connection with the Company’s former Loan and Security Agreement with Oxford Finance LLC and Silicon Valley Bank (the “Lenders”), which provided for term loans to the Company in an aggregate principal amount of up to $15 million in two tranches on January 15, 2016, the Company issued the Lenders warrants to purchase 5,099 shares of common stock at a per share exercise price of $44.13. The warrants were immediately exercisable upon issuance, and other than in connection with certain mergers or acquisitions, will expire on the ten-year anniversary of the date of issuance. The term loans were repaid in August 2018. All related warrants were outstanding and exercisable as of June 30, 2024.

NOTE 7 — STOCK AWARD PLAN AND STOCK-BASED COMPENSATION

In December 2013, the Company adopted the 2013 Equity Incentive Plan (as subsequently amended and restated, the “Plan”), which provides for the issuance of options, stock appreciation rights, stock awards and stock units.

Stock Option Awards

Stock option activity for employees and non-employees for the six months ended June 30, 2024 is as follows:

	Shares Issuable Pursuant to Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Terms (years)	Total Intrinsic Value (in thousands)
Outstanding January 1, 2024	1,157,229	$11.36	8.5	$745

Granted	—	$—
Exercised	—	$—
Cancelled/Forfeited	(87,500)	$8.33
Expired	(6,495)	$48.00
Outstanding June 30, 2024	1,063,234	$11.39	8.1	$17
Exercisable June 30, 2024	439,573	$19.40	6.9	$6
Available for future grant	456,361

The weighted average grant-date fair value of stock options outstanding on June 30, 2024 was $8.25 per share. Total unrecognized compensation costs related to non-vested stock options at June 30, 2024 were approximately $2.6 million and are expected to be recognized within future operating results over a weighted-average period of 2.7 years.

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

The Company uses the Black-Scholes model to estimate the fair value of stock options granted. There were no stock options granted during the six months ended June 30, 2024 and 2023.

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

On April 28, 2023, the Compensation Committee of the Company’s board of directors certified the achievement of a performance condition occurring upon FDA acceptance of the NDA for roluperidone. As a result, 50% of the shares of common stock underlying the Company’s PRSUs vested and the Company recognized approximately $0.2 million in non-cash compensation expense, representing 50% of the incremental cost of the PRSUs granted under the Exchange Program. The incremental cost was measured as the excess of the fair value of each new PRSU, measured as of the date the new PRSUs were granted, over the fair value of the stock options surrendered in exchange for the new PRSU, measured immediately prior to the cancellation. The remaining PRSUs vest upon roluperidone receiving FDA marketing approval, provided that such approval occurs within five years after the August 6, 2021 grant date. As of June 30, 2024, 228,213 PRSUs have vested, 20,218 have been cancelled, and 228,209 remain outstanding.

The following table presents stock-based compensation expense included in the Company’s consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Research and development	$84,109	$297,756	$276,494	$482,483
General and administrative	245,209	311,159	491,673	502,891
Total	$329,318	$608,915	$768,167	$985,374

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

In August 2022, we submitted a New Drug Application (“NDA”) with the U.S. Food and Drug Administration (“FDA”) for our lead product candidate, roluperidone, for the treatment of negative symptoms in schizophrenia. On February 26, 2024, the FDA issued a Complete Response Letter (“CRL”) regarding our NDA for roluperidone. Since receiving the CRL, we have continued to have interactions with the FDA with the goal of addressing questions raised in the CRL.

We have not received any regulatory approvals to commercialize any of our product candidates, and we have not generated any revenue from the sales or license of our product candidates. We routinely evaluate the status of our drug development programs as well as potential strategic options. We have incurred significant operating losses since inception and expect to continue to incur net losses and negative cash flows from operating activities for the foreseeable future in connection with the clinical and regulatory activities associated with advancing our product candidates. As of June 30, 2024 and December 31, 2023, we had an accumulated deficit of $413.6 million and $396.8 million, respectively. For the six months ended June 30, 2024 and 2023, we recorded net losses of $16.8 million and $13.2 million, respectively.

Clinical and Regulatory Updates

Complete Response Letter

On February 26, 2024, the FDA issued a CRL to our NDA for roluperidone for the treatment of negative symptoms in patients with schizophrenia. In the CRL, the FDA cited the following clinical deficiencies:

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

We enrolled 17 male and female subjects with moderate to severe negative symptoms of schizophrenia for this study. Out of the 17 enrolled subjects, 13 completed all 17 days of daily dosing with roluperidone 64 mg (for 7 days) and roluperidone with olanzapine 10 mg (for 10 additional days). Two subjects withdrew consent after enrollment, one patient was discontinued due to a major protocol deviation, and one was discontinued due to a treatment-unrelated serious adverse event. Roluperidone administered concomitantly with olanzapine was generally well tolerated and no unexpected safety signals were detected, with few treatment-emergent adverse events (TEAEs) reported, most of which were mild, and all resolved without sequelae. We observed no emergent clinically significant electrocardiogram or laboratory abnormalities during the study. We observed no symptomatic worsening during the administration of roluperidone alone (7 days) or when administered in combination with olanzapine at 10 mg (10 days). The study demonstrated that pharmacokinetic interactions between the two drugs were not relevant.

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

Results of Operations

Comparison of Three Months Ended June 30, 2024 versus June 30, 2023

Research and Development Expenses

Research and development expenses were $3.9 million and $1.9 million for the three months ended June 30, 2024 and 2023, respectively, an increase of approximately $2.0 million. The increase in research and development expenses was primarily due to higher subcontractor fees related to costs associated with our drug substance validation campaign, partially offset by lower compensation expenses. Non-cash stock compensation costs included in research and development expenses were $0.1 million and $0.3 million for the three months ended June 30, 2024 and 2023, respectively.

General and Administrative Expenses

General and administrative expenses were $2.4 million and $2.6 million for the three months ended June 30, 2024 and 2023, respectively, a decrease of approximately $0.2 million. The decrease in general and administrative expenses was primarily due to lower compensation expenses. Non-cash stock compensation costs included in general and administrative expenses were $0.2 million and $0.3 million for the three months ended June 30, 2024 and 2023, respectively.

Foreign Exchange Losses

Foreign exchange losses were $5 thousand and $7 thousand for the three months ended June 30, 2024 and 2023, respectively, a decrease of $2 thousand, primarily due to currency movements.

Investment Income

Investment income was $361 thousand and $366 thousand for the three months ended June 30, 2024 and 2023, respectively, a decrease of approximately $5 thousand, primarily due to cash and cash equivalents balances and interest rates.

Non-cash interest expense for the sale of future royalties

Non-cash interest expense for the sale of future royalties was $2.3 million and $2.0 million for the three months ended June 30, 2024 and 2023, respectively, an increase of $0.3 million. The increase was primarily due to the amortization of non-cash interest expense for the difference between the balance of the liability related to the sale of future royalties and the estimated amount of future royalties to be received over the royalty period.

Comparison of Six Months Ended June 30,2024 versus June 30, 2023

Research and Development Expenses

Research and development expenses were $8.0 million and $4.5 million for the six months ended June 30, 2024 and 2023, respectively, an increase of approximately $3.5 million. The increase in research and development expenses was primarily due to higher subcontractor fees related to costs associated with our drug substance validation campaign, and the conduct of the MIN-101C18 study. Non-cash stock compensation costs included in research and development expenses were $0.3 million and $0.5 million for the six months ended June 30, 2024 and 2023, respectively.

General and Administrative Expenses

General and administrative expenses were $4.9 million and $5.3 million for the six months ended June 30, 2024 and 2023, respectively, a decrease of approximately $0.4 million. The decrease in general and administrative expenses was primarily due to lower compensation expenses and professional service fees. Non-cash stock compensation costs included in general and administrative expenses were $0.5 million for both the six months ended June 30, 2024 and 2023.

Foreign Exchange Gains (Losses)

Foreign exchange gains were $1 thousand and foreign exchange losses were $16 thousand for the six months ended June 30, 2024 and 2023, respectively, an increase of $17 thousand, primarily due to currency movements.

Investment Income

Investment income was $719 thousand and $730 thousand for the six months ended June 30, 2024 and 2023, respectively, a decrease of approximately $11 thousand, primarily due to cash and cash equivalents balances and interest rates.

Non-cash interest expense for the sale of future royalties

Non-cash interest expense for the sale of future royalties was $4.6 million and $4.0 million for the six months ended June 30, 2024 and 2023, respectively, an increase of $0.6 million. The increase was primarily due to the amortization of non-cash interest expense for the difference between the balance of the liability related to the sale of future royalties and the estimated amount of future royalties to be received over the royalty period.

Liquidity and Capital Resources

Sources of Liquidity

As of June 30, 2024, we had an accumulated deficit of approximately $413.6 million. We anticipate that we will continue to incur net losses for the foreseeable future as we continue the development and potential commercialization of our product candidates and to support our operations as a public company. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we may never generate product revenue or achieve profitability. As of June 30, 2024, we had approximately $31.0 million in cash, cash equivalents, and restricted cash, which we believe will be sufficient to meet our operating commitments for the next 12 months from the date our financial statements are issued. Our cash requirements primarily relate to expenditures to support the development of roluperidone, which includes advancing the program through the regulatory process.

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

During the six months ended June 30, 2024, no shares of our common stock were issued or sold under the Sales Agreement. As of June 30, 2024, an aggregate of $22.6 million was eligible for sale pursuant to the Sales Agreement under our effective registration statement on Form S-3 (File No. 333-267424).

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

Cash Flows

The tables below set forth our significant sources and uses of cash for the periods.

	Six Months Ended June 30,
	2024	2023
	(dollars in millions)
Net cash (used in) provided by:
Operating activities	$(10.0)	$(4.0)
Investing activities	—	—
Financing activities	—	19.7
Net (decrease) increase in cash	$(10.0)	$15.7

Net Cash Used in Operating Activities

Net cash used in operating activities of approximately $10.0 million during the six months ended June 30, 2024 was primarily due to our net loss of $16.8 million and a $1.0 million decrease in accounts payable, partially offset by non-cash interest expense for the sale of future royalties of $4.6 million, a $1.8 million increase in accrued expenses, stock-based compensation expense of $0.8 million, and a $0.6 million decrease in prepaid expenses.

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

Net Cash Provided by Investing Activities

Net cash provided by investing activities was zero during the six months ended June 30, 2024 and 2023.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was zero during the six months ended June 30, 2024.

Net cash provided by financing activities of approximately $19.7 million during the six months ended June 30, 2023 was primarily due to the net proceeds from our Private Placement closed in June 2023.

Critical Accounting Policies and Estimates

In our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, our most critical accounting policies and estimates upon which our financial status depends were identified as those relating to research and development costs; in-process research and development; goodwill; income taxes; and the liability related to the sale of future royalties. We reviewed our policies and determined that those policies were our most critical accounting policies for the six months ended June 30, 2024.

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

Our management, with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2024. Based on the evaluation of our disclosure controls and procedures as of June 30, 2024, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

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

We are a clinical development-stage biopharmaceutical company. In November 2013, we merged with Sonkei Pharmaceuticals, Inc. (“Sonkei”), and, in February 2014, we acquired Mind-NRG Sarl (“Mind-NRG”), which were also clinical development-stage biopharmaceutical companies. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval or become commercially viable. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we may never generate product revenue or achieve profitability. As of June 30, 2024, we had an accumulated deficit of approximately $413.6 million.

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

On February 26, 2024, the FDA issued a Complete Response Letter (the “CRL”) to our NDA for roluperidone for the treatment of negative symptoms in schizophrenia. The CRL provided that the FDA had completed its review of the NDA and had determined that it could not approve the NDA in its present form. Specifically, the FDA cited the following clinical deficiencies: (i) although one study (MIN-101C03) demonstrated statistical significance on the primary efficacy endpoint, it is insufficient on its own to establish substantial evidence of effectiveness; (ii) the NDA submission lacks data on concomitant antipsychotic administration; (iii) the NDA submission lacks data needed to establish that the change in negative symptoms of schizophrenia with roluperidone treatment was clinically meaningful; and (iv) the submitted safety database included an inadequate number of subjects exposed to roluperidone at the proposed dose (64 mg) for at least 12 months. To address these deficiencies, the FDA stated that we must submit at least one additional positive, adequate, and well-controlled study to support the safety and effectiveness of roluperidone for the treatment of negative symptoms. We must also provide additional data to demonstrate the safety and efficacy of roluperidone co-administered with antipsychotic medications, to support that observed effect on negative symptoms with roluperidone treatment corresponds to a clinically meaningful change, and to demonstrate the long-term safety of the proposed dose. See the section titled “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Clinical and Regulatory Updates—Complete Response Letter” for more information. While we have continued to have interactions with the FDA since receiving the CRL, with the goal of addressing questions raised in the CRL, there can be no assurances that we will obtain approval for roluperidone in a timely manner, on favorable terms, or at all. As a result, the regulatory approval process for roluperidone in the United States is highly uncertain. If we do not obtain approval of roluperidone in the United States, or if the approval is delayed, it would have a material adverse impact on our business. Even if we are able to obtain approval, the expense and time to do so could adversely impact our ability to successfully commercialize roluperidone or conduct our other business operations and our financial condition could be materially harmed.

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

Our operations and the historic operations of Sonkei and Mind-NRG have consumed substantial amounts of cash since inception. As of June 30, 2024, we had cash, cash equivalents, and restricted cash of $31.0 million. We believe that our existing cash, cash equivalents, and restricted cash will be sufficient to meet our cash commitments for at least the next 12 months after the date that our interim condensed financial statements are issued. The process of drug development can be costly, and the timing and outcomes of clinical trials are uncertain. The assumptions upon which we have based our estimates are routinely evaluated and may be subject to change. The actual amount of our expenditures will vary depending upon a number of factors, including, but not limited to, the design, timing and duration of future clinical trials, the progress of our research and development programs, the infrastructure to support a commercial enterprise, the cost of a commercial product launch, and the level of financial resources available.

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

31.1*	Certification of Chief Executive Officer (Principal Executive Officer) pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer (Principal Financial Officer) pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1+	Certification of Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Document.

104*	Cover Page formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.

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

Date: August 6, 2024