Form 10-Q
period 2024-09-30
Minerva Neurosciences, Inc.
filed 2024-11-05
CIK 1598646

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

The number of shares of Registrant’s Common Stock, $0.0001 par value per share, outstanding as of October 31, 2024 was 6,993,406.

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

PART I – Financial Information

Item 1 – Financial Statements

MINERVA NEUROSCIENCES, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
	2024	2023
Assets
Current assets
Cash and cash equivalents	$26,528,792	$40,912,575
Restricted cash	100,000	100,000
Prepaid expenses and other current assets	1,307,345	989,865
Total current assets	27,936,137	42,002,440

Equipment, net	6,802	10,884
Capitalized software, net	—	17,027
Goodwill	14,869,399	14,869,399
Total assets	$42,812,338	$56,899,750

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	$553,192	$1,805,320
Accrued expenses and other current liabilities	3,929,848	1,535,097
Total current liabilities	4,483,040	3,340,417
Liability related to the sale of future royalties	60,000,000	82,016,823
Total liabilities	64,483,040	85,357,240
Commitments and contingencies (Note 8)

Stockholders’ deficit
Preferred stock; $0.0001 par value; 100,000,000 shares authorized; none issued or outstanding as of September 30, 2024 and December 31, 2023	—	—
Common stock; $0.0001 par value; 125,000,000 shares authorized; 6,993,406 shares issued and outstanding as of September 30, 2024 and December 31, 2023	699	699
Additional paid-in capital	369,433,114	368,357,239
Accumulated deficit	(391,104,515)	(396,815,428)
Total stockholders’ deficit	(21,670,702)	(28,457,490)
Total liabilities and stockholders’ deficit	$42,812,338	$56,899,750

See accompanying notes to condensed consolidated financial statements.

MINERVA NEUROSCIENCES, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Expenses
Research and development	$1,887,913	$3,443,537	$9,915,699	$7,984,566
General and administrative	2,478,787	2,635,583	7,410,532	7,963,067
Total expenses	4,366,700	6,079,120	17,326,231	15,947,633
Loss from operations	(4,366,700)	(6,079,120)	(17,326,231)	(15,947,633)

Foreign exchange losses	(13,108)	(5,096)	(12,309)	(20,988)
Investment income	313,967	348,681	1,032,630	1,078,522
Non-cash interest expense for the sale of future royalties	—	(2,084,911)	(4,562,223)	(6,092,795)
Other income	26,579,046	—	26,579,046	—
Net income (loss)	$22,513,205	$(7,820,446)	$5,710,913	$(20,982,894)

Net income (loss) per share, basic	$2.97	$(1.03)	$0.75	$(3.41)
Weighted average shares outstanding, basic	7,568,981	7,568,981	7,568,981	6,148,276
Net income (loss) per share, diluted	$2.97	$(1.03)	$0.75	$(3.41)
Weighted average shares outstanding, diluted	7,568,981	7,568,981	7,578,267	6,148,276

See accompanying notes to condensed consolidated financial statements.

MINERVA NEUROSCIENCES, INC.

Condensed Consolidated Statements of Stockholders’ Deficit

(Unaudited)

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-In Capital	Deficit	Total
Balances at January 1, 2023	5,340,193	$534	$346,785,322	$(366,810,075)	$(20,024,219)
Stock-based compensation	—	—	376,459	—	376,459
Net loss	—	—	—	(6,970,412)	(6,970,412)
Balances at March 31, 2023	5,340,193	$534	$347,161,781	$(373,780,487)	$(26,618,172)
Issuance of common stock and warrants pursuant to a private placement	1,425,000	142	19,999,852	—	19,999,994
Costs related to issuance of common stock and warrants	—	—	(309,602)	—	(309,602)
Vesting of performance-based restricted stock units	228,213	23	(23)	—	—
Stock-based compensation	—	—	608,915	—	608,915
Net loss	—	—	—	(6,192,036)	(6,192,036)
Balances at June 30, 2023	6,993,406	$699	$367,460,923	$(379,972,523)	$(12,510,901)
Stock-based compensation	—	—	371,943	—	371,943
Costs related to issuance of common stock and warrants	—	—	(86,691)	—	(86,691)
Net loss	—	—	—	(7,820,446)	(7,820,446)
Balances at September 30, 2023	6,993,406	$699	$367,746,175	$(387,792,969)	$(20,046,095)

Balances at January 1, 2024	6,993,406	$699	$368,357,239	$(396,815,428)	$(28,457,490)
Stock-based compensation	—	—	438,849	—	438,849
Net loss	—	—	—	(8,568,805)	(8,568,805)
Balances at March 31, 2024	6,993,406	$699	$368,796,088	$(405,384,233)	$(36,587,446)
Stock-based compensation	—	—	329,318	—	329,318
Net loss	—	—	—	(8,233,487)	(8,233,487)
Balances at June 30, 2024	6,993,406	$699	$369,125,406	$(413,617,720)	$(44,491,615)
Stock-based compensation	—	—	307,708	—	307,708
Net income	—	—	—	22,513,205	22,513,205
Balances at September 30, 2024	6,993,406	$699	$369,433,114	$(391,104,515)	$(21,670,702)

See accompanying notes to condensed consolidated financial statements.

MINERVA NEUROSCIENCES, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$5,710,913	$(20,982,894)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	4,082	4,081
Amortization of capitalized software	17,027	19,155
Stock-based compensation expense	1,075,875	1,357,317
Non-cash interest expense associated with the sale of future royalties	4,562,223	6,092,795
Remeasurement of liability related to sale of future royalties	(26,579,046)	—
Changes in operating assets and liabilities
Refundable regulatory fee	—	3,117,218
Prepaid expenses and other current assets	(317,480)	(373,103)
Accounts payable	(1,252,128)	425,403
Accrued expenses and other current liabilities	2,394,751	1,546,681
Net cash used in operating activities	(14,383,783)	(8,793,347)

Cash flows from investing activities:
Net cash provided by investing activities	—	—

Cash flows from financing activities:
Proceeds from sales of common stock and warrants in private placement	—	19,999,994
Costs paid in connection with private placements	—	(396,293)
Net cash provided by financing activities	—	19,603,701
Net (decrease) increase in cash, cash equivalents and restricted cash	(14,383,783)	10,810,354

Cash, cash equivalents and restricted cash
Beginning of period	41,012,575	36,193,606
End of period	$26,628,792	$47,003,960
Reconciliation of the Condensed Consolidated Statements of Cash Flows to the Condensed Consolidated Balance Sheets
Cash and cash equivalents	$26,528,792	$46,903,960
Restricted cash	100,000	100,000
Total cash, cash equivalents and restricted cash	$26,628,792	$47,003,960

See accompanying notes to condensed consolidated financial statements.

MINERVA NEUROSCIENCES, INC.

Notes to Condensed Consolidated Financial Statements

As of September 30, 2024 and for the Three and Nine Months Ended September 30, 2024 and 2023

(Unaudited)

NOTE 1 — NATURE OF OPERATIONS AND LIQUIDITY

Nature of Operations

Minerva Neurosciences, Inc. (“Minerva” or the “Company”) is a clinical-stage biopharmaceutical company focused on the development and commercialization of proprietary product candidates to treat patients suffering from central nervous system diseases. The Company’s lead product candidate is roluperidone, a compound the Company is developing for the treatment of negative symptoms in patients with schizophrenia. The Company previously submitted a New Drug Application (“NDA”) with the U.S. Food and Drug Administration (“FDA”) for roluperidone for the treatment of negative symptoms in schizophrenia in August 2022. On February 26, 2024, the FDA issued a Complete Response Letter (“CRL”) regarding the NDA for roluperidone. Since receiving the CRL, the Company has continued to have interactions with the FDA with the goal of addressing the questions raised in the CRL.

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

Liquidity

The accompanying interim condensed consolidated financial statements have been prepared as though the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has limited capital resources and has incurred recurring operating losses and negative cash flows from operations since inception. As of September 30, 2024, the Company had an accumulated deficit of approximately $391.1 million and net cash used in operating activities was approximately $14.4 million during the nine months ended September 30, 2024. Management expects to continue to incur operating losses and negative cash flows from operations in the future. The Company has financed its operations to date from proceeds from the sale of common stock, warrants, loans, convertible promissory notes, collaboration agreements and royalty sales.

As of September 30, 2024, the Company had cash, cash equivalents, and restricted cash of $26.6 million, which it believes will be sufficient to meet the Company’s operating commitments for the next 12 months from the date its financial statements are issued. The process of drug development can be costly and the timing and outcomes of clinical trials is uncertain. The assumptions upon which the Company has based its estimates are routinely evaluated and may be subject to change. The actual amount of the Company’s expenditures will vary depending upon many factors, including, but not limited to, the design, timing and duration of future clinical trials, the progress of the Company’s research and development programs, the infrastructure to support a commercial enterprise, and the level of financial resources available. The Company can adjust its operating plan spending levels based on the timing of future clinical trials, which are predicated upon adequate funding to complete the trials. The Company routinely evaluates the status of its clinical development programs as well as potential strategic options.

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

Further, if the Company does not satisfy The Nasdaq Capital Market continued listing requirements, its common stock may be subject to delisting, which could impact the Company’s ability to complete additional equity financings on terms acceptable to the Company. On April 10, 2024, the Company received a deficiency letter from The Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that for the last 31 consecutive business days, the market value of listed securities (“MVLS requirement”) for its common stock had been below the minimum MVLS requirement of $35 million pursuant to Nasdaq Listing Rule 5550(b)(2) (the “Rule”). In accordance with the listing rules of Nasdaq, the Company was provided with a grace period of 180 calendar days, or until October 7, 2024, to regain compliance.

On October 8, 2024, the Company received a second written notice from Nasdaq indicating that, based upon the Company’s continued non-compliance with the Rule, the staff of Nasdaq had determined to delist the Company’s securities from The Nasdaq Capital Market unless the Company timely requests a hearing before a Nasdaq Hearings Panel (the “Panel”). As a result, the Company has timely requested a hearing before the Panel, which had the effect of staying the delisting action pending the completion of the hearing and the expiration of any additional extension period granted by the Panel following the hearing. Under the Nasdaq Listing Rules, the Panel has the discretion to grant a further extension not to exceed April 5, 2025. Notwithstanding, there can be no assurance that the Panel will grant the Company a further extension or that the Company will ultimately regain compliance with all applicable requirements for continued listing on The Nasdaq Capital Market. During the pendency of the requested hearing before the Panel, the Company’s common stock will remain listed and trading on The Nasdaq Capital Market.

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim reporting and the requirements of the Securities and Exchange Commission (“SEC”) in accordance with Regulation S-X, Rule 8-03. Under those rules, certain notes and financial information that are normally required for annual financial statements can be condensed or omitted. In the opinion of the Company’s management, the accompanying financial statements contain all adjustments (consisting of items of a normal and recurring nature) necessary to present fairly the financial position as of September 30, 2024, the results of operations for the three and nine months ended September 30, 2024 and 2023 and cash flows for the nine months ended September 30, 2024 and 2023. The results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the results to be expected for the full year. The consolidated balance sheet as of December 31, 2023 was derived from the audited annual financial statements. The accompanying unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2023 included in the Company’s Annual Report on Form 10-K filed with the SEC on February 22, 2024.

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

Restricted cash

Cash accounts with any type of restriction are classified as restricted. The Company maintained restricted cash balances as collateral for corporate credit cards in the amount of $0.1 million at each of September 30, 2024 and December 31, 2023.

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

NOTE 3 — ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following:

	September 30, 2024	December 31, 2023
Research and development costs and other accrued expenses	$2,333,232	$777,680
Accrued bonus	966,723	590,769
Professional fees	441,536	166,648
Accrued severance	111,539	—
Vacation pay	76,818	—
Accrued expenses and other current liabilities	$3,929,848	$1,535,097

NOTE 4 — NET INCOME (LOSS) PER SHARE OF COMMON STOCK

Basic income (loss) per share is calculated by dividing the net income (loss) by the weighted average number of shares of common stock outstanding. Diluted income (loss) per share is computed by dividing the net income (loss) by the weighted average number of shares of common stock outstanding, plus potential outstanding common stock for the period. Potential outstanding common stock includes stock options, but only to the extent that their inclusion is dilutive. Performance-based restricted stock units are excluded from the calculation of dilutive potential common shares until the performance conditions have been achieved on the basis of the assumption that the end of the reporting period was the end of the contingency period, if such shares issuable are dilutive.

In June 2023, in connection with the Private Placement (as defined and described in Note 6, Stockholders’ Deficit), the Company issued and sold pre-funded warrants exercisable for an aggregate of 575,575 shares of common stock. The purchase price of the pre-funded warrants was $9.99 per share, which was paid to the Company upon issuance of the pre-funded warrants. The exercise price of the pre-funded warrants is $0.01 per share. The pre-funded warrants are exercisable by the holders at any time and do not expire. As the remaining shares underlying the pre-funded warrants are issuable for nominal consideration of $0.01 per share, 575,575 shares of common stock underlying the unexercised pre-funded warrants were considered outstanding for purposes of the calculation of income (loss) per share as of September 30, 2024.

The following table sets forth the computation of basic and diluted income (loss) per share for common stockholders:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income (loss)	$22,513,205	$(7,820,446)	$5,710,913	$(20,982,894)

Weighted average shares of common stock outstanding - basic	7,568,981	7,568,981	7,568,981	6,148,276
Dilutive effect	—	—	9,286	—
Weighted average shares of common stock outstanding - diluted	7,568,981	7,568,981	7,578,267	6,148,276

Net income (loss) per ordinary share:
Basic	$2.97	$(1.03)	$0.75	$(3.41)
Diluted	$2.97	$(1.03)	$0.75	$(3.41)

The following securities outstanding at September 30, 2024 and 2023 have been excluded from the calculation of weighted average shares outstanding as their effect on the calculation of income (loss) per share is antidilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Common stock options	1,060,109	735,929	1,010,377	735,929
Performance-based restricted stock units	228,209	228,209	228,209	228,209
Common stock warrants	5,099	5,099	5,099	5,099

NOTE 5 — SALE OF FUTURE ROYALTIES

The Company had previously co-developed seltorexant with Janssen for the treatment of insomnia disorder and adjunctive treatment of MDD. During 2020, the Company exercised its right to opt out of the co-development and license agreement (the “Janssen Agreement”) with Janssen for the future development of seltorexant and, as a result, the Company was entitled to collect royalties in the mid-single digits on potential future sales of seltorexant worldwide in certain indications, with no further financial obligations to Janssen.

On January 19, 2021, the Company entered into an agreement with Royalty Pharma under which Royalty Pharma acquired the Company’s royalty interest in seltorexant for an upfront payment of $60 million and up to an additional $95 million in potential milestone payments. These milestone payments are contingent upon the achievement of certain clinical, regulatory and commercial milestones for seltorexant by Janssen or any other party in the event that Janssen sells seltorexant. Under the terms of the agreement, Royalty Pharma has recourse against the Company relating to payments due from Janssen and therefore, the Company is deemed to have significant continuing involvement. The Company has applied the debt recognition guidance under ASC 470, Debt, and recorded the upfront payment of $60 million on the balance sheet as a liability related to the sale of future royalties (the “Royalty Obligation”) and will record any amortized interest expense and future milestone payments received from Royalty Pharma as well. No amounts received, including the initial upfront payment, amortized interest expense or potential milestone payments, are repayable to Royalty Pharma if Janssen discontinues the clinical development of seltorexant or ceases to pursue its commercialization at a future date for any reason. In accordance with ASC 470, the Company will account for any royalties received in the future as non-cash royalty revenue.

As royalties are remitted from Janssen to Royalty Pharma, the balance of the Royalty Obligation will be effectively repaid over the expected life of the Janssen Agreement. The $60 million payment received from Royalty Pharma and any potential future milestone payments from Royalty Pharma are recorded as part of the Royalty Obligation. The difference between the total expected royalties receivable from Janssen and the upfront and milestone payments potentially receivable from Royalty Pharma is being amortized as non-cash interest expense over the estimated remaining life of the Janssen Agreement. To determine the amount of non-cash interest to be amortized, the Company is required to make assumptions for the total amount of future royalty payments to be received from Janssen. At execution, the Company’s estimate of this total non-cash interest expense resulted in an effective annual interest rate of approximately 10.5%.

The Company regularly evaluates the assumptions supporting future royalty estimates and, during the third quarter of 2024, noted that Janssen announced on clinicaltrials.gov a further Phase 3 study with seltorexant (42847922MDD3003) that has an estimated study completion date of November 30, 2027, which is significantly different from the assumption the Company used in its original estimates. As a result, the Company has made a significant revision to its estimates for the timing and amount of future royalty payments to be earned over the life of the Janssen Agreement and noted that the estimate of undiscounted royalty payments is now less than the original carrying value of the upfront payment received. Therefore, under the retrospective interest model, as of September 30, 2024 the Company adjusted the Royalty Obligation to the initial upfront payment received of $60 million and recognized $26.6 million as a component of Other Income, representing the amount of amortized non-cash interest expense through June 30, 2024. In addition, the Company does not expect to recognize non-cash interest expense in the future related to the Royalty Obligation, as the effective annual interest rate is negative.

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

At-the-Market Equity Offering Program

In September 2022, the Company entered into an Open Market Sale Agreement (the “Sales Agreement”) with Jefferies LLC (“Jefferies”) pursuant to which the Company may offer and sell, from time to time, through Jefferies shares of the Company’s common stock, by any method permitted by law deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended. During the nine months ended September 30, 2024, no shares of the Company’s common stock were issued or sold under the Sales Agreement. As of September 30, 2024, an aggregate of $22.6 million was eligible for sale pursuant to the Sales Agreement under the Company’s effective registration statement on Form S-3 (File No. 333-267424).

Term Loan Warrants

In connection with the Company’s former Loan and Security Agreement with Oxford Finance LLC and Silicon Valley Bank (the “Lenders”), which provided for term loans to the Company in an aggregate principal amount of up to $15 million in two tranches on January 15, 2016, the Company issued the Lenders warrants to purchase 5,099 shares of common stock at a per share exercise price of $44.13. The warrants were immediately exercisable upon issuance, and other than in connection with certain mergers or acquisitions, will expire on the ten-year anniversary of the date of issuance. The term loans were repaid in August 2018. All related warrants were outstanding and exercisable as of September 30, 2024.

NOTE 7 — STOCK AWARD PLAN AND STOCK-BASED COMPENSATION

In December 2013, the Company adopted the 2013 Equity Incentive Plan (as subsequently amended and restated, the “Plan”), which provides for the issuance of options, stock appreciation rights, stock awards and stock units.

Stock Option Awards

Stock option activity for employees and non-employees for the nine months ended September 30, 2024 is as follows:

	Shares Issuable Pursuant to Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Terms (years)	Total Intrinsic Value (in thousands)
Outstanding January 1, 2024	1,157,229	$11.36	8.5	$745

Granted	—	$—
Exercised	—	$—
Cancelled/Forfeited	(90,625)	$8.29
Expired	(6,495)	$48.00
Outstanding September 30, 2024	1,060,109	$11.40	7.8	$—
Exercisable September 30, 2024	477,643	$18.31	6.8	$—
Available for future grant	459,486

The weighted average grant-date fair value of stock options outstanding on September 30, 2024 was $8.26 per share. Total unrecognized compensation costs related to non-vested stock options at September 30, 2024 were approximately $2.2 million and are expected to be recognized within future operating results over a weighted-average period of 2.6 years.

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

The Company uses the Black-Scholes model to estimate the fair value of stock options granted. There were no stock options granted during the nine months ended September 30, 2024. For stock options granted during the nine months ended September 30, 2023, the Company utilized the following assumptions:

Nine Months Ended
September 30, 2023
Expected term (years)	5.50
Risk free interest rate	4.68%
Volatility	119%
Dividend yield	0%
Weighted average grant date fair value per share of common stock	$6.26

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

On April 28, 2023, the Compensation Committee of the Company’s board of directors certified the achievement of a performance condition occurring upon FDA acceptance of the NDA for roluperidone. As a result, 50% of the shares of common stock underlying the Company’s PRSUs vested and the Company recognized approximately $0.2 million in non-cash compensation expense, representing 50% of the incremental cost of the PRSUs granted under the Exchange Program. The incremental cost was measured as the excess of the fair value of each new PRSU, measured as of the date the new PRSUs were granted, over the fair value of the stock options surrendered in exchange for the new PRSU, measured immediately prior to the cancellation. The remaining PRSUs vest upon roluperidone receiving FDA marketing approval, provided that such approval occurs within five years after the August 6, 2021 grant date. As of September 30, 2024, 228,213 PRSUs have vested, 20,218 have been cancelled, and 228,209 remain outstanding.

The following table presents stock-based compensation expense included in the Company’s consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Research and development	$84,776	$185,075	$361,270	$667,558
General and administrative	222,932	186,868	714,605	689,759
Total	$307,708	$371,943	$1,075,875	$1,357,317

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

In August 2022, we submitted a New Drug Application (“NDA”) with the U.S. Food and Drug Administration (“FDA”) for our lead product candidate, roluperidone, for the treatment of negative symptoms in schizophrenia. On February 26, 2024, the FDA issued a Complete Response Letter (“CRL”) regarding our NDA for roluperidone. Since receiving the CRL, we have continued to have interactions with the FDA with the goal of addressing the questions raised in the CRL.

We have not received any regulatory approvals to commercialize any of our product candidates, and we have not generated any revenue from the sales or license of our product candidates. We routinely evaluate the status of our drug development programs as well as potential strategic options. We have incurred significant operating losses since inception and expect to continue to incur net losses and negative cash flows from operating activities for the foreseeable future in connection with the clinical and regulatory activities associated with advancing our product candidates. As of September 30, 2024 and December 31, 2023, we had an accumulated deficit of $391.1 million and $396.8 million, respectively. For the nine months ended September 30, 2024 and 2023, we recorded net income of $5.7 million and a net loss of $21.0 million, respectively.

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

Other Income

Other income consists of the gain associated with the adjustment to the carrying amount of the liability related to the sale of future royalties.

Results of Operations

Comparison of Three Months Ended September 30, 2024 versus September 30, 2023

Research and Development Expenses

Research and development expenses were $1.9 million and $3.4 million for the three months ended September 30, 2024 and 2023, respectively, a decrease of approximately $1.5 million. The decrease in research and development expenses was primarily due to lower costs associated with the FDA’s review of our NDA for roluperidone and lower compensation expenses. Non-cash stock compensation costs included in research and development expenses were $0.1 million and $0.2 million for the three months ended September 30, 2024 and 2023, respectively.

General and Administrative Expenses

General and administrative expenses were $2.5 million and $2.6 million for the three months ended September 30, 2024 and 2023, respectively, a decrease of approximately $0.1 million. The decrease in general and administrative expenses was primarily due to lower compensation expenses. Non-cash stock compensation costs included in general and administrative expenses were $0.2 million for both the three months ended September 30, 2024 and 2023.

Foreign Exchange Losses

Foreign exchange losses were $13 thousand and $5 thousand for the three months ended September 30, 2024 and 2023, respectively, a decrease of $8 thousand, primarily due to currency movements.

Investment Income

Investment income was $314 thousand and $349 thousand for the three months ended September 30, 2024 and 2023, respectively, a decrease of approximately $35 thousand, primarily due to cash and cash equivalents balances and interest rates.

Non-Cash Interest Expense for the Sale of Future Royalties

Non-cash interest expense for the sale of future royalties was zero and $2.1 million for the three months ended September 30, 2024 and 2023, respectively, a decrease of $2.1 million. The decrease was primarily due to the change in the effective annual interest rate of the liability related to the sale of future royalties, whereby we no longer recognize interest on the liability as the effective annual interest rate is negative.

Other Income

Other income was $26.6 million and zero for the three months ended September 30, 2024 and 2023, respectively, an increase of $26.6 million, due to the gain associated with the adjustment to the carrying amount of the liability related to the sale of future royalties.

Comparison of Nine Months Ended September 30,2024 versus September 30, 2023

Research and Development Expenses

Research and development expenses were $9.9 million and $8.0 million for the nine months ended September 30, 2024 and 2023, respectively, an increase of approximately $1.9 million. The increase in research and development expenses was primarily due to higher subcontractor fees related to costs associated with our drug substance validation campaign, and the conduct of the MIN-101C18 study, partially offset by lower compensation expenses. Non-cash stock compensation costs included in research and development expenses were $0.4 million and $0.7 million for the nine months ended September 30, 2024 and 2023, respectively.

General and Administrative Expenses

General and administrative expenses were $7.4 million and $8.0 million for the nine months ended September 30, 2024 and 2023, respectively, a decrease of approximately $0.6 million. The decrease in general and administrative expenses was primarily due to lower compensation expenses and professional service fees. Non-cash stock compensation costs included in general and administrative expenses were $0.7 million for both the nine months ended September 30, 2024 and 2023.

Foreign Exchange Losses

Foreign exchange losses were $12 thousand and $21 thousand for the nine months ended September 30, 2024 and 2023, respectively, an increase of $9 thousand, primarily due to currency movements.

Investment Income

Investment income was $1.0 million and $1.1 million for the nine months ended September 30, 2024 and 2023, respectively, a decrease of approximately $0.1 million, primarily due to cash and cash equivalents balances and interest rates.

Non-Cash Interest Expense for the Sale of Future Royalties

Non-cash interest expense for the sale of future royalties was $4.6 million and $6.1 million for the nine months ended September 30, 2024 and 2023, respectively, a decrease of $1.5 million. The decrease was primarily due to the change in the effective annual interest rate of the liability related to the sale of future royalties, whereby we no longer recognize interest on the liability as the effective annual interest rate is negative.

Other Income

Other income was $26.6 million and zero for the nine months ended September 30, 2024 and 2023, respectively, an increase of $26.6 million, due to the gain associated with the adjustment to the carrying amount of the liability related to the sale of future royalties.

Liquidity and Capital Resources

Sources of Liquidity

As of September 30, 2024, we had an accumulated deficit of approximately $391.1 million. We anticipate that we will continue to incur net losses for the foreseeable future as we continue the development and potential commercialization of our product candidates and to support our operations as a public company. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we may never generate product revenue or achieve profitability. As of September 30, 2024, we had approximately $26.6 million in cash, cash equivalents, and restricted cash, which we believe will be sufficient to meet our operating commitments for the next 12 months from the date our financial statements are issued. Our cash requirements primarily relate to expenditures to support the development of roluperidone, which includes advancing the program through the regulatory process.

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

During the nine months ended September 30, 2024, no shares of our common stock were issued or sold under the Sales Agreement. As of September 30, 2024, an aggregate of $22.6 million was eligible for sale pursuant to the Sales Agreement under our effective registration statement on Form S-3 (File No. 333-267424).

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

Until such time, if ever, as we can generate substantial revenue from product sales, we expect to finance our cash needs through a combination of equity offerings, debt financings, government or other third-party funding, commercialization, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of our common stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Additional debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through government or other third party funding, commercialization, marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us. There can be no assurance that such additional funding, if available, can be obtained on terms acceptable to us, and our ability to raise additional capital may be adversely impacted by global economic conditions, geopolitical conflicts, such as the war in Ukraine and hostilities in the Middle East, and other factors. If we are unable to obtain additional financing, future operations would need to be scaled back or discontinued. We believe that our existing cash, cash equivalents, and restricted cash will be sufficient to meet our cash commitments for at least the next 12 months after the date that the financial statements are issued. The timing of future capital requirements depends upon many factors including the size and timing of future clinical trials, the timing and scope of any strategic partnering activity and the progress of other research and development activities.

Cash Flows

The tables below set forth our significant sources and uses of cash for the periods.

	Nine Months Ended September 30,
	2024	2023
	(dollars in millions)
Net cash (used in) provided by:
Operating activities	$(14.4)	$(8.8)
Investing activities	—	—
Financing activities	—	19.6
Net (decrease) increase in cash	$(14.4)	$10.8

Net Cash Used in Operating Activities

Net cash used in operating activities of approximately $14.4 million during the nine months ended September 30, 2024 was primarily due to our net income of $5.7 million, non-cash interest expense for the sale of future royalties of $4.6 million, a $2.4 million increase in accrued expenses and stock-based compensation expense of $1.1 million, offset by the adjustment to the carrying amount of the liability related to the sale of future royalties of $26.6 million, a $1.3 million decrease in accounts payable and a $0.3 million increase in prepaid expenses.

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

Net Cash Provided by Investing Activities

Net cash provided by investing activities was zero during the nine months ended September 30, 2024 and 2023.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was zero during the nine months ended September 30, 2024.

Net cash provided by financing activities of approximately $19.6 million during the nine months ended September 30, 2023 was primarily due to the net proceeds from our Private Placement closed in June 2023.

Critical Accounting Policies and Estimates

In our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, our most critical accounting policies and estimates upon which our financial status depends were identified as those relating to research and development costs; in-process research and development; goodwill; income taxes; and the liability related to the sale of future royalties. We reviewed our policies and determined that those policies were our most critical accounting policies for the nine months ended September 30, 2024.

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

Our management, with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2024. Based on the evaluation of our disclosure controls and procedures as of September 30, 2024, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

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

We are a clinical development-stage biopharmaceutical company. In November 2013, we merged with Sonkei Pharmaceuticals, Inc. (“Sonkei”), and, in February 2014, we acquired Mind-NRG Sarl (“Mind-NRG”), which were also clinical development-stage biopharmaceutical companies. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval or become commercially viable. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we may never generate product revenue or achieve profitability. As of September 30, 2024, we had an accumulated deficit of approximately $391.1 million.

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

Our operations and the historic operations of Sonkei and Mind-NRG have consumed substantial amounts of cash since inception. As of September 30, 2024, we had cash, cash equivalents, and restricted cash of $26.6 million. We believe that our existing cash, cash equivalents, and restricted cash will be sufficient to meet our cash commitments for at least the next 12 months after the date that our interim condensed financial statements are issued. The process of drug development can be costly, and the timing and outcomes of clinical trials are uncertain. The assumptions upon which we have based our estimates are routinely evaluated and may be subject to change. The actual amount of our expenditures will vary depending upon a number of factors, including, but not limited to, the design, timing and duration of future clinical trials, the progress of our research and development programs, the infrastructure to support a commercial enterprise, the cost of a commercial product launch, and the level of financial resources available.

We will require additional capital to continue advancing the development, regulatory approval process and potential commercialization of roluperidone and other potential product candidates that we may develop in the future. Because the length of time and activities associated with successful development of product candidates are highly uncertain, we are unable to estimate with certainty the actual funds we will require for development and any approved marketing and commercialization activities. Additional capital may not be available in sufficient amounts or on reasonable terms, if at all, and our ability to raise additional capital may be adversely impacted by global economic conditions, geopolitical conflicts, such as the war in Ukraine and hostilities in the Middle East, and other factors. Our future funding requirements, both short and long-term, will depend on many factors, including:

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

Delisting from The Nasdaq Capital Market could also result in other negative consequences, including the potential loss of confidence by suppliers, customers and employees, the loss of institutional investor interest, fewer business development opportunities and potential liabilities arising from stockholder litigation or other disputes.

As previously reported, on April 10, 2024, we received a deficiency letter from Nasdaq notifying us that for the last 31 consecutive business days, the market value of listed securities (“MVLS requirement”) for our common stock had been below the minimum MVLS requirement of $35 million pursuant to Nasdaq Listing Rule 5550(b)(2) (the “Rule”). In accordance with the listing rules of Nasdaq, we were provided with a grace period of 180 calendar days, or until October 7, 2024, to regain compliance.

As previously reported, on October 8, 2024, we received a second written notice from Nasdaq indicating that, based upon our continued non-compliance with the Rule, the staff of Nasdaq had determined to delist our securities from The Nasdaq Capital Market unless we timely request a hearing before a Nasdaq Hearings Panel (the “Panel”). As a result, we have timely requested a hearing before the Panel, which had the effect of staying the delisting action pending the completion of the hearing and the expiration of any additional extension period granted by the Panel following the hearing. Under the Nasdaq Listing Rules, the Panel has the discretion to grant a further extension not to exceed April 5, 2025. Notwithstanding, there can be no assurance that the Panel will grant us a further extension or that we will ultimately regain compliance with all applicable requirements for continued listing on The Nasdaq Capital Market.

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

Date: November 5, 2024