Form 10-K
period 2024-12-31
Minerva Neurosciences, Inc.
filed 2025-02-25
CIK 1598646

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate value of the Company’s Common Stock held by non-affiliates of the Company was approximately $12.9 million as of June 30, 2024, when the last reported sales price was $3.19 per share.

The number of shares of Registrant’s Common Stock outstanding as of February 20, 2025 was 6,993,406.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement relating to the 2025 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A with the Securities and Exchange Commission are incorporated by reference into Part III of this Report. Such proxy statement will be filed with the Securities and Exchange Commission not later than 120 days following the end of the Registrant’s fiscal year ended December 31, 2024.

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

We have not received any regulatory approvals to commercialize any of our product candidates, and we have not generated any revenue from the sales or license of our product candidates. We routinely evaluate the status of our drug development programs as well as potential strategic options. We have incurred significant operating losses since inception and expect to continue to incur net losses and negative cash flows from operating activities for the foreseeable future in connection with the clinical and regulatory activities associated with advancing our product candidates. As of December 31, 2024 and 2023, we had an accumulated deficit of $395.4 million and $396.8 million, respectively. For the years ended December 31, 2024 and 2023, we recorded net income of $1.4 million and a net loss of $30.0 million, respectively. We believe our product candidates have potential to improve the lives of a large number of affected patients and their families who are currently not well-served by available therapies. According to Datamonitor, an independent market research firm, in 2024 approximately 2.9 million people suffered from schizophrenia in the United States (“U.S.”), Japan, the United Kingdom (“UK”), and the four major European Union (“EU”) markets of France, Germany, Italy, and Spain. There is no approved treatment to address negative symptoms in patients with schizophrenia in the U.S., which is a significant driver of the cost burden of that disease. An estimated 69% of treated patients with schizophrenia have predominant/persistent negative symptoms. Negative symptoms also exist in other CNS diseases beyond schizophrenia, the existing treatments for which we believe are poorly addressed in a broad range of indications such as Alzheimer’s disease, Parkinson’s disease and depression.

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

Complete Response Letter (CRL)

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

On May 8, 2023, we received confirmation from the FDA that the NDA for roluperidone has been filed in accordance with the Appeal Granted letter dated April 27, 2023 and assigned a standard review classification and a Prescription Drug User Fee Act (“PDUFA”) goal date of February 26, 2024. The FDA advised that it identified potential review issues that had been previously cited in the RTF decision letter, which included those discussed at a Type C meeting in March 2022, described further below.

New Drug Application Submission

In August 2022, we submitted an NDA to the FDA for roluperidone for the treatment of negative symptoms in patients with schizophrenia. The NDA submission is supported by results from two late-stage, well-controlled studies in patients with moderate to severe negative symptoms and stable positive symptoms of schizophrenia, referred to as Study MIN-101C03 (the Phase 2b trial) and Study MIN-101C07 (the Phase 3 trial). Both studies were planned to constitute the bulk of evidence of roluperidone’s effectiveness for the indication of treating negative symptoms of schizophrenia. This plan relied on both studies having the same overall study design: both were multicenter, multinational, randomized, double-blind, placebo-controlled, parallel-group studies in which patients received either 32 mg or 64 mg doses of roluperidone. In both studies, if patients were taking antipsychotic treatments, they were discontinued and a washout period of at minimum two days was implemented before beginning the assigned study treatment. Both studies capture comparative placebo-controlled data through their 12-week double-blind period. Both studies also provide long-term exposure data regarding the safety and tolerability of roluperidone, as well as efficacy based on blinded doses of roluperidone, specifically intended to demonstrate the maintenance of improvement in negative symptoms and the low rate of worsening of positive symptoms following 24-week (Study MIN-101C03) and 40-week (Study MIN-101C07) Open Label (“OL”) periods. With the exception of the duration of the OL period, these two studies were nearly identical with respect to patient population and main assessment tools (namely, Positive and Negative Syndrome Scale (“PANSS”), Personal and Social Performance Scale (“PSP”), and Clinical Global Impression (“CGI”)). As such, the data from these studies are the basis for the decision to submit the application at this stage of development as we believe they provide data to support the long-term safety and efficacy in adults in an area of high unmet medical need.

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

The superiority of roluperidone over placebo was also demonstrated in Study MIN-101C07. Although the primary analysis (intent-to-treat (“ITT”)) of change from Baseline in the NSFS to Week 12 for roluperidone compared to placebo marginally missed statistical significance (p ≤ 0.064), the results were quantitatively superior for 64 mg roluperidone treatment. Furthermore, the analysis of the modified intent-to-treat (“mITT”) population (mITT data set excludes data from one clinical site with implausible results for the 17 patients recruited at this site) demonstrated a nominal statistically significant improvement in the NSFS for 64 mg roluperidone compared to placebo (p ≤ 0.044). In addition, statistically significant improvements (unadjusted) in the NSFS from Baseline were seen as early as Weeks 4 and 8 for 64 mg roluperidone compared to placebo for both the ITT and the mITT populations. PSP Total score (sole key secondary endpoint measuring vocational and social skills) reached statistical significance for both ITT and mITT populations (p ≤ 0.022 and p ≤ 0.017, respectively). Further improvements in the NSFS and PSP Total score were also seen during the 40-week OL period.

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

Competition

Roluperidone: Competition in the Pharmaceutical Market for the Treatment of Schizophrenia

Current drug therapies for the treatment of schizophrenia mainly target the positive symptoms of the disease. When patients present positive symptoms and require treatment, they are typically given either conventional “first-generation” antipsychotic medication, such as GlaxoSmithKline’s Thorazine Sanofi-Aventis’ Largactil (chlorpromazine) and Janssen’s Haldol (haloperidol), or second-generation “atypical antipsychotics,” such as Novartis’ Clozaril (clozapine), Janssen’s Risperdal (risperidone), AstraZeneca’s Seroquel (quetiapine), Eli Lilly’s Zyprexa (olanzapine) and Bristol-Myers Squibb’s Abilify (aripiprazole). More recently, in February 2020, Intra-Cellular Therapies launched Caplyta (lumateperone) for the treatment of schizophrenia. It has since demonstrated efficacy in bipolar depression and received FDA approval in December 2021. In September 2024, FDA approved a new type of treatment for schizophrenia from Bristol Meyers Squibb which works differently from “atypical antipsychotics”. Cobenfy (previously known as KarXT and developed by Karuna Therapeutics) targets proteins in the brain called muscarinic receptors, which may indirectly impact dopamine.

Both first and second generation antipsychotics as well as more recent entrants to the market have not shown any benefit on negative symptoms and cognitive symptoms in a monotherapy clinical study. In addition, certain older therapies have extensive side effects such as weight gain, metabolic syndrome, sedation, nausea, movement disorders, restlessness, insomnia, impairment of cognitive skills, and prolactin increase. More recent entrants into the market have made claims that they have an improved side effect profile compared to antipsychotics. Since schizophrenia has a wide range of symptoms, multiple therapeutics are often prescribed in an attempt to address all aspects of the disease, compounding these side effects.

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

Specific compounds under late-stage development that include negative symptoms as a target include Acadia Pharmaceuticals’ pimavanserin, a selective serotonin 5HT2A inverse agonist (“SSIA”) that is approved for the treatment of hallucinations and delusions associated with Parkinson’s disease psychosis. During 2019, Acadia initiated a second Phase 3 pivotal study, ADVANCE-2. The Phase 3 program evaluated the efficacy of pimavanserin in patients with predominantly negative symptoms of schizophrenia who have achieved adequate control of positive symptoms with their existing antipsychotic treatment. On March 11th 2024, Acadia announced that the study did not meet the primary endpoint. There have been no further clinical studies initiated with pimavanserin in negative symptoms of schizophrenia. In January 2019, Lundbeck indicated they would begin proof-of-concept studies for Lu AF11167, a PDE-10 inhibitor for the treatment of persistent negative symptoms in schizophrenia. In August 2020, Lundbeck announced they were discontinuing the trial based on the results of a futility interim analysis, which concluded that the trial was unlikely to achieve statistical significance on its primary endpoint, mean change from baseline to week 12 on the Brief Negative Symptom Scale (“BNSS”).

Other products in clinical development, as a monotherapy or as an adjunctive treatment, whose targets include negative symptoms, (although not necessarily defined as a primary outcome of their clinical trials) are SyneuRx’s NaBen, Neurocrine NBI-568 and NBI-570, and products being developed by Luye Pharma Group and Denovo Biopharma. In addition, a number of academic groups are conducting studies with existing compounds for the treatment of negative symptoms of schizophrenia.

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

Pharmaceutical Compositions

We own four granted U.S. patents, U.S. Patent Nos. 9,458,130, 9,730,920, 10,258,614 and 10,799,493, and patents in Australia, Brazil, Chile, Colombia, Eurasia, Europe, Israel, Mexico, New Zealand, Peru, South Africa, and Ukraine, as well as pending applications in the U.S., Australia, Canada, Europe, Israel, Ukraine, and South Africa that cover a novel formulation comprising roluperidone. This novel formulation provides improved therapeutic response and minimizes the potential for transient QTc increases – and thus safety issues – when compared to previous formulations. Because of this improved safety profile, it is this formulation of roluperidone that is being used in Phase 3 clinical trials, and it is this formulation that we expect will be the basis for approval in the US and EU. The granted U.S. patents, as well as any other U.S. or foreign patents that may grant from these applications, will expire no earlier than November 30, 2035. The U.S. patents are listable in the FDA’s Orange Book and would, we believe, bar generic competition during their terms. In addition to the patent terms referenced above, a patent term extension of up to 5 years may also be available.

We also own two granted U.S. Patents, U.S. Patent Nos. 11,464,744 and 12,048,768, patents in Australia, Colombia, Israel, Mexico, Russian, and Ukraine, as well as pending applications in the U.S., Australia, Brazil, Canada, Chile, Europe, Israel, Mexico, New Zealand, Peru, Russia, Ukraine, and South Africa that cover gastro-resistant, controlled release dosage formulations of roluperidone. The terms of any future granted patents in this patent family would expire no earlier than June 21, 2038. U.S. patents in this family may be listable in the FDA’s Orange Book. In addition to the patent terms referenced above, a patent term extension of up to 5 years may also be available.

Methods of Use

We own U.S. Patent No. 9,732,059, three granted patents in Russia, three granted patents in Canada, and four granted patents in a number of European territories (Austria, Belgium, Denmark, Finland, France, Germany, Greece, Ireland, Italy, Luxembourg, Netherlands, Norway, Poland, Portugal, Spain, Sweden, Switzerland, Turkey, United Kingdom, Anguilla, Bermuda, Cayman Islands, Gibraltar, Jersey, Turks & Caicos Islands, and British Virgin Islands), as well as pending applications in United States, Canada,

Europe, and Russia across two patent families that are directed to methods of use of roluperidone to treat negative and other symptoms of schizophrenia, sleep disorders, depression, and other sigma-2 disorders or conditions. U.S. Patent No. 9,732,059 covers the use of roluperidone to treat one or more negative symptoms of schizophrenia and will not expire until 2033, including 558 days of Patent Term Adjustment. This patent is listable in the FDA’s Orange Book and would, we believe, bar generic competition during its term. A patent term extension of up to 5 years may also be available. The foreign patents, as well as any future U.S. or foreign patents granting in these families, are scheduled to expire no earlier than July 20, 2031.

In addition, we own patents in the U.S. Mexico, and Russia, as well as pending applications in the U.S., Australia, Brazil, Canada, Chile, Europe, Israel, Mexico, New Zealand, Russia, Ukraine, and South Africa directed to the use of roluperidone to treat negative symptoms, various disorders (including autism disorders, amblyopia, personality disorders, traumatic brain injury), as well as increasing neuroplasticity and promoting neuroprotection in subjects in need thereof. The U.S. Patent and any future U.S. or foreign patents granting from these applications would expire no earlier than August 21, 2039.

We also own patent applications in the U.S., Australia, Brazil, Canada, Chile, China, Eurasia, Europe, Israel, Japan, South Korea, Mexico, New Zealand, Ukraine, and South Africa directed to methods of preventing relapse in a schizophrenia patient comprising administering roluperidone to the patient. Any future U.S. or foreign patents granting from these applications would expire no earlier than February 13, 2043.

We also own an international (PCT) application directed to methods of treating lysosomal storage disorders or a symptom of a lysosomal storage disorder comprising administering roluperidone. Any patents granting from national phase applications that may be filed based upon this PCT application would expire no earlier than October 23, 2044.

MIN-301

We own a patent family that is directed to the use of MIN-301 for treating neurologic and psychiatric diseases, including Parkinson’s disease. This patent family includes patents granted in the U.S., Australia, Brazil, Canada, Europe (Austria, Belgium, Denmark, France, Germany, Greece, Ireland, Italy, Netherlands, Norway, Portugal, Spain, Sweden, Switzerland, Turkey and United Kingdom), Japan, Mexico and Russia. Applications are also pending in the United States. Any existing and future granted patents in this family will expire no earlier than November 17, 2028. A patent term extension of up to five years may be available in the United States.

Sigma Ligands

We own a U.S. patent and patent applications in the U.S., Australia, Canada, China, Europe, Japan, and Hong Kong directed to sigma ligand compounds and their potential use in treating a variety of diseases and disorders, including pain disorders, CNS disorders (e.g., Parkinson’s disease and Alzheimer’s disease), viruses, and cancer. The U.S. Patent, as well as any future US or foreign patents granting from these applications would expire no earlier than August 12, 2041.

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

For small molecules, such as roluperidone, the data and marketing exclusivity period in the U.S. is generally four and five years, respectively, measured from the FDA approval date. If MIN-301 is approved as a biologic product, it may be eligible for a data and marketing exclusivity period of twelve years in the U.S. The data and marketing exclusivity periods in the U.S. may be extended by an additional 6 months of pediatric exclusivity if a qualifying pediatric study is performed. Similar data and market exclusivity opportunities are available in the EU; for more information, see the section titled “—Government Regulation and Product Approval—Data and Marketing Exclusivity in the EU” below.

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

Commercialization

Except for most of Asia, we have global commercialization rights for roluperidone. We also own worldwide rights for MIN-301 and the Sigma Ligands. We believe that it will be possible for us to access European and, in the case of roluperidone, Sigma Ligands, and MIN-301, other priority markets including the United States, Asia, and Latin America, through a focused, specialized sales force where the population dynamics would prove efficient. We may enter into sales, distribution or other marketing arrangements with third parties for priority markets or limited to certain territories for any of our drug candidates that obtain regulatory approval.

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

The CTR is intended to harmonize and streamline clinical trial authorizations, simplify adverse-event reporting procedures, improve the supervision of clinical trials and increasing their transparency. Specifically, the Regulation, which is directly applicable in all EU Member States, introduces a streamlined application procedure through a single-entry point, the “EU portal,” the Clinical Trials Information System (“CTIS”); a single set of documents to be prepared and submitted for the application; as well as simplified reporting procedures for clinical trial sponsors. A harmonized procedure for the assessment of applications for clinical trials has been introduced and is divided into two parts. Part I assessment is led by the competent authorities of a reference Member State selected by the trial sponsor and relates to clinical trial aspects that are considered to be scientifically harmonized across EU Member States. This assessment is then submitted to the competent authorities of all concerned Member States in which the trial is to be conducted for their review. Part II is assessed separately by the competent authorities and Ethics Committees in each concerned EU Member State. Individual EU Member States retain the power to authorize the conduct of clinical trials on their territory. The CTR foresaw a three-year transition period that ended on January 31, 2025. Since this date, all new or ongoing trials are subject to the provisions of the CTR.

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

Brexit

The United Kingdom’s, or UK, withdrawal from the EU on January 31, 2020, commonly referred to as Brexit, has changed the regulatory relationship between the UK and the EU. The Medicines and Healthcare products Regulatory Agency, or MHRA, is now the UK’s standalone regulator for medicinal products and medical devices. The United Kingdom is no longer subject to EU regulations ((Northern Ireland continues to follow certain limited EU regulatory rules, including in relation to medical devices, but not in relation to medicinal products).

The UK regulatory framework in relation to clinical trials is governed by the Medicines for Human Use (Clinical Trials) Regulations 2004, as amended, which is derived from the CTD, as implemented into UK national law through secondary legislation. On January 17, 2022, the UK Medicines and Healthcare products Regulatory Agency, or MHRA, launched an eight-week consultation on reframing the UK legislation for clinical trials. The UK Government published its response to the consultation on March 21, 2023 confirming that it would bring forward changes to the legislation and such changes were laid in parliament on December 12, 2024. These resulting legislative amendments will, if implemented in their current form, bring the UK into closer alignment with the EU CTR. In October 2023, the MHRA announced a new Notification Scheme for clinical trials which enables a more streamlined and risk-proportionate approach to initial clinical trial applications for Phase 4 and low-risk Phase 3 clinical trial applications.

Marketing authorizations in the UK are governed by the Human Medicines Regulations (SI 2012/1916), as amended. Since January 1, 2021, an applicant for the EU centralized procedure marketing authorization can no longer be established in the UK. As a result, since this date, companies established in the UK cannot use the EU centralized procedure and instead must follow one of the UK national authorization procedures or one of the remaining post-Brexit international cooperation procedures to obtain a marketing authorization to market products in the UK. All existing EU marketing authorizations for centrally authorized products were automatically converted or grandfathered into UK marketing authorization, effective in Great Britain only, free of charge on January 1, 2021, unless the marketing authorization holder opted-out of this possibility. Northern Ireland remained within the scope of EU authorizations in relation to centrally authorized medicinal products until January 1, 2025. However, on January 1, 2025, a new arrangement as part of the so-called “Windsor Framework” came into effect and reintegrated Northern Ireland under the regulatory authority of the MHRA with respect to medicinal products. The Windsor Framework removes EU licensing processes and EU labelling and serialization requirements in relation to Northern Ireland and introduces a UK-wide licensing process for medicines.

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

There is no pre-marketing authorization orphan designation for medicinal products in the UK. Instead, the MHRA reviews applications for orphan designation in parallel to the corresponding marketing authorization application. The criteria are essentially the same as those in the EU, but have been tailored for the market. This includes the criterion that prevalence of the condition in the United Kingdom, rather than the EU, must not be more than five in 10,000. Upon the grant of a marketing authorization with orphan status, the medicinal product will benefit from up to 10 years of market exclusivity from similar products in the approved orphan indication. The start of this market exclusivity period will be set from the date of first approval of the product in the United Kingdom.

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

The federal Physician Payments Sunshine Act and its implementing regulations requires manufacturers of drugs, devices, biologicals and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the Centers for Medicare and Medicaid Services (“CMS”) information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain other healthcare professionals (such as physician assistants and nurse practitioners) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members.

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

Additionally, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. presidential executive orders, congressional inquiries and proposed federal and proposed and enacted state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. For example, on August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”) was signed into law which, among other things, (1) directs the U.S. Department of Health and Human Services (“HHS”) to negotiate the price of certain single-source drugs covered under Medicare that have been on the market for at least 7 years and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions began to take effect progressively starting in fiscal year 2023. On August 15, 2024, HHS announced the agreed-upon price of the first ten drugs that were subject to price negotiations, although the Medicare drug price negotiation program is currently subject to legal challenges. On January 17, 2025, HHS selected fifteen additional products covered under Part D for price negotiation in 2025. Each year thereafter more Part B and Part D products will become subject to the Medicare drug price negotiation program. It is currently unclear how the IRA will be implemented but is likely to have a significant impact on the pharmaceutical industry.

Further, on February 14, 2023, HHS released a report outlining three new models for testing by the CMS Innovation Center which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future. On December 7, 2023, the Biden administration announced an initiative to control the price of prescription drugs through the use of march-in rights under the Bayh-Dole Act. On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework. At the state level, legislatures are passing increasing amounts of legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. For example, on January 5, 2024, the FDA approved Florida’s Section 804 Importation Program (SIP) proposal to import certain drugs from Canada for specific state healthcare programs. It is unclear how this program will be implemented, including which drugs will be chosen, and whether it will be subject to legal challenges in the United States or Canada. Other states have also submitted SIP proposals that are pending review by the FDA.

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

In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives, including the ACA, which substantially changed healthcare financing and delivery by both governmental and private insurers, and significantly impacted the pharmaceutical industry. The ACA contains provisions that may potentially reduce the profitability of products, including, for example, increased rebates for products sold to Medicaid programs, extension of Medicaid rebates to Medicaid managed care plans, mandatory discounts for certain Medicare Part D beneficiaries and annual fees based on pharmaceutical companies’ share of sales to federal health care programs. There have been executive, judicial and congressional challenges and amendments to the ACA, as well as to repeal or replace certain aspects of the ACA. For example, the IRA, among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and creating a new manufacturer discount program. It is unclear how any such challenges and additional healthcare reform measures of the second Trump administration will impact the ACA and our business.

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

Employees and Human Capital Resources

Employees

As of December 31, 2024, we had 8 full-time employees. In addition, we are or have engaged with a number of consultants and companies, including Pharma Partnering in Research & Strategy SAS (“PPRS”), that provide expertise in the key functions involved with the development of our products. None of our employees is subject to a collective bargaining agreement and we consider our relationship with our employees to be good.

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

We are a clinical development-stage biopharmaceutical company. In November 2013, we merged with Sonkei Pharmaceuticals, Inc. (“Sonkei”), and, in February 2014, we acquired Mind-NRG Sarl (“Mind-NRG”), which were also clinical development-stage biopharmaceutical companies. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval or become commercially viable. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we may never generate product revenue or achieve profitability. Our net income was $1.4 million and our net loss was $30.0 million for the fiscal years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, we had an accumulated deficit of approximately $395.4 million.

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

On February 26, 2024, the FDA issued a Complete Response Letter (the “CRL”) to our NDA for roluperidone for the treatment of negative symptoms in schizophrenia. The CRL provided that the FDA had completed its review of the NDA and had determined that it could not approve the NDA in its present form. Specifically, the FDA cited the following clinical deficiencies: (i) although one study (MIN-101C03) demonstrated statistical significance on the primary efficacy endpoint, it is insufficient on its own to establish substantial evidence of effectiveness; (ii) the NDA submission lacks data on concomitant antipsychotic administration; (iii) the NDA submission lacks data needed to establish that the change in negative symptoms of schizophrenia with roluperidone treatment was clinically meaningful; and (iv) the submitted safety database included an inadequate number of subjects exposed to roluperidone at the proposed dose (64 mg) for at least 12 months. To address these deficiencies, the FDA stated that we must submit at least one additional positive, adequate, and well-controlled study to support the safety and effectiveness of roluperidone for the treatment of negative symptoms. We must also provide additional data to demonstrate the safety and efficacy of roluperidone co-administered with antipsychotic medications, to support that observed effect on negative symptoms with roluperidone treatment corresponds to a clinically meaningful change, and to demonstrate the long-term safety of the proposed dose. See the section titled “Item 1. Business—Our Clinical-Stage Programs—Clinical and Regulatory Updates—Complete Response Letter” for more information. While we have continued to have interactions with the FDA since receiving the CRL, with the goal of addressing questions raised in the CRL, there can be no assurances that we will obtain approval for roluperidone in a timely manner, on favorable terms, or at all. As a result, the regulatory approval process for roluperidone in the United States is highly uncertain. If we do not obtain approval of roluperidone in the United States, or if the approval is delayed, it would have a material adverse impact on our business. Even if we are able to obtain approval, the expense and time to do so could adversely impact our ability to successfully commercialize roluperidone or conduct our other business operations and our financial condition could be materially harmed.

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

Our operations and the historic operations of Sonkei and Mind-NRG have consumed substantial amounts of cash since inception. As of December 31, 2024, we had cash, cash equivalents, and restricted cash of $21.5 million. We believe that our existing cash, cash equivalents, and restricted cash will be sufficient to meet our cash commitments for at least the next 12 months after the date that the year-end condensed financial statements are issued. The process of drug development can be costly, and the timing and outcomes of clinical trials are uncertain. The assumptions upon which we have based our estimates are routinely evaluated and may be subject to change. The actual amount of our expenditures will vary depending upon a number of factors, including, but not limited to, the design, timing and duration of future clinical trials, the progress of our research and development programs, the infrastructure to support a commercial enterprise, the cost of a commercial product launch, and the level of financial resources available.

We will require additional capital in the short-term to continue advancing the development and regulatory approval process of roluperidone. We will also require additional capital in the long-term to advance the development, regulatory approval process and potential commercialization of roluperidone and other potential product candidates that we may develop in the future. Because the length of time and activities associated with successful development of product candidates are highly uncertain, we are unable to estimate with certainty the actual funds we will require for development and any approved marketing and commercialization activities. Additional capital may not be available in sufficient amounts, on the requisite timing or on reasonable terms, if at all, and our ability to raise additional capital may be adversely impacted by global economic conditions, geopolitical conflicts, such as the war in Ukraine and hostilities in the Middle East, and other factors. Our future funding requirements, both short and long-term, will depend on many factors, including:

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

If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to delay, limit or terminate the development or commercialization of one or more of our product candidates or other operations, including exploring strategic alternatives and partnership opportunities and potentially discontinue operations altogether. In addition, when we need to secure additional financing, such additional fundraising efforts may divert our management from our day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates. Any of these events could significantly harm our business, financial condition and prospects, and our stockholders could lose all or part of their investment in our company.

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

As a result of our limited resources and development deferral combined with the overall market conditions, we recognized a non-cash charge of $15.2 million as of December 31, 2021 related to the impairment of the intangible asset for MIN-301. We had previously recognized in-process research and development for MIN-301 in conjunction with the acquisition of MIN-301 during 2014. No updates were made in respect of the development of MIN-301 during 2024.

Our ability to use net operating losses (“NOL”) carryforwards may be limited.

Our ability to use our federal and state NOL carryforwards to offset potential future taxable income is dependent upon our generation of future taxable income before the expiration dates of the NOL carryforwards, and we cannot predict with certainty when, or whether, we will generate sufficient taxable income to use all of our NOL carryforwards. Under current law, federal NOL carryforwards generated in taxable years beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such NOL carryforwards is limited to 80% of taxable income. Many states have similar laws. As of December 31, 2024, we had approximately $156.8 million of federal net operating losses that will begin to expire in 2036, if not utilized. Of the total federal net operating loss, approximately $135.4 million has an unlimited carryforward and therefore will not expire. As of December 31, 2024, we had approximately $7.7 million of New Jersey and approximately $148.1 million of Massachusetts operating losses that will begin to expire in 2029 and 2037, respectively, if not utilized. Accordingly, certain of our federal and state NOL carryforwards could expire unused and be unavailable to offset future income tax liabilities.

In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), federal NOL carryforwards may become subject to an annual limitation in the event of certain cumulative changes in our ownership. An “ownership change” pursuant to Section 382 of the Code generally occurs if one or more stockholders or groups of stockholders who own at least 5% of the company’s stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. We may be subject to an annual limitations on the amount of NOL carryforwards that can be utilized in each year. It is also possible that some or all of our NOL carryforwards could be limited by the provisions of Section 382 of the Code as a result of future changes in ownership, including as a result of subsequent sales of securities by us or our stockholders. Further, state NOL carryforwards may be similarly limited. Any such disallowances may result in greater tax liabilities than we would incur in the absence of such a limitation and any increased liabilities could adversely affect our business, results of operations, financial condition and cash flow.

Changes in tax laws or tax rulings could materially affect our financial position, results of operations, and cash flows.

The tax regimes we are subject to or operate under, including income and non-income taxes, are unsettled and may be subject to significant change. Changes in tax laws, regulations, or rulings, or changes in interpretations of existing laws and regulations, could materially affect our financial position and results of operations. For example, the Tax Cuts and Jobs Act Tax Act enacted in 2017 (the “Tax Act”) made broad and complex changes to the U.S. tax code, including changes to U.S. federal tax rates, additional limitations on the deductibility of interest, both positive and negative changes to the utilization of future NOL carryforwards, allowing for the expensing of certain capital expenditures, and putting into effect the migration from a “worldwide” system of taxation to a territorial system. Moreover, the IRA provides for a minimum tax equal to 15% of the adjusted financial statement income of certain large corporations, as well as a 1% excise tax on certain share buybacks by public corporations that would be imposed on such corporations. The issuance of additional regulatory or accounting guidance related to the Tax Act or the IRA could materially affect our tax obligations and effective tax rate. In addition, our tax position could be adversely impacted by changes in tax laws applicable to corporate multinationals which have been proposed, and, in some cases, enacted by various countries, and by other international tax developments including the implementation of the base erosion and profit shifting project led by the Organization for Economic Cooperation and Development and certain tax initiatives proposed by the European Commission. These changes and developments include changes to the existing framework in respect of income taxes, as well as the imposition of new types of non-income taxes (such as taxes based on a percentage of revenue) which could apply to our business. These types of changes to the taxation of our activities could increase our worldwide effective tax rate, increase the amount of taxes imposed on our business and our compliance costs, and harm our financial position. Such changes may also apply retroactively to our historical operations and result in taxes greater than the amounts estimated and recorded in our financial statements.

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

If, following submission, our application is not accepted for substantive review or approved, the EMA, FDA or other comparable foreign regulatory authorities may require that we conduct additional clinical or pre-clinical trials, provide additional data, manufacture additional validation batches or develop additional analytical tests methods before they will reconsider our application. On October 14, 2022, we received a refusal-to-file communication from the FDA for our NDA submission for roluperidone, our lead product candidate, which decision was confirmed by the FDA in a subsequent Type A meeting. On April 27, 2023, the FDA filed our NDA for roluperidone following our request for formal dispute resolution and appeal of the refusal-to-file letter. On May 8, 2023, we received confirmation from the FDA that our NDA for roluperidone had been assigned a standard review classification and a PDUFA goal date of February 26, 2024. The FDA also advised that it identified potential review issues that had been previously cited in the RTF decision letter, which included those discussed at the Type C meeting in March 2022. See the section titled “Item 1. Business— Our Clinical-Stage Programs—Clinical and Regulatory Updates—Type C Meeting” for more information. On February 26, 2024, the FDA issued a CRL to our NDA for roluperidone. See the section titled “Item 1. Business—Our Clinical-Stage Programs—Clinical and Regulatory Updates—Complete Response Letter” for more information. See also the risk factor above titled “We have incurred significant losses since our inception. We expect to continue to incur losses over the next several years and may never achieve or maintain profitability.” As a result of the CRL, we potentially need additional studies. Additional studies and data would impose increased costs and delays in the regulatory approval process, which may require us to expend more resources than we have available. In addition, the EMA, FDA or other comparable foreign regulatory authorities may not consider any additional required trials, data or information that we perform or provide to be sufficient, or we may decide, or be required, to abandon the program.

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

If a prolonged government shutdown occurs or if global health concerns prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

The policies of the FDA, the competent authorities of the EU Member States, the European Commission and other comparable regulatory authorities with respect to drugs or clinical trials may change and additional government regulations may be enacted. As an example, the regulatory landscape related to clinical trials in the EU has evolved. The EU Clinical Trials Regulation (“CTR”), which was adopted in April 2014 and repeals the EU Clinical Trials Directive, became applicable on January 31, 2022. The CTR permits trial sponsors to make a single submission to both the competent authority and an ethics committee in each EU Member State, leading to a single decision for each EU Member State. The assessment procedure for the authorization of clinical trials has been harmonized as well, including a joint assessment of some elements of the application by all EU Member States in which the trial is to be conducted, and a separate assessment by each EU Member State with respect to specific requirements related to its own territory, including ethics rules. Each EU Member State’s decision is communicated to the sponsor through a centralized EU portal. The CTR foresaw a three-year transition period that ended on January 31, 2025. Since this date, all new or ongoing trials are subject to the provisions of the CTR. Our compliance with the CTR requirements and that of our third-party service providers, such as CROs, may impact our developments plans.

On April 26, 2023, the European Commission adopted a proposal for a new Directive and Regulation to revise the existing pharmaceutical legislation and on 10 April 2024, the Parliament adopted its related position. The proposed revisions remain to be agreed and adopted by the European Council. Moreover, on December 1, 2024, a new European Commission took office. The proposal could, therefore, still be subject to revisions. If adopted in the form proposed, the recent European Commission proposals to revise the existing EU laws governing authorization of drugs may result in a decrease in data and market exclusivity for our product candidates in the EU.

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

Additionally, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Presidential executive orders, Congressional inquiries and proposed federal and proposed and enacted state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. For example, on August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”) was signed into law which, among other things, (1) directs U.S. Department of Health and Human Services (“HHS”) to negotiate the price of certain single-source drugs covered under Medicare that have been on the market for at least 7 years and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has and will continue to issue and update guidance as these programs are implemented. These provisions began to take effect progressively starting in fiscal year 2023. On August 15, 2024, HHS announced the agreed-upon price of the first ten drugs that were subject to price negotiations, although the Medicare drug price negotiation program is currently subject to legal challenges. On January 17, 2025, HHS selected fifteen additional products covered under Part D for price negotiation in 2025. Each year thereafter more Part B and Part D products will become subject to the Medicare Drug Price

Negotiation Program. It is currently unclear how the IRA will be implemented but is likely to have a significant impact on the pharmaceutical industry. Further, on February 14, 2023, HHS released a report outlining three new models for testing by the CMS Innovation Center which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future. Further, on December 7, 2023, the Biden administration announced an initiative to control the price of prescription drugs through the use of march-in rights under the Bayh-Dole Act. On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework. At the state level, legislatures are passing increasing amounts of legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. For example, on January 5, 2024, the FDA approved Florida’s Section 804 Importation Program (SIP) proposal to import certain drugs from Canada for specific state healthcare programs. It is unclear how this program will be implemented, including which drugs will be chosen, and whether it will be subject to legal challenges in the United States or Canada. Other states have also submitted SIP proposals that are pending review by the FDA.

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

For example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, “ACA”) broadened access to health insurance, reduced or constrained the growth of healthcare spending, enhanced remedies against healthcare fraud and abuse, add imposed new transparency requirements for healthcare and health insurance industries, imposed new taxes and fees on pharmaceutical manufacturers and imposed additional health policy reforms. Since the ACA’s enactment, there have been executive, judicial and Congressional challenges and amendments to certain aspects of the ACA. For example, the IRA, among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and creating a new manufacturer discount program. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is unclear how any such challenges and additional healthcare reform measures of the second Trump administration will impact the ACA and our business.

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

In December 2021, Regulation No 2021/2282 on Health Technology Assessment, or HTA, amending Directive 2011/24/EU, was adopted in the EU. This Regulation, which entered into force in January 2022 and began to apply on January 12, 2025, through a phased implementation. The Regulation is intended to boost cooperation among EU Member States in assessing health technologies, including new medicinal products, and provides the basis for cooperation at EU level for joint clinical assessments in these areas. The Regulation permits EU Member States to use common HTA tools, methodologies, and procedures across the EU, working together in four main areas, including joint clinical assessment of the innovative health technologies with the most potential impact for patients, joint scientific consultations whereby developers can seek advice from HTA authorities, identification of emerging health technologies to identify promising technologies early, and continuing voluntary cooperation in other areas. Individual EU Member States continue to be responsible for assessing non-clinical (e.g., economic, social, ethical) aspects of health technologies, and making decisions on pricing and reimbursement. If we are unable to maintain favorable pricing and reimbursement status in EU Member States for drug candidates that we may successfully develop and for which we may obtain regulatory approval, any anticipated revenue from and growth prospects for those products in the EU could be negatively affected. In light of the fact that the United Kingdom has left the EU, Regulation No 2021/2282 on HTA does not apply in the United Kingdom. However, the UK Medicines and Healthcare products Regulation Agency (“MHRA”) is working with UK HTA bodies and other national organizations, such as the Scottish Medicines Consortium (“SMC”), the National Institute for Health and Care Excellence (“NICE”), and the All-Wales Medicines Strategy Group, to introduce new pathways supporting innovative approaches to the safe, timely and efficient development of medicinal products, including relaunching the Innovative Licensing and Access Pathway with more predicable timelines and closer involvement of the National Health Service.

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
•
economic weakness, including inflation, political instability in particular foreign economies and markets, such as the instability caused by geopolitical conflicts including the war in Ukraine and hostilities in the Middle East, or public health issues or pandemics;
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

Following Brexit, the UK and the EU signed a EU-UK Trade and Cooperation Agreement, or TCA, which became provisionally applicable on January 1, 2021 and entered into force on May 1, 2021. This agreement provides details on how some aspects of the UK and EU’s relationship will operate going forwards however there are still uncertainties. The TCA primarily focuses on ensuring free trade between the EU and the UK in relation to goods, including medicinal products. Among the changes that have occurred are that the UK is treated as a “third country”, a country that is not a member of the EU and whose citizens do not enjoy the EU right to free movement (Northern Ireland continues to follow certain limited EU regulatory rules, including in relation to medical devices, but not in relation to medicinal products) . As part of the TCA, the EU and the UK recognize GMP inspections carried out by the other party and the acceptance of official GMP documents issued by the other party. The TCA also encourages, although it does not oblige, the parties to consult one another on proposals to introduce significant changes to technical regulations or inspection procedures. Among the areas of absence of mutual recognition are batch testing and batch release. The UK has unilaterally agreed to accept EU batch testing and batch release. However, the EU continues to apply EU laws that require batch testing and batch release to take place in the EU territory. This means that medicinal products that are tested and released in the UK must be retested and re-released when entering the EU market for commercial use.

On February 27, 2023, the UK Government and the European Commission reached a political agreement on the so-called “Windsor Framework”. The Windsor Framework is intended to revise the Northern Ireland Protocol to address some of the perceived shortcomings in its operation. The agreement was adopted at the Withdrawal Agreement Joint Committee on March 24, 2023 and the arrangements under the Windsor Framework relating to medicinal products took effect on January 1, 2025. As it relates to marketing authorizations, the United Kingdom has a separate regulatory submission process, approval process and a separate national marketing authorization. Northern Ireland continued, until January 1, to be covered by the marketing authorizations granted by the European Commission but the Windsor Framework provides that the UK MHRA is the sole regulatory body responsible for granting marketing authorizations for Northern Ireland as of January 1, 2025.

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

As of December 31, 2024, we had 8 full-time employees. As our development and commercialization plans and strategies develop, we expect to need additional managerial, operational, sales, marketing, financial and other resources. Future growth would impose significant added responsibilities on members of management, including:

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

In the ordinary course of business, we collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share (collectively, process) personal data and other sensitive data, including proprietary and confidential business data, trade secrets, intellectual property, data we collect about trial participants in connection with clinical trials, sensitive third-party data, and employee data. Our data processing activities subject us to numerous data privacy and security obligations, such as various laws, regulations, guidance, industry standards, external and internal privacy and security policies, contractual requirements, and other obligations relating to data privacy and security.

In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, and consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act). For example, the federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH”), imposes specific requirements relating to the privacy, security, and transmission of individually identifiable health information. Numerous U.S. states have enacted comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal data. As applicable, such rights may include the right to access, correct, or delete certain personal data, and to opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making. The exercise of these rights may impact our business and ability to provide our products and services. Certain states also impose stricter requirements for processing certain personal data, including sensitive information, such as conducting data privacy impact assessments. These state laws allow for statutory fines for noncompliance. For example, the California Consumer Privacy Act of 2018 as amended by the California Privacy Rights Act of 2020 (“CPRA”) (collectively, “CCPA”) applies to personal data of consumers, business representatives, and employees who are California residents, requires businesses to provide specific disclosures in privacy notices and honor requests of California residents to exercise certain privacy rights, such as those noted below. The CCPA provides for fines for intentional violations and allows private litigants affected by certain data breaches to recover significant statutory damages. Although the CCPA and other state laws exempt some data processed in the context of clinical trials, these developments further complicate compliance efforts and increase legal risk and compliance costs for us and the third parties with whom we work.

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

In the ordinary course of business, we transfer personal data from Europe and other jurisdictions to the United States or other countries. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the European Economic Area (EEA) and the United Kingdom (UK) have significantly restricted the transfer of personal data to the United States and other countries whose privacy laws it believes are inadequate. Other jurisdictions have adopted and may adopt stringent data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the United States in compliance with law, such as the EEA standard contractual clauses, the UK’s International Data Transfer Agreement / Addendum, and the EU-U.S. Data Privacy Framework and the UK extension thereto (which allows for transfers to relevant U.S.-based organizations who self-certify compliance and participate in the Framework), these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States.

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

In addition to data privacy and security laws, we are contractually subject to data privacy and security obligations, including industry standards adopted by industry groups and may become subject to new data privacy and security obligations in the future. For example, certain privacy laws require our customers to impose specific contractual restrictions on their service providers. We publish privacy policies, marketing materials and other statements, such as compliance with certain certifications or self-regulatory principles, regarding data privacy and security. Regulators in the United States have scrutinized and are increasingly scrutinizing these statements, and if these policies, materials or statements are found to be deficient, lacking in transparency, deceptive, unfair, misleading, or misrepresentative of our practices, we may be subject to investigation, enforcement actions by regulators or other adverse consequences.

Obligations related to data privacy and security (and consumers’ data privacy expectations) are quickly changing, becoming increasingly stringent, and creating uncertainty. Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or conflict among jurisdictions. Preparing for and complying with these obligations requires us to devote significant resources. These obligations may, and certain cases have, necessitate changes to our information technologies, systems, and data processing practices and to those of any third parties that process personal data on our behalf.

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

In particular, ransomware attacks, including by organized criminal threat actors, nation-states, and nation-state-supported actors, are becoming increasingly prevalent and severe and can lead to significant interruptions in our operations, ability to provide our products or services, loss of data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. Future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. Furthermore, we may discover security issues that were not found during due diligence of such acquired or integrated entities, and it may be difficult to integrate companies into our information technology environment and security program. Remote work has increased risks to our information technology systems and data, as our employees utilize network connections, computers and devices outside our premises or network, including working at home, while in transit and in public locations.

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

Any of the previously identified or similar threats could cause a security incident or other interruption that could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to our sensitive information or our information technology systems, or those of the third parties with whom we work. A security incident or other interruption could disrupt our ability (and that of third parties with whom we work) to provide our services or conduct our operations. For example, a cyber-attack on one of our external contractors during the summer of 2019 resulted in a disruption to patient recruitment in our Phase 3 clinical trial of roluperidone. We expend significant resources and may have to modify our business activities (including our clinical trial activities) to try to protect against security incidents. Certain data privacy and security obligations require us to implement and maintain specific security measures, industry-standard or reasonable security measures to protect our information technology systems and sensitive information.

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

In addition, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies, including in connection with the war in Ukraine, which has resulted in decreased stock prices for many companies notwithstanding the lack of a fundamental change in their underlying business models or prospects. Biopharmaceutical companies in particular have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Broad market and industry factors, including potentially worsening economic conditions, increased inflation and other adverse effects or developments, including political, regulatory and other market conditions, may negatively affect the market price of shares of our common stock, regardless of our actual operating performance. The market price of shares of our common stock may decline, and you may lose some or all of your investment.

Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

To our knowledge, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially own approximately 42.2% of our voting stock as of December 31, 2024, including 19.3% held by funds affiliated with Federated Hermes, Inc. (“Federated”) and 18.2% held by BI (as defined below). Accordingly, Federated and BI will have significant influence in determining the outcome of any corporate transaction or other matter submitted to the stockholders for approval, including mergers, consolidations, and the sale of all or substantially all of our assets and other significant corporate actions. Unless full participation of all stockholders takes place in such stockholder meetings, Federated and/or BI may be able to approve such matters itself. This concentration of ownership may (i) delay or deter a change of control of our Company; (ii) deprive stockholders of an opportunity to receive a premium for their common stock as part of a sale of our Company; and (iii) affect the market price and liquidity of our common stock. In conjunction with the Private Placement (as defined below), we provided BI with the right to designate an observer at all meetings of our board of directors and any committee thereof so long as BI holds not less than 10% of shares of our common stock (including shares of common stock issuable upon exercise of pre-funded warrants), unless a change of control of the Company occurs sooner. The interests of our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates may not always coincide with the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders. The effect of these rights and these principal stockholders’ influence may impact the price that investors are willing to pay for our securities. If these principal stockholders sell a substantial number of shares of our common stock in the public market, the market price of our common stock could be adversely impacted. The perception among the public that these sales will occur could also contribute to a decline in the market price of our common stock.

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

On April 10, 2024, we received written notice from Nasdaq notifying us that for the last 31 consecutive business days, our minimum Market Value of Listed Securities was below the minimum of $35 million required for continued listing on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(b)(2) (the “MVLS Rule”).

On January 10, 2025, we received a notice from Nasdaq indicating that following our hearing before the Nasdaq Hearings Panel (the “Panel”) on December 10, 2024, the Panel has granted our request for continued listing on Nasdaq, subject to the following: (1) on or before March 31, 2025, we will have filed a public disclosure describing the transactions undertaken by us to achieve compliance and demonstrate long-term compliance with Nasdaq Listing Rule 5550(b)(1) (the “Equity Rule”), which requires issuers listed on The Nasdaq Capital Market to maintain minimum stockholders’ equity of $2.5 million, and will have provided an indication of our equity following those transactions; and (2) on or before March 31, 2025, we must have provided the Panel with income projections for the next 12 months, with all underlying assumptions clearly stated, and evidence compliance with all applicable criteria for continued listing on The Nasdaq Capital Market.

We are working to prepare and file, as applicable, the documents described above by March 31, 2025 to enable us to regain compliance with Nasdaq’s listing standards. Notwithstanding, there can be no assurance that we will be able to regain compliance with Nasdaq’s listing standards, including the continued listing requirements under the Equity Rule or the MVLS Rule, that we will be able to maintain compliance with the other continued listing requirements set forth in Nasdaq’s listing standards or that we will be able to continue our listing on Nasdaq.

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
•
penetration testing firms.

We use third-party service providers to perform a variety of functions throughout our business, such as application providers, contract research organizations and contract manufacturing organizations. As part of our vendor security due diligence and to manage cybersecurity risks associated with our use of certain vendors, we perform risk assessments on vendors and may include cybersecurity obligations in our contracts with them. Depending on the nature of the services provided, the sensitivity of the Information Systems and Data at issue, and the identity of the provider, our vendor due diligence involves different levels of assessment designed to help identify cybersecurity risks associated with a provider. For example, we may impose contractual obligations related to cybersecurity on the provider.

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

ITEM 2. Properties

Our principal executive offices are located at 1500 District Avenue, Burlington, MA 01803. We lease this facility, which consists of approximately 491 square feet of office space. The lease is on a month-to-month basis commencing on February 1, 2025, with a monthly payment of $9,106. The term of the previous lease agreements for this space was from July 15, 2022 through January 31, 2025. We believe that our existing facility is sufficient for our current needs for the foreseeable future.

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

Holders of Record

As of the close of business on February 20, 2025, there were approximately 35 holders of record of our common stock, including Cede & Co., a nominee for The Depository Trust Company (“DTC”), which holds shares of our common stock on behalf of an indeterminate number of beneficial owners. All of the shares of common stock held by brokerage firms, banks and other financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC, and are considered to be held of record by Cede & Co. as one stockholder. Because many of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

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

We have not received any regulatory approvals to commercialize any of our product candidates, and we have not generated any revenue from the sales or license of our product candidates. We routinely evaluate the status of our drug development programs as well as potential strategic options. We have incurred significant operating losses since inception and expect to continue to incur net losses and negative cash flows from operating activities for the foreseeable future in connection with the clinical and regulatory activities associated with advancing our product candidates. As of December 31, 2024 and 2023, we had an accumulated deficit of $395.4 million and $396.8 million, respectively. For the years ended December 31, 2024 and 2023, we recorded net income of $1.4 million and a net loss of $30.0 million, respectively.

Clinical and Regulatory Updates

Roluperidone (MIN-101)

Complete Response Letter (CRL)

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

On May 8, 2023, we received confirmation from the FDA that the NDA for roluperidone has been filed in accordance with the Appeal Granted letter dated April 27, 2023 and assigned a standard review classification and a Prescription Drug User Fee Act (“PDUFA”) goal date of February 26, 2024. The FDA advised that it identified potential review issues that had been previously cited in the RTF decision letter, which included those discussed at a Type C meeting in March 2022, described further below.

New Drug Application Submission

In August 2022, we submitted an NDA to the FDA for roluperidone for the treatment of negative symptoms in patients with schizophrenia. The NDA submission is supported by results from two late-stage, well-controlled studies in patients with moderate to severe negative symptoms and stable positive symptoms of schizophrenia, referred to as Study MIN-101C03 (the Phase 2b trial) and Study MIN-101C07 (the Phase 3 trial). Both studies were planned to constitute the bulk of evidence of roluperidone’s effectiveness for the indication of treating negative symptoms of schizophrenia. This plan relied on both studies having the same overall study design: both were multicenter, multinational, randomized, double-blind, placebo-controlled, parallel-group studies in which patients received either 32 mg or 64 mg doses of roluperidone. In both studies, if patients were taking antipsychotic treatments, they were discontinued and a washout period of at minimum two days was implemented before beginning the assigned study treatment. Both studies capture comparative placebo-controlled data through their 12-week double-blind period. Both studies also provide long-term exposure data regarding the safety and tolerability of roluperidone, as well as efficacy based on blinded doses of roluperidone, specifically intended to demonstrate the maintenance of improvement in negative symptoms and the low rate of worsening of positive symptoms following 24-week (Study MIN-101C03) and 40-week (Study MIN-101C07) Open Label (“OL”) periods. With the exception of the duration of the OL period, these two studies were nearly identical with respect to patient population and main assessment tools (namely, Positive and Negative Syndrome Scale (“PANSS”), Personal and Social Performance Scale (“PSP”), and Clinical Global Impression (“CGI”)). As such, the data from these studies are the basis for the decision to submit the application at this stage of development as we believe they provide data to support the long-term safety and efficacy in adults in an area of high unmet medical need.

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

The superiority of roluperidone over placebo was also demonstrated in Study MIN-101C07. Although the primary analysis (intent-to-treat (“ITT”)) of change from Baseline in the NSFS to Week 12 for roluperidone compared to placebo marginally missed statistical significance (p ≤ 0.064), the results were quantitatively superior for 64 mg roluperidone treatment. Furthermore, the analysis of the modified intent-to-treat (“mITT”) population (mITT data set excludes data from one clinical site with implausible results for the 17 patients recruited at this site) demonstrated a nominal statistically significant improvement in the NSFS for 64 mg roluperidone compared to placebo (p ≤ 0.044). In addition, statistically significant improvements (unadjusted) in the NSFS from Baseline were seen as early as Weeks 4 and 8 for 64 mg roluperidone compared to placebo for both the ITT and the mITT populations. PSP Total score (sole key secondary endpoint measuring vocational and social skills) reached statistical significance for both ITT and mITT populations (p ≤ 0.022 and p ≤ 0.017, respectively). Further improvements in the NSFS and PSP Total score were also seen during the 40-week OL period.

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

For further discussion of the sale of future royalties, please refer to Note 5, Sale of Future Royalties, to our financial statements appearing elsewhere in this Form 10-K.

MIN-301

In 2021, we made the strategic decision to focus our limited resources on moving forward our lead drug candidate, roluperidone, and deferred the development of MIN-301 until additional resources become available. As a result of our limited resources and development deferral combined with the overall market conditions, we recognized a non-cash charge of $15.2 million as of December 31, 2021 related to the impairment of the intangible asset for MIN-301. We had previously recognized in-process research and development for MIN-301 in conjunction with the acquisition of MIN-301 during 2014. No updates were made in respect of the development of MIN-301 during 2024.

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

The historic direct costs relating to each of our product candidates are summarized as follows (in thousands):

	Year Ended December 31,
	2024	2023
Roluperidone	$11,448	$11,795
MIN-117	—	—
MIN-301	—	—
Total	$11,448	$11,795

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

Net Operating Losses Carryforwards

As of December 31, 2024, we had approximately $156.8 million of federal net operating losses that will begin to expire in 2036, if not utilized. Of the total federal net operating loss, approximately $135.4 million has an unlimited carryforward and therefore will not expire. As of December 31, 2024, we had approximately $7.7 million of New Jersey and approximately $148.1 million of Massachusetts operating losses that will begin to expire in 2029 and 2037, respectively, if not utilized.

Results of Operations

Comparison of the Years Ended December 31, 2024 and December 31, 2023 (in thousands):

	Year Ended December 31,
	2024	2023
Expenses
Research and development	$11,898	$12,705
General and administrative	9,950	10,414
Total expenses	21,848	23,119
Loss from operations	(21,848)	(23,119)

Foreign exchange losses	(2)	(40)
Investment income	1,272	1,437
Non-cash interest expense for the sale of future royalties	(4,562)	(8,283)
Other income	26,579	—
Net income (loss)	$1,439	$(30,005)

Research and Development Expenses

Research and development expenses were $11.9 million and $12.7 million for the years ended December 31, 2024 and 2023, respectively, a decrease of $0.8 million. The decrease in research and development expenses was primarily due to costs associated with the C18 study and lower compensation expenses, partially offset by higher costs associated with our drug substance validation campaign. Non-cash stock compensation costs included in research and development expenses were $0.5 million and $0.9 million for the years ended December 31, 2024 and 2023, respectively.

General and Administrative Expenses

General and administrative expenses were $9.9 million and $10.4 million for the years ended December 31, 2024 and 2023, respectively, a decrease of $0.5 million. The decrease in general and administrative expenses was primarily due to lower compensation expenses, partially offset by higher professional service fees. Non-cash stock compensation costs included in general and administrative expenses were $0.9 million and $1.1 million for the years ended December 31, 2024 and 2023, respectively.

Foreign Exchange Losses

Foreign exchange losses were $2 thousand and $40 thousand for the years ended December 31, 2024 and 2023, respectively, a decrease of $38 thousand, primarily due to currency movements.

Investment Income

Investment income was $1.3 million and $1.4 million for the years ended December 31, 2024 and 2023, respectively, a decrease of approximately $0.1 million, primarily due to cash and cash equivalents balances and interest rates.

Non-Cash Interest Expense for the Sale of Future Royalties

Non-cash interest expense for the sale of future royalties was $4.6 million and $8.3 million for the years ended December 31, 2024 and 2023, respectively, a decrease of $3.7 million. The decrease in non-cash interest expense for the sale of future royalties was due to revising our estimates for the timing and amount of future royalty payments to be received under the royalty arrangement. During the third quarter of 2024, we adjusted the carrying amount of our liability related to the sale of future royalties to the initial payment of $60 million. This adjustment resulted in the recognition of $26.6 million in other income during the third quarter of 2024, representing the amount of non-cash interest expense amortized through June 30, 2024.

Other Income

Other income was $26.6 million and zero for the years ended December 31, 2024 and 2023, respectively, an increase of $26.6 million, due to recognizing other income in the third quarter of 2024 as a result of the adjustment to the carrying amount of the liability related to the sale of future royalties.

Liquidity and Capital Resources

Sources of Liquidity

As of December 31, 2024, we had an accumulated deficit of approximately $395.4 million. We anticipate that we will continue to incur net losses for the foreseeable future as we continue the development and potential commercialization of our product candidates and to support our operations as a public company. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we may never generate product revenue or achieve profitability. As of December 31, 2024, we had approximately $21.5 million in cash, cash equivalents, and restricted cash, which we believe will be sufficient to meet our operating commitments for the next 12 months from the date our financial statements are issued. Our cash requirements primarily relate to expenditures to support the development of roluperidone, which includes advancing the program through the regulatory process.

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

At-the-Market Equity Offering Program

In September 2022, we entered into an Open Market Sale Agreement (the “Sales Agreement”) with Jefferies LLC (“Jefferies”) pursuant to which we may offer and sell, from time to time, through Jefferies, shares of our common stock, by any method permitted by law deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended. During the twelve months ended December 31, 2024, no shares of our common stock were issued or sold under the Sales Agreement. As of December 31, 2024, an aggregate of $22.6 million was eligible for sale pursuant to the Sales Agreement under our effective registration statement on Form S-3 (File No. 333-267424).

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

Cash Flows

The tables below set forth our significant sources and uses of cash for the periods.

	Year Ended December 31,
	2024	2023
	(dollars in millions)
Net cash (used in) provided by:
Operating activities	$(19.6)	$(14.8)
Investing activities	—	—
Financing activities	—	19.6
Net (decrease) increase in cash	$(19.6)	$4.8

Net Cash Used in Operating Activities

Net cash used in operating activities of approximately $19.6 million during the year ended December 31, 2024 was primarily due to our net income of $1.4 million, non-cash interest expense for the sale of future royalties of $4.6 million and stock-based compensation expense of $1.3 million, offset by the adjustment to the carrying amount of the liability related to the sale of future royalties of $26.6 million and an approximately $0.3 million decrease in accrued expenses.

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

Net Cash Provided by Investing Activities

Net cash provided by investing activities was zero during the years ended December 31, 2024 and 2023.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was zero during the twelve months ended December 31, 2024.

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

Goodwill

We test our goodwill for impairment annually, or whenever events or changes in circumstances indicate an impairment may have occurred, by comparing our reporting unit’s carrying value to its fair value. Impairment may result from, among other things, deterioration in the performance of the acquired business, adverse market conditions, adverse changes in applicable laws or regulations and a variety of other circumstances. If we determine that an impairment has occurred, we are required to record a write-down of the carrying value and charge the impairment as an operating expense in the period the determination is made. In evaluating the recoverability of the carrying value of goodwill, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the acquired assets. Changes in strategy or market conditions could significantly impact those judgments in the future and require an adjustment to the recorded balances. We have a single reporting unit, which is the level that the goodwill impairment test is performed. There was no impairment of goodwill for the years ended December 31, 2024 and 2023. As of December 31, 2024, $14.9 million of goodwill was associated with a reporting unit with zero or negative carrying value. As the reporting unit had a positive fair value, there was no impairment associated with this reporting unit.

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

The liability related to sale of future royalties and the related interest expense is based on our current estimates of future royalties expected to be paid over the life of the arrangement. We will periodically assess the expected royalty payments using a combination of internal projections and forecasts from external sources. To the extent our future estimates of royalty payments are greater or less than previous estimates or the estimated timing of such payments is materially different than its previous estimates, we will recognize related non-cash interest expense or other income.

During the third quarter of 2024, we made a significant revision to our estimates for the timing and amount of future royalty payments to be earned over the life of the co-development and license agreement with Janssen. As a result, the estimate of undiscounted royalty payments were less than the original carrying value of the upfront $60 million payment received from Royalty Pharma. Therefore, under the retrospective interest model, as of December 31, 2024 we adjusted the liability related to the sale of future royalties (the “Royalty Obligation”) to the initial upfront payment received of $60 million and recognized $26.6 million as a component of Other Income, representing the amount of amortized non-cash interest expense through June 30, 2024. In addition, the Company does not expect to recognize non-cash interest expense in the future related to the Royalty Obligation, as the effective annual interest rate is negative.

For further discussion of the sale of future royalties, please refer to Note 5, Sale of Future Royalties, to our financial statements appearing elsewhere in this Form 10-K.

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

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Minerva Neurosciences, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Minerva Neurosciences, Inc. and subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, stockholders’ deficit, and cash flows, for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

Liability Related to the Sale of Future Royalties - Refer to Notes 2 and 5 to the financial statements

Critical Audit Matter Description

As described in Notes 2 and 5 to the consolidated financial statements, on January 19, 2021, the Company entered into an agreement with Royalty Pharma under which Royalty Pharma acquired the Company’s royalty interest in seltorexant for an upfront payment of $60 million and up to an additional $95 million in potential milestone payments. Management applied significant judgment in determining the appropriate accounting treatment for the transaction and accounted for the sale of future royalties to Royalty Pharma as a debt financing, as the Company continues to have significant involvement in the generation of the cash flows. The proceeds from the transaction were recorded as a liability related to the sale of future royalties, to be amortized under the interest method over the estimated life of the agreement.

We identified the valuation of the liability related to the sale of future royalties as a critical audit matter because of the significant judgment by management in determining the appropriate accounting for the transaction and the valuation of the liability.

How We Addressed the Matter in Our Audit

Our audit procedures included both consideration of the accounting treatment, and the recognition and valuation of the liability. To test the estimated value of the liability related to the sale of future royalties and the change in estimate, our audit procedures included the following, among others:

•
Tested changes in significant estimates and assumptions used by management.
•
Recalculated the liability related to the sale of future royalties and associated other income/expense.
•
Corroborated third-party information used in recalculation, focusing on the probabilities and timing of payments, using public data.
•
Evaluated the accounting treatment of the remeasurement of the liability.

/s/ Deloitte & Touche LLP

Boston, Massachusetts

February 25, 2025

We have served as the Company’s auditor since 2013.

MINERVA NEUROSCIENCES, INC.

Consolidated Balance Sheets

	December 31,	December 31,
	2024	2023
Assets
Current assets
Cash and cash equivalents	$21,362,008	$40,912,575
Restricted cash	100,000	100,000
Prepaid expenses and other current assets	806,895	989,865
Total current assets	22,268,903	42,002,440

Equipment, net	5,442	10,884
Capitalized software, net	—	17,027
Goodwill	14,869,399	14,869,399
Total assets	$37,143,744	$56,899,750

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	$1,607,844	$1,805,320
Accrued expenses and other current liabilities	1,229,000	1,535,097
Total current liabilities	2,836,844	3,340,417
Liability related to the sale of future royalties	60,000,000	82,016,823
Total liabilities	62,836,844	85,357,240
Commitments and contingencies (Note 9)

Stockholders’ deficit
Preferred stock; $.0001 par value; 100,000,000 shares authorized; none issued or outstanding as of December 31, 2024 and 2023, respectively	—	—
Common stock; $0.0001 par value; 125,000,000 shares authorized; 6,993,406 shares issued and outstanding as of December 31, 2024 and December 31, 2023	699	699
Additional paid-in capital	369,682,764	368,357,239
Accumulated deficit	(395,376,563)	(396,815,428)
Total stockholders’ deficit	(25,693,100)	(28,457,490)
Total liabilities and stockholders’ deficit	$37,143,744	$56,899,750

See accompanying notes to the consolidated financial statements.

MINERVA NEUROSCIENCES, INC.

Consolidated Statements of Operations

	Year Ended December 31,
	2024	2023
Expenses
Research and development	$11,898,595	$12,705,253
General and administrative	9,949,791	10,414,323
Total expenses	21,848,386	23,119,576
Loss from operations	(21,848,386)	(23,119,576)

Foreign exchange losses	(1,926)	(40,235)
Investment income	1,272,354	1,437,405
Non-cash interest expense for the sale of future royalties	(4,562,223)	(8,282,947)
Other income	26,579,046	—
Net income (loss)	$1,438,865	$(30,005,353)

Net income (loss) per share, basic	$0.19	$(4.61)
Weighted average shares outstanding, basic	7,568,981	6,506,372
Net income (loss) per share, diluted	$0.19	$(4.61)
Weighted average shares outstanding, diluted	7,573,763	6,506,372

See accompanying notes to the consolidated financial statements.

MINERVA NEUROSCIENCES, INC.

Consolidated Statements of Stockholders’ Deficit

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-In Capital	Deficit	Total
Balances at January 1, 2023	5,340,193	$534	$346,785,322	$(366,810,075)	$(20,024,219)
Issuance of common stock and warrants pursuant to a private placement	1,425,000	142	19,999,852	—	19,999,994
Costs related to issuance of common stock and warrants	—	—	(396,293)	—	(396,293)
Vesting of performance-based restricted stock units	228,213	23	(23)	—	—
Stock-based compensation	—	—	1,968,381	—	1,968,381
Net loss	—	—	—	(30,005,353)	(30,005,353)
Balances at December 31, 2023	6,993,406	$699	$368,357,239	$(396,815,428)	$(28,457,490)
Stock-based compensation			1,325,525		1,325,525
Net income	—	—	—	1,438,865	1,438,865
Balances at December 31, 2024	6,993,406	$699	$369,682,764	$(395,376,563)	$(25,693,100)

See accompanying notes to the consolidated financial statements.

MINERVA NEUROSCIENCES, INC.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$1,438,865	$(30,005,353)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	5,442	5,442
Amortization of capitalized software	17,027	25,540
Stock-based compensation expense	1,325,525	1,968,381
Non-cash interest expense associated with the sale of future royalties	4,562,223	8,282,947
Remeasurement of liability related to sale of future royalties	(26,579,046)	—
Changes in operating assets and liabilities
Refundable regulatory fee	—	3,117,218
Prepaid expenses and other current assets	182,970	(141,748)
Accounts payable	(197,476)	835,653
Accrued expenses and other current liabilities	(306,097)	1,127,188
Net cash used in operating activities	(19,550,567)	(14,784,732)

Cash flows from investing activities:
Net cash provided by investing activities	—	—

Cash flows from financing activities:
Proceeds from sales of common stock and warrants in private placement	—	19,999,994
Costs paid in connection with private placements	—	(396,293)
Net cash provided by financing activities	—	19,603,701
Net (decrease) increase in cash, cash equivalents and restricted cash	(19,550,567)	4,818,969

Cash, cash equivalents, and restricted cash
Beginning of period	41,012,575	36,193,606
End of period	$21,462,008	$41,012,575
Reconciliation of the Condensed Consolidated Statements of Cash Flows to the Condensed Consolidated Balance Sheets
Cash and cash equivalents	$21,362,008	$40,912,575
Restricted cash	100,000	100,000
Total cash, cash equivalents, and restricted cash	$21,462,008	$41,012,575

See accompanying notes to the consolidated financial statements.

MINERVA NEUROSCIENCES, INC.

Notes To Consolidated Financial Statements

December 31, 2024 and 2023

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

Liquidity

The accompanying financial statements have been prepared as though the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has limited capital resources and has incurred recurring operating losses and negative cash flows from operations since inception. As of December 31, 2024, the Company had an accumulated deficit of approximately $395.4 million and net cash used in operating activities was approximately $19.6 million during the year ended December 31, 2024. Management expects to continue to incur operating losses and negative cash flows from operations in the future. The Company has financed its operations to date from proceeds from the sale of common stock, warrants, loans, convertible promissory notes, collaboration agreements and royalty sales.

As of December 31, 2024, the Company had cash, cash equivalents, and restricted cash of $21.5 million, which it believes will be sufficient to meet the Company’s operating commitments for the next 12 months from the date its financial statements are issued. The process of drug development can be costly and the timing and outcomes of clinical trials is uncertain. The assumptions upon which the Company has based its estimates are routinely evaluated and may be subject to change. The actual amount of the Company’s expenditures will vary depending upon many factors, including, but not limited to, the design, timing and duration of future clinical trials, the progress of the Company’s research and development programs, the infrastructure to support a commercial enterprise, and the level of financial resources available. The Company can adjust its operating plan spending levels based on the timing of future clinical trials, which are predicated upon adequate funding to complete the trials. The Company routinely evaluates the status of its clinical development programs as well as potential strategic options.

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

Further, if the Company does not satisfy The Nasdaq Capital Market continued listing requirements, its common stock may be subject to delisting, which could impact the Company’s ability to complete additional equity financings on terms acceptable to the Company. On April 10, 2024, the Company received written notice from The Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that for the last 31 consecutive business days, the Company’s minimum Market Value of Listed Securities was below the minimum of $35 million required for continued listing on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(b)(2) (the “MVLS Rule”).

On January 10, 2025, the Company received a notice from Nasdaq indicating that following the Company’s hearing before the Nasdaq Hearings Panel (the “Panel”) on December 10, 2024, the Panel has granted the Company’s request for continued listing on Nasdaq, subject to the following: (1) on or before March 31, 2025, the Company will have filed a public disclosure describing the transactions undertaken by the Company to achieve compliance and demonstrate long-term compliance with Nasdaq Listing Rule 5550(b)(1) (the “Equity Rule”), which requires issuers listed on The Nasdaq Capital Market to maintain minimum stockholders’ equity of $2.5 million, and will have provided an indication of the Company’s equity following those transactions; and (2) on or before March 31, 2025, the Company must have provided the Panel with income projections for the next 12 months, with all underlying assumptions clearly stated, and evidence compliance with all applicable criteria for continued listing on The Nasdaq Capital Market.

The Company is working to prepare and file, as applicable, the documents described above by March 31, 2025 to enable the Company to regain compliance with Nasdaq’s listing standards. Notwithstanding, there can be no assurance that the Company will be able to regain compliance with Nasdaq’s listing standards, including the continued listing requirements under the Equity Rule or the MVLS Rule, that the Company will be able to maintain compliance with the other continued listing requirements set forth in Nasdaq’s listing standards or that the Company will be able to continue its listing on Nasdaq.

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

Restricted cash

Cash accounts with any type of restriction are classified as restricted. The Company maintained restricted cash balances as collateral for corporate credit cards in the amount of $0.1 million at December 31, 2024 and 2023.

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

Income (loss) per share

Basic income (loss) per share is calculated by dividing the net income (loss) by the weighted average number of shares of common stock outstanding for the period. Diluted income (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the earnings of the entity. The treasury stock method is used to determine the dilutive effect of the Company’s stock options and warrants.

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

The Company uses a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. The Company has elected to treat interest and penalties, to the extent they arise, as a component of income tax expense. There was no interest or penalties related to income taxes for the years ended December 31, 2024 or 2023. Income tax years beginning in 2021 for federal and state purposes are generally subject to examination by taxing authorities, although net operating losses from all prior years are subject to examinations and adjustments for at least three years following the year in which the tax attributes are utilized.

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

Long-lived assets

The Company reviews the recoverability of all long-lived assets, including the related useful lives, whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset might not be recoverable. If required, the Company compares the estimated undiscounted future net cash flows to the related asset’s carrying value to determine whether there has been an impairment. If an asset is considered impaired, the asset is written down to fair value, which is based either on discounted cash flows or appraised values in the period the impairment becomes known. The Company believes that all long-lived assets are recoverable, and no impairment was deemed necessary at December 31, 2024 and 2023.

Goodwill

The Company tests its goodwill for impairment annually, or whenever events or changes in circumstances indicate an impairment may have occurred, by comparing its reporting unit’s carrying value to its fair value. Impairment may result from, among other things, deterioration in the performance of the acquired business, adverse market conditions, adverse changes in applicable laws or regulations and a variety of other circumstances. If the Company determines that an impairment has occurred, it is required to record a write-down of the carrying value and charge the impairment as an operating expense in the period the determination is made. In evaluating the recoverability of the carrying value of goodwill, the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the acquired assets. Changes in strategy or market conditions could significantly impact those judgments in the future and require an adjustment to the recorded balances. The Company has a single reporting unit, which is the level that the goodwill impairment test is performed. There was no impairment of goodwill for the years ended December 31, 2024 and 2023. As of December 31, 2024, $14.9 million of goodwill was associated with a reporting unit with zero or negative carrying value. As the reporting unit had a positive fair value, there was no impairment associated with this reporting unit.

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

The following tables present information about the Company’s cash equivalents and marketable securities as of December 31, 2024 and 2023, measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value:

	December 31, 2024
	Total	Level 1	Level 2	Level 3
Cash equivalents	$19,574,213	$19,574,213	$—	$—
Total fair value	$19,574,213	$19,574,213	$—	$—

	December 31, 2023
	Total	Level 1	Level 2	Level 3
Cash equivalents	$27,351,596	$27,351,596	$—	$—
Total fair value	$27,351,596	$27,351,596	$—	$—

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

The liability related to sale of future royalties and the related interest expense is based on our current estimates of future royalties expected to be paid over the life of the arrangement. The Company will periodically assess the expected royalty payments using a combination of internal projections and forecasts from external sources. To the extent the Company’s future estimates of royalty payments are greater or less than previous estimates or the estimated timing of such payments is materially different than its previous estimates, the Company will recognize related non-cash interest expense or other income.

For further discussion of the sale of future royalties, please refer to Note 5, Sale of Future Royalties.

Segment information

Operating segments are defined as components of an enterprise (business activity from which it earns revenue and incurs expenses) about which discrete financial information is available and regularly reviewed by the chief operating decision maker (“CODM”) in deciding how to allocate resources and in assessing performance. The Company’s CODM is the Chief Executive Officer. The CODM evaluates performance of the segments based on net income (loss). The CODM also reviews operating results and previously forecasted financial information to make decisions about allocating resources and assessing performance for the entire Company.

The Company’s operations are organized into one operating and one reportable segment focused on the development and commercialization of proprietary product candidates to treat patients suffering from CNS diseases. The one operating segment is managed on a consolidated basis. The operating segment’s revenue would be generated from commercial sales or license agreements of the product candidates, however, none of the company’s product candidates have been approved for commercialization and it has not received any revenue in connection with the sale or license of its product candidates. Furthermore, except for most of Asia, the Company has global commercialization rights for roluperidone and also owns worldwide rights for MIN-301 and the Sigma Ligands.

The CODM does not evaluate operating segments using asset or liability information and therefore it is not disclosed. The following table summarizes the reportable segment’s financial information:

	Year Ended December 31,
	2024	2023
Expenses
Research and development staff related expenses (1)	$2,246,565	$2,742,809
Research and development drug product material expenses and associated costs (2)	3,298,851	687,133
Research and development stock compensation expenses (non-cash)	450,537	909,845
General and administrative staff related expenses (1)	3,374,711	3,841,422
General and administrative stock compensation expenses (non-cash)	874,988	1,058,536
Total	10,245,652	9,239,745
Other segment expense, net (3)	11,602,734	13,879,831
Total expenses	21,848,386	23,119,576
Loss from operations	(21,848,386)	(23,119,576)
Reconciling items:
Foreign exchange losses	(1,926)	(40,235)
Investment income	1,272,354	1,437,405
Non-cash interest expense for the sale of future royalties	(4,562,223)	(8,282,947)
Other income	26,579,046	—
Net income (loss)	$1,438,865	$(30,005,353)

(1) Salary, bonus, and fringe benefits are included in staff related expenses.

(2) Costs associated with the Company’s drug substance validation campaign are included in drug product material expenses.

(3) Insurance, consultant, audit, legal, and the C18 study costs are included in other segment expense, net.

Comprehensive income (loss)

The Company had no items of comprehensive income (loss) other than its net income (loss) for each period presented.

Recent accounting pronouncements

From time to time, new accounting pronouncements are issued by the FASB and are adopted by the Company as of the specified effective date.

Recently adopted accounting pronouncements

In November 2023, the FASB issued ASU No. 2023-07, Improvements to Reportable Segment Disclosures (Topic 280). This ASU updates reportable segment disclosure requirements by requiring disclosures of significant reportable segment expenses that are regularly provided to the CODM and included within each reported measure of a segment's profit or loss. This ASU also requires disclosure of the title and position of the individual identified as the CODM and an explanation of how the CODM uses the reported measures of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources. The ASU is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. We adopted this ASU retrospectively on December 31, 2024. Refer to Segment information for the inclusion of the new required disclosures.

NOTE 3 — ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following:

	Year Ended December 31,
	2024	2023
Research and development costs and other accrued expenses	$351,782	$777,680
Accrued bonus	363,181	590,769
Professional fees	514,037	166,648
Accrued expenses and other current liabilities	$1,229,000	$1,535,097

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

In June 2023, in connection with the Private Placement (as defined and described in Note 6, Stockholders’ Deficit), the Company issued and sold pre-funded warrants exercisable for an aggregate of 575,575 shares of common stock. The purchase price of the pre-funded warrants was $9.99 per share, which was paid to the Company upon issuance of the pre-funded warrants. The exercise price of the pre-funded warrants is $0.01 per share. The pre-funded warrants are exercisable by the holders at any time and do not expire. As the remaining shares underlying the pre-funded warrants are issuable for nominal consideration of $0.01 per share, 575,575 shares of common stock underlying the unexercised pre-funded warrants were considered outstanding for purposes of the calculation of income (loss) per share as of December 31, 2024.

The following table sets forth the computation of basic and diluted income (loss) per share for common stockholders:

	Year Ended December 31,
	2024	2023
Net income (loss)	$1,438,865	$(30,005,353)

Weighted average shares of common stock outstanding - basic	7,568,981	6,506,372
Dilutive effect	4,782	—
Weighted average shares of common stock outstanding - diluted	7,573,763	6,506,372

Net income (loss) per ordinary share:
Basic	0.19	$(4.61)
Diluted	0.19	$(4.61)

The following securities outstanding at December 31, 2024 and 2023 have been excluded from the calculation of weighted average shares outstanding as their effect on the calculation of income (loss) per share is antidilutive:

	Year Ended December 31,
	2024	2023
Common stock options	1,440,002	1,157,229
Performance-based restricted stock units	228,209	228,209
Common stock warrants	5,099	5,099

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

The Company regularly evaluates the assumptions supporting future royalty estimates and, during the third quarter of 2024, noted that Janssen announced on clinicaltrials.gov a further Phase 3 study with seltorexant (42847922MDD3003) that has an estimated study completion date of November 30, 2027, which is significantly different from the assumption the Company used in its original estimates. As a result, the Company has made a significant revision to its estimates for the timing and amount of future royalty payments to be earned over the life of the Janssen Agreement and noted that the estimate of undiscounted royalty payments is now less than the original carrying value of the upfront payment received. Therefore, under the retrospective interest model, as of December 31, 2024 the Company adjusted the Royalty Obligation to the initial upfront payment received of $60 million and recognized $26.6 million as a component of Other Income, representing the amount of amortized non-cash interest expense through June 30, 2024. In addition, the Company does not expect to recognize non-cash interest expense in the future related to the Royalty Obligation, as the effective annual interest rate is negative.

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

At-the-Market Equity Offering Program

In September 2022, the Company entered into an Open Market Sale Agreement (the “Sales Agreement”) with Jefferies LLC (“Jefferies”) pursuant to which the Company may offer and sell, from time to time, through Jefferies shares of the Company’s common stock, by any method permitted by law deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended. During the twelve months ended December 31, 2024, no shares of the Company’s common stock were issued or sold under the Sales Agreement. As of December 31, 2024, an aggregate of $22.6 million was eligible for sale pursuant to the Sales Agreement under the Company’s effective registration statement on Form S-3 (File No. 333-267424).

Term Loan Warrants

In connection with the Company’s former Loan and Security Agreement with Oxford Finance LLC and Silicon Valley Bank (the “Lenders”), which provided for term loans to the Company in an aggregate principal amount of up to $15 million in two tranches on January 15, 2016, the Company issued the Lenders warrants to purchase 5,099 shares of common stock at a per share exercise price of $44.13. The warrants were immediately exercisable upon issuance, and other than in connection with certain mergers or acquisitions, will expire on the ten-year anniversary of the date of issuance. The term loans were repaid in August 2018. All related warrants were outstanding and exercisable as of December 31, 2024.

NOTE 7 — STOCK AWARD PLAN AND STOCK-BASED COMPENSATION

In December 2013, the Company adopted the 2013 Equity Incentive Plan (as subsequently amended and restated, the “Plan”), which provides for the issuance of options, stock appreciation rights, stock awards and stock units. As of December 31, 2024, the total shares authorized for issuance under the Plan were 2,078,917.

Stock Option Awards

Stock option activity for employees and non-employees for the year ended December 31, 2024 is as follows:

	Shares Issuable Pursuant to Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Terms (years)	Total Intrinsic Value (in thousands)
Outstanding January 1, 2024	1,157,229	$11.36	8.5	$745

Granted	451,500	$2.12
Exercised	—	$—
Cancelled/Forfeited	(115,000)	$12.05
Expired	(6,495)	$48.00
Outstanding December 31, 2024	1,487,234	$8.34	8.3	$46
Exercisable December 31, 2024	576,351	$15.37	7.0	$—
Available for future grant	32,361

The weighted average grant-date fair value of stock options outstanding on December 31, 2024 was $6.17 per share. Total unrecognized compensation costs related to non-vested stock options at December 31, 2024 were approximately $2.8 million and are expected to be recognized within future operating results over a weighted-average period of 2.6 years. Generally, stock options are granted using exercise prices equal to the market price at the date of grant, vest over four years for employees and one year for directors, and are exercisable over a maximum period of 10 years from their grant dates.

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

The Company uses the Black-Scholes model to estimate the fair value of stock options granted. For stock options granted during the years ended December 31, 2024 and 2023, the Company utilized the following assumptions:

	Year Ended December 31,
	2024	2023
Expected term (years)	5.50 - 6.25	5.50 - 6.25
Risk free interest rate	4.08% - 4.10%	4.68% - 4.74%
Volatility	121% - 126%	115% - 119%
Dividend yield	0%	0%
Weighted average grant date fair value per share of common stock	$1.88	$5.67

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

On April 28, 2023, the Compensation Committee of the Company’s board of directors certified the achievement of a performance condition occurring upon FDA acceptance of the NDA for roluperidone. As a result, 50% of the shares of common stock underlying the Company’s PRSUs vested and the Company recognized approximately $0.2 million in non-cash compensation expense, representing 50% of the incremental cost of the PRSUs granted under the Exchange Program. The incremental cost was measured as the excess of the fair value of each new PRSU, measured as of the date the new PRSUs were granted, over the fair value of the stock options surrendered in exchange for the new PRSU, measured immediately prior to the cancellation. The remaining PRSUs vest upon roluperidone receiving FDA marketing approval, provided that such approval occurs within five years after the August 6, 2021 grant date. As of December 31, 2024, 228,213 PRSUs have vested, 20,218 have been cancelled, and 228,209 remain outstanding.

The following table presents stock-based compensation expense included in the Company’s consolidated statements of operations:

	Year Ended December 31,
	2024	2023
Research and development	$450,537	$909,845
General and administrative	874,988	1,058,536
Total	$1,325,525	$1,968,381

NOTE 8 — INCOME TAXES

The provision for federal, foreign and state income taxes for the years ended December 31, 2024 and 2023 are as follows:

Year Ended December 31,
	2024	2023
Current income tax provision (benefit)
Federal	$—	$—
Foreign	—	—
State	—	—
Deferred income tax provision (benefit)
Federal	—	—
Foreign	—	—
State	—	—
Total income tax provision (benefit)	$—	$—

Net deferred tax assets (liabilities) as of December 31, 2024 and 2023 consist of the following:

	Year Ended December 31,
	2024	2023
Deferred tax assets:
Net operating loss carryforwards	$42,922,972	$34,490,808
Research and development tax credits	145,115	145,115
Capitalized research and development costs	25,269,520	27,901,874
Stock-based compensation	8,860,595	8,911,005
Deferred start-up and license costs	2,464,112	3,011,692
Sale of royalties	16,392,000	22,406,996
Depreciation	39	—
Total deferred tax assets	96,054,353	96,867,490
Deferred tax asset valuation allowance	(96,054,353)	(96,867,059)
Net deferred tax assets	—	431
Deferred tax liabilities:
Depreciation	—	(431)
Total deferred tax liabilities	—	(431)
Total	$—	$—

A reconciliation between the Company’s effective tax rate and the federal statutory rate for the years ended December 31, 2024 and 2023 are as follows:

	Year Ended December 31,
	2024	2023
Federal statutory rate	21.00%	21.00%
Permanent differences	14.99%	(0.57%)
State income taxes, net of federal benefit	0.00%	0.00%
Valuation allowance	(35.99%)	(20.44%)
Effective tax rate	0.00%	(0.00%)

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical losses and the uncertainty of future taxable income over the periods which the Company will realize the benefits of its net deferred tax assets, management believes it is more likely than not that the Company will not realize the benefits on the balance of its net deferred tax asset and, accordingly, the Company has established a full valuation allowance on its net deferred tax assets. The valuation allowance decreased by approximately $0.8 million and increased by approximately $6.8 million during the years ended December 31, 2024 and 2023, respectively.

As of December 31, 2024, the Company had approximately $156.8 million of federal net operating losses that will begin to expire in 2036, if not utilized. Of the total federal net operating loss, approximately $135.4 million has an unlimited carryforward and therefore will not expire. As of December 31, 2024, the Company had approximately $7.7 million of New Jersey and approximately $148.1 million of Massachusetts operating losses that will begin to expire in 2029 and 2037, respectively, if not utilized. As of December 31, 2024, the Company had approximately $0.1 million of federal research and development credits that will begin to expire in 2027, if not utilized.

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. There are currently no pending income tax examinations. The Company’s tax years are still open under statute from 2021 to present.

As of December 31, 2024 and 2023, the Company had no liability recorded for unrecognized tax benefit. The Company classifies penalties and interest expense related to income tax liabilities as an income tax expense. There were no interest and penalties recognized in the statements of operations for the years ended December 31, 2024 and 2023, or accrued on the balance sheets as of December 31, 2024 and 2023.

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

Leases

On October 11, 2022, the Company entered into an office lease agreement with Regus to lease approximately 491 rentable square feet of office space located at 1500 District Avenue, Burlington, MA 01803. In January 2025, the Company renewed the month-to-month lease agreement commencing on February 1, 2025, with a monthly payment of $9,106. The Company has elected to not recognize the lease agreement on the balance sheet as the term of the agreement is 12 months or less.

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

Our management, with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2024. Based on the evaluation of our disclosure controls and procedures as of December 31, 2024, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

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

As of December 31, 2024, our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 Framework). Based on this assessment, our management concluded that, as of December 31, 2024, our internal control over financial reporting was effective based on those criteria. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

This annual report does not include an attestation report of our registered public accounting firm due to the Securities and Exchange Commission adopted amendments to the accelerated filer and large accelerated filer definitions on March 12, 2020. Following the adoption of the amendments, smaller reporting companies with less than $100 million in revenues will continue to be required to establish and maintain effective internal control over financial reporting (“ICFR”) but will no longer be required to obtain a separate attestation of their ICFR from an outside auditor.

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act, during the fourth quarter that would have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. Other Information

None.

ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

Part III

ITEM 10. Directors, Executive Officers and Corporate Governance

The information required by this Item 10 will be contained in the sections entitled “Election of Directors,” “Information Regarding the Board and Corporate Governance,” “Executive Officers” and “Delinquent Section 16(a) Reports” appearing in the definitive proxy statement we will file in connection with our 2025 Annual Meeting of Stockholders and is incorporated by reference herein.

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

We have adopted insider trading policies and procedures governing the purchase, sale, and/or other dispositions of our securities by directors, officers and employees. In addition, it is our intent to comply with the applicable laws and regulations relating to insider trading.

ITEM 11. Executive Compensation

The information required by this Item 11 will be contained in the sections entitled “Executive Compensation” and “Director Compensation” appearing in the definitive proxy statement we will file in connection with our 2025 Annual Meeting of Stockholders and is incorporated by reference herein.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 will be contained in the sections entitled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” appearing in the definitive proxy statement we will file in connection with our 2025 Annual Meeting of Stockholders and is incorporated by reference herein.

ITEM 13. Certain Relationships and Related Person Transactions, and Director Independence

The information required by this Item 13 will be contained in the sections entitled “Transactions with Related Persons Related Person Transactions Policy and Procedures” appearing in the definitive proxy statement we will file in connection with our 2025 Annual Meeting of Stockholders and is incorporated by reference herein.

ITEM 14. Principal Accounting Fees and Services

The information required by this Item 14 will be contained in the section entitled “Principal Accountant Fees and Services” appearing in the definitive proxy statement we will file in connection with our 2025 Annual Meeting of Stockholders and is incorporated by reference herein.

Part IV

ITEM 15. Exhibits and Financial Statement Schedules

(a)
Documents filed as part of Form 10-K.
(1)
Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2024 and 2023

Consolidated Statements of Operations for the Years Ended December 31, 2024 and 2023

Consolidated Statements of Stockholders’ Deficit for the Years Ended December 31, 2024 and 2023

Consolidated Statements of Cash Flows for the Years Ended December 31, 2024 and 2023

Notes to Consolidated Financial Statements

(2)
Schedules

Schedules have been omitted as all required information has been disclosed in the financial statements and related footnotes.

(3)
Exhibits

The following exhibits are filed as part of this Annual Report on Form 10-K or are incorporated herein by reference.

Exhibit No.	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of the Registrant	S-1/A	333-195169	3.1	June 10, 2014

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-36517	3.1	June 17, 2022

3.3	Amended and Restated Bylaws of the Registrant	10-Q	001-36517	3.2	November 4, 2019

4.1	Form of Common Stock Certificate	S-1/A	333-195169	4.1	June 10, 2014

4.2	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	10-K	001-36517	4.2	March 8, 2023

10.1	Share Purchase Agreement between the Registrant, Mind-NRG SA and Various Shareholders dated as of February 11, 2014	S-1	333-195169	10.13	April 9, 2014

10.2†	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers	S-1/A	333-195169	10.1	June 10, 2014

10.3*	License Agreement between Mitsubishi Pharma Corporation and the Registrant f/k/a Cyrenaic Pharmaceuticals, Inc., dated as of August 30, 2007	S-1/A	333-195169	10.2	June 10, 2014

10.4*	Amendment to License Agreement between Mitsubishi Tanabe Pharma Corporation and the Registrant f/k/a Cyrenaic Pharmaceuticals, Inc., dated as of June 16, 2011	S-1/A	333-195169	10.3	June 10, 2014

10.5*	Second Amendment to License Agreement between Mitsubishi Tanabe Pharma Corporation and the Registrant, dated as of January 20, 2014	S-1/A	333-195169	10.4	June 10, 2014

10.6*	License Agreement between Mitsubishi Tanabe Pharma Corporation and the Registrant as successor in interest to Sonkei Pharmaceuticals, Inc., dated as of September 1, 2008	S-1/A	333-195169	10.5	June 10, 2014

10.7*	Amendment to License Agreement between Mitsubishi Tanabe Pharma Corporation and the Registrant, dated as of January 20, 2014	S-1/A	333-195169	10.6	June 10, 2014

10.8*	Co-Development and License Agreement between Janssen Pharmaceutica, N.V. and the Registrant, dated as of February 13, 2014	S-1/A	333-195169	10.7	June 10, 2014

10.9	Form of Securities Purchase Agreement between certain investors referenced therein and the Registrant, dated as of March 13, 2015	8-K	001-36517	10.1	March 18, 2015

10.10	Form of Registration Rights Agreement between certain investors referenced therein and the Registrant, dated as of March 13, 2015	8-K	001-36517	10.3	March 18, 2015

10.11	Second Amendment to License Agreement between Mitsubishi Tanabe Pharma Corporation and the Registrant, dated as of April 21, 2015	10-Q	001-36517	10.5	May 7, 2015

10.12†	Amended and Restated Non-Employee Director Compensation Plan	10-Q	001-36517	10.1	November 7, 2023

10.13	Common Stock Purchase Agreement, dated March 17, 2016, by and between David Kupfer and the Registrant	8-K	001-36517	10.1	March 18, 2016

Exhibit No.	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.14†	Employment Agreement, dated as of August 1, 2016, by and between Mind-NRG SARL and Dr. Remy Luthringer	10-Q	001-36517	10.1	August 4, 2016

10.15†	Employment Agreement, dated as of August 1, 2016, by and between Mind-NRG SARL and Geoffrey Race	10-Q	001-36517	10.2	August 4, 2016

10.16†	Employment Agreement, dated as of August 1, 2016, by and between the Registrant and Frederick Ahlholm	10-Q	001-36517	10.3	August 4, 2016

10.17†	Form of Restricted Stock Unit Agreement under the Amended and Restated 2013 Equity Incentive Plan of the Registrant	8-K	001-36517	10.1	December 16, 2016

10.18†	Form of Option Grant Agreement under the Amended and Restated 2013 Equity Incentive Plan	10-K	001-36517	10.36	March 13, 2017

10.19	Amendment No. 1 to Co-Development and License Agreement dated June 13, 2017, by and between the Registrant and Janssen Pharmaceutica NV	8-K	001-36517	10.1	June 14, 2017

10.20*	Commercial Supply Agreement by and between the Registrant and Catalent Germany Schorndorf GmbH, dated September 18, 2019	10-Q	001-36517	10.1	November 4, 2019

10.21	Open Market Sale Agreement, dated as of September 14, 2022, by and between the Registrant and Jefferies LLC	S-3	333-267424	1.2	September 14, 2022

10.22	Settlement Agreement, dated as of June 24, 2020, by and between the Registrant and Janssen Pharmaceutica, N.V.	10-Q	001-36517	10.2	August 3, 2020

10.23†	Amended and Restated 2013 Equity Incentive Plan	10-Q	001-36517	10.2	November 7, 2023

10.24*	Royalty Purchase Agreement, dated as of January 15, 2021, by and between the Registrant and RPI 2019 Intermediate Finance Trust (redacted)	10-K	001-36517	10.48	March 8, 2021

10.25*	Remy Luthringer Supplemental Retention Benefits Letter Agreement (redacted)	10-Q	001-36517	10.1	May 12, 2021

10.26	First Amendment to the Employment Agreement of Geoff Race by and between Mind-NRG SARL and Geoff Race, effective October 11, 2021	8-K	001-36517	10.1	October 12, 2021

10.27	Amended and Restated Employment Agreement by and between Minerva Neurosciences, Inc. and Frederick Ahlholm, effective October 11, 2021	8-K	001-36517	10.2	October 12, 2021

10.28	First Amendment to the Employment Agreement of Remy Luthringer by and between Mind-NRG SARL and Remy Luthringer, effective December 13, 2022	8-K	001-36517	10.1	December 13, 2022

10.29	Second Amendment to the Employment Agreement of Remy Luthringer by and between Mind-NRG SARL and Remy Luthringer, effective March 6, 2023	10-K	001-36517	10.30	March 8, 2023

10.30	Securities Purchase Agreement, dated June 27, 2023, by and among Minerva Neurosciences, Inc. and the purchasers party thereto	8-K	001-36517	10.1	June 28, 2023

19.1	Statement of Company Policy on Insider Trading and Disclosure					X

Exhibit No.	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith

21.1	List of Subsidiaries	10-K	001-36517	21.1	March 1, 2022

23.1	Consent of Deloitte & Touche, LLP, independent registered public accounting firm					X

24.1	Power of Attorney (included on the Signature page of this Annual Report on Form 10-K)					X

31.1	Certification of Chief Executive Officer (Principal Executive Officer) pursuant to Section 302 of Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer (Principal Financial Officer) pursuant to Section 302 of Sarbanes-Oxley Act of 2002					X

32.1**	Certification of Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) pursuant to Section 906 of Sarbanes-Oxley Act of 2002					X

97	Incentive Compensation Recoupment Policy	10-K	001-36517	97	February 22, 2024

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document.					X

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Document.					X

104	Cover Page formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.					X

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

Date: February 25, 2025

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

Signature	Title	Date
/s/ Remy Luthringer, Ph.D.	Executive Chairman and Chief Executive Officer (Principal Executive Officer)	February 25, 2025
Remy Luthringer, Ph.D.

/s/ Frederick Ahlholm	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 25, 2025
Frederick Ahlholm

/s/ Geoffrey Race	President	February 25, 2025
Geoffrey Race

/s/ Hans Peter Hasler	Member of the Board of Directors	February 25, 2025
Hans Peter Hasler

/s/ David Kupfer, MD	Member of the Board of Directors	February 25, 2025
David Kupfer, MD

/s/ Fouzia Laghrissi-Thode, MD	Member of the Board of Directors	February 25, 2025
Fouzia Laghrissi-Thode, MD

/s/ Jan van Heek	Member of the Board of Directors	February 25, 2025
Jan van Heek