Form 10-K/A
period 2024-12-31
Minerva Neurosciences, Inc.
filed 2025-04-21
CIK 1598646

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
12b-2
of the Exchange Act). YES ☐ NO ☒
The aggregate value of the Company’s Common Stock held by
non-affiliates
of the Company was approximately $12.9 million as of June 28, 2024, when the last reported sales price was $3.19 per share.
The number of shares of Registrant’s Common Stock outstanding as of April 18, 2025 was 6,993,406.
DOCUMENTS INCORPORATED BY REFERENCE
None.

Auditor Firm PCAOB ID: 34	Auditor Name: Deloitte & Touche, LLP	Auditor Location: Boston, Massachusetts

EXPLANATORY NOTE
Minerva Neurosciences, Inc. (the “Company,” “Minerva,” “we,” “us” or “our”) is filing this Amendment No. 1 on Form
10-K/A
(this “Amendment”) to amend our Annual Report on Form
10-K
for the year ended December 31, 2024, originally filed with the Securities and Exchange Commission (the “SEC”) on February 25, 2025 (the “Original
10-K”),
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

Information About Our Directors and Executive Officers.

Board of Directors

The table below sets forth our executive officers and directors as of March 31, 2025. We have also included below a summary of the business experience of each of our directors, including a discussion of the qualifications, attributes and skills that led our Board of Directors (the “Board”) to the conclusion that each of our directors should serve as a director of Minerva.

Name	Age	Term Expires	Position
Dr. Remy Luthringer	64	2027	Chief Executive Officer and Executive Chairman of the Board of Directors
Hans Peter Hasler(1)(2)(3)	69	2027	Director
Dr. David Kupfer(1)(2)(3)	84	2026	Director
Dr. Fouzia Laghrissi-Thode(2)	62	2025	Director
Jan van Heek(1)	75	2026	Director

(1)	Member of the Audit Committee. Mr. van Heek serves as Chair of the Audit Committee.
(2)	Member of the Compensation Committee. Dr. Laghrissi-Thode serves as Chair of the Compensation Committee.
(3)	Member of the Nominating and Corporate Governance Committee. Dr. Kupfer serves as Chair of the Nominating and Corporate Governance Committee.

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

Dr. Fouzia Laghrissi-Thode has served on our Board since May 2015. Dr. Laghrissi-Thode has held positions of leadership at AstraZeneca, Roche and Novartis in a broad range of therapeutic areas, including central nervous system, cardiovascular, metabolic disease and genito-urinary health. She is currently Chief Executive Officer and a member of the board of directors of DalCor Pharmaceuticals. Prior to joining DalCor, Dr. Laghrissi-Thode served as U.S. Vice President for the renal-cardio therapy area at AstraZeneca, Head of the South San Francisco site, and the chief executive officer of ZS Pharma, Inc. She was formerly vice president of the global cardiovascular and metabolism therapy area at AstraZeneca. Dr. Laghrissi-Thode holds an M.D. from the University of Tours School of Medicine in France, is board certified in psychiatry and was an adjunct professor of psychiatry at the University of Pittsburgh. Our Board believes that Dr. Laghrissi-Thode’s extensive experience in the pharmaceutical industry and field of psychiatry qualifies her to serve on our Board.

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

Executive Officers

The table below sets forth information about our executive officers, including their ages as of March 31, 2025. We have also included below a brief summary of the business experience of each of our executive officers.

Name	Age	Position
Dr. Remy Luthringer	64	Chief Executive Officer and Executive Chairman of the Board of Directors
Geoffrey Race	64	President
Frederick Ahlholm	59	SVP, Chief Financial Officer and Secretary

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

Frederick Ahlholm has provided services to us since January 2014, first as a consultant and then as an employee beginning in June 2014. Mr. Ahlholm most recently held the positions of the Company’s Vice President and Chief Accounting Officer from July 2014 to October 2021, and Senior Vice President of Finance from May 2015 to October 2021. Prior to joining us, Mr. Ahlholm served as Vice President of Finance and Chief Accounting Officer for Amarin Corporation, a commercial stage life science company. Mr. Ahlholm has over 20 years of experience leading the finance organization at publicly-traded life science companies. He began his career at Ernst & Young, is a CPA and earned his BA in Business Administration at the University of Notre Dame.

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

The Audit Committee is currently composed of three directors: Mr. van Heek (Chair), Mr. Hasler and Dr. Kupfer. The Board has adopted a written Audit Committee charter that is available on the Company’s website at http://ir.minervaneurosciences.com/corporate-governance.

The Board reviews the Nasdaq listing standards definition of independence for Audit Committee members on an annual basis and has determined that Dr. Kupfer and Messrs. Hasler and van Heek are independent (as independence is currently defined in Rule 5605(c)(2)(A) of the Nasdaq listing standards).

The Board has also determined that Mr. van Heek qualifies as an “audit committee financial experts,” as defined in applicable SEC rules. The Board made a qualitative assessment of Mr. van Heek’s level of knowledge and experience based on a number of factors, including his formal education and experience serving on audit committees for public reporting companies. The Board has also determined that each of the Audit Committee members is able to read and understand fundamental financial statements.

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

Insider Trading Policy

We have adopted an insider trading policy governing the purchase, sale and/or other dispositions of our securities by our directors, officers and employees (the “Insider Trading Policy”). A copy of the Insider Trading Policy is filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2024. In addition, it is the Company’s practice to comply with the applicable laws and regulations relating to insider trading.

ITEM 11.	Executive Compensation

Executive Compensation

Summary Compensation Table

The following table shows for the fiscal years ended December 31, 2024 and 2023, the compensation of the Company’s Chief Executive Officer and two other most highly compensated executive officers as of December 31, 2024 (collectively, our “named executive officers”).

NAME AND PRINCIPAL POSITION	YEARS	SALARY ($)	BONUS ($)		OPTION AWARDS ($)(1)	ALL OTHER COMPENSATION ($)		TOTAL ($)
Dr. Remy Luthringer	2024	649,064	356,985	(2)	197,400	6,535	(3)	1,209,984
Chief Executive Officer	2023	624,100	644,419		560,511	6,130		1,835,160
Geoffrey Race	2024	492,018	246,009	(2)	178,600	3,103	(3)	919,730
President	2023	473,094	437,064		485,739	3,144		1,399,041
Frederick Ahlholm	2024	449,513	202,281	(2)	89,300	13,062	(4)	754,156
SVP, Chief Financial Officer and Secretary	2023	432,224	281,256		239,103	12,537		965,120

(1)

In accordance with SEC rules, this column reflects the aggregate grant date fair value of the option awards granted during 2024 computed in accordance with Financial Accounting Standard Board Accounting Standards Codification Topic 718 for stock-based compensation transactions (“ASC 718”). Assumptions used in valuing options are described in Note 7 to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on February 25, 2025. The aggregate grant date fair value does not take into account any estimated forfeitures related to service-vesting conditions. These amounts do not reflect the actual economic value that will be realized by the named executive officers upon the vesting or exercise of the stock options, or the sale of the common stock underlying such stock options.

(2)	Represents the annual bonus paid in December 2024 and January 2025, which was 100% of the officer’s annual target bonus for 2024.
(3)	Represents life insurance premiums paid in 2024 by the Company.
(4)	Represents $12,075 paid in 2024 by the Company in 401(k) contributions and $987 paid in 2024 by the Company for life insurance premiums.

Outstanding Equity Awards at Fiscal Year-End

The following table shows for the fiscal year ended December 31, 2024, certain information regarding outstanding equity awards at fiscal year-end for the named executive officers.

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Equity Incentive Plan Awards: Number of shares or units of stock that have not vested (#)		Equity Incentive Plan Awards: Market value of shares or units of stock that have not vested ($)
Dr. Remy Luthringer	25,000		—		28.00	10/12/2030	88,076	(5)	195,705	(6)
	43,400	(1)	19,725		6.33	2/15/2032	—		—
	22,500	(2)	22,500		3.11	12/12/2032	—		—
	25,113	(3)	75,337		6.41	10/3/2033	—		—
	—		105,000	(4)	2.12	12/4/2034	—		—
Geoffrey Race	17,500		—		28.00	10/12/2030	46,987	(5)	104,405	(6)
	17,190	(1)	7,810		6.33	2/15/2032	—		—
	19,000	(2)	19,000		3.11	12/12/2032	—		—
	21,763	(3)	65,287		6.41	10/3/2033	—		—
	—		95,000	(4)	2.12	12/4/2034	—		—
Frederick Ahlholm	10,625		—		28.00	10/12/2030	19,843	(5)	44,091	(6)
	15,470	(1)	7,030		6.33	2/15/2032	—		—
	13,000	(2)	13,000		3.11	12/12/2032	—		—
	10,713	(3)	32,137		6.41	10/3/2033	—		—
	—		47,500	(4)	2.12	12/4/2034	—		—

(1)

25% of the shares subject to the option vested and became exercisable on February 16, 2023 and the balance of the shares vest and become exercisable in a series of twelve equal quarterly installments upon the executive officer’s completion of each quarter of service over the three-year period thereafter.

(2)

25% of the shares subject to the option vested and became exercisable on December 13, 2023 and the balance of the shares vest and become exercisable in a series of twelve equal quarterly installments upon the executive officer’s completion of each quarter of service over the three-year period thereafter.

(3)

25% of the shares subject to the option vested and became exercisable on October 4, 2024 and the balance of the shares vest and become exercisable in a series of twelve equal quarterly installments upon the executive officer’s completion of each quarter of service over the three-year period thereafter.

(4)

25% of the shares subject to the option will vest and become exercisable on December 5, 2025 and the balance of the shares vest and become exercisable in a series of twelve equal quarterly installments upon the executive officer’s completion of each quarter of service over the three-year period thereafter.

(5)

Consists of performance-based restricted stock units (“PRSUs”) granted pursuant to our tender offer in August 2021, which vest as follows: (i) 50% of the PRSUs vest upon FDA acceptance of a new drug application for roluperidone, provided that such acceptance is not “over protest” and occurs within three years after the grant date, and (ii) the remaining unvested PRSUs vest upon roluperidone receiving FDA marketing approval, provided that such approval occurs within five years after the grant date, subject, in either case, to the grantee’s continued service through the applicable milestone. The first milestone was achieved on April 28, 2023, and as a result 88,077, 46,987 and 19,843 of the PRSUs vested with respect to each of Dr. Luthringer, Mr. Race and Mr. Ahlholm. The number of PRSUs in the table above represents the remaining PRSUs that vest upon achievement of the second milestone.

(6)	The Company’s stock price, trading on The Nasdaq Capital Market under the symbol “NERV”, was $2.222 as of December 31, 2024.

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

Effective January 1, 2024, Dr. Luthringer was entitled to an annual base salary of $649,064. Dr. Luthringer is also eligible for a discretionary bonus payment for each calendar year of up to 55% of his base salary. Dr. Luthringer is also eligible to participate in the Company’s employee benefit, welfare and other plans generally available to the other similarly situated employees of the Company, as may be maintained by the Company from time to time, and he is eligible for equity awards under the Company’s equity incentive plans, subject to the Company’s discretion.

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

Effective January 1, 2024, Mr. Race was entitled to an annual base salary of $492,018. Mr. Race is also eligible for a discretionary annual bonus payment for each calendar year of up to 50% of his base salary. Mr. Race is also eligible to participate in the Company’s employee benefit, welfare and other plans generally available to the other similarly situated employees of the Company, as may be maintained by the Company from time to time, and he is eligible for equity awards under the Company’s equity incentive plans, subject to the Company’s discretion.

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

Frederick Ahlholm

We entered into an Amended and Restated Employment Agreement with Mr. Ahlholm on October 11, 2021, which replaced and superseded the May 30, 2014 and the August 1, 2016 offer letters between Mr. Ahlholm and us. Mr. Ahlholm’s principal place of work is Waltham, Massachusetts. Effective as of the Amended and Restated Agreement, Mr. Ahlholm was entitled to an annual base salary of $400,000, which increased to $449,513 effective January 1, 2024. Mr. Ahlholm is also eligible to receive a discretionary bonus payment for each calendar year that ends during his employment of up to 45% of his base salary for that calendar year. Mr. Ahlholm is also eligible to participate in the Company’s employee benefit, welfare and other plans generally available to the other similarly situated employees of the Company, and is eligible for equity awards under the Company’s equity incentive plans, subject to the Company’s discretion.

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

Director Compensation

Director Compensation Table

The following table presents the total compensation for each person, other than our Chief Executive Officer, who served as a member of our Board during 2024. Other than as set forth in the table and described more fully below, we did not pay any compensation, reimburse any expense of, make any equity awards or non-equity awards to, or pay any other compensation to any of the non-employee members of our Board in 2024.

Name	Fees Earned or Paid in Cash ($)	Option Awards(1)(2) ($)	Total ($)
Hans Peter Hasler	52,500	23,125	75,625
Jeryl Hilleman(3)	37,500	—	37,500
Dr. David Kupfer	60,875	23,125	84,000
Dr. Fouzia Laghrissi-Thode	47,000	23,125	70,125
Jan van Heek	44,375	23,125	67,500

(1)

In accordance with SEC rules, this column reflects the aggregate grant date fair value of the option awards granted during 2024 computed in accordance with ASC 718. The assumptions we used in valuing the option awards are described in Note 7 to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on February 25, 2024 (as amended by Form 10-K/A). The aggregate grant date fair value does not take into account any estimated forfeitures related to service-vesting conditions. These amounts do not reflect the actual economic value that will be realized by a director upon the vesting of the stock options, the exercise of the stock options or the sale of the common stock underlying such stock options. Pursuant to our non-employee director compensation policy as then in effect, each of our non-employee directors was granted an option to purchase 12,500 shares of our common stock on December 5, 2024 at an exercise price of $2.12 per share.

(2)	As of December 31, 2024, the aggregate number of shares subject to outstanding equity awards held by our non-employee directors who served on our Board during 2024 was:

Name	Stock Options
Hans Peter Hasler	42,500
Jeryl Hilleman(3)	—
Dr. David Kupfer	43,749
Dr. Fouzia Laghrissi-Thode	43,749
Jan van Heek	41,561

(3)	Ms. Hilleman resigned from the Board effective August 6, 2024.

Non-Employee Director Compensation Policy

Our Amended and Restated Non-Employee Director Compensation Plan, as adopted by our Board, became effective April 1, 2018 and was amended on November 29,2023. Under the terms of the current plan, each non-employee director is eligible to receive an annual cash retainer of $40,000. The Lead Independent Director is eligible to receive an additional annual cash retainer of $10,000. The chairpersons of the Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee are each eligible to receive additional annual cash retainers of $15,000, $12,250 and $9,500, respectively. Other members of the Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee are eligible to receive additional annual cash retainers of $9,000, $6,000 and $5,000, respectively.

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

Our Amended and Restated Non-Employee Director Compensation Plan was further amended on December 5, 2024, which became effective on January 1, 2025. Under the terms of the plan, as most recently amended, each non-employee director is eligible to receive an annual cash retainer of $40,000. The Lead Independent Director is eligible to receive an additional annual cash retainer of $20,000. The chairpersons of the Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee are each eligible to receive additional annual cash retainers of $18,000, $12,250 and $9,500, respectively. Other members of the Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee are eligible to receive additional annual cash retainers of $9,000, $6,000 and $5,000, respectively. The New Director Welcome Options have been increased to 9,500 shares of the Company’s common stock and the New Annual Grants have been decreased to 4,750 shares of the Company’s common stock.

Clawback Policy

In November 2023, our Board adopted a written compensation recovery policy in accordance with the Dodd-Frank Wall Street Reform and Consumer Protection Act and applicable Nasdaq rules, a copy of which is filed as an exhibit to our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

Policies and Practices Related to the Grant of Certain Equity Awards Close in Time to the Release of Material Nonpublic Information

From time to time, we grant stock options to employees, including the named executive officers. Also, non-employee directors receive automatic grants of initial and annual stock option awards, at the time of a director’s initial appointment or election to the Board and at the time of each annual meeting of the Company’s stockholders, respectively, pursuant to our Amended and Restated Non-Employee Director Compensation Plan, as further described under the heading “—Non-Employee Director Compensation Policy” above. We do not otherwise maintain any written policies on the timing of awards of stock options, stock appreciation rights, or similar instruments with option-like features. Neither our Board nor our Compensation Committee takes material non-public information (“MNPI”) about the Company into account when determining the timing of equity awards, nor do we time the disclosure of MNPI for the purpose of impacting the value of executive compensation.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding the ownership of the Company’s common stock as of March 31, 2025 by: (i) each director; (ii) each named executive officer; (iii) all executive officers and directors of the Company as a group; and (iv) all those known by the Company to be beneficial owners of more than five percent of its common stock.

Beneficial ownership of securities is determined according to the rules of the SEC and generally means, with respect to a security, that a person or entity possesses sole or shared voting or investment power of such security, including options and warrants that are currently exercisable or will be exercisable within 60 days of March 31, 2025. Options to purchase shares of our common stock that are exercisable within 60 days of March 31, 2025 are deemed to be beneficially owned by the person holding these options for the purpose of computing percentage ownership of that person, but they are not treated as outstanding for the purpose of computing any other person’s ownership percentage.

This table is based upon information supplied by officers, directors and principal stockholders and Schedules 13G or 13D filed with the SEC. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believe that all persons named in the table have sole voting and investment power with respect to all shares of our common stock beneficially owned by them. Applicable percentages are based on 6,993,406 shares of common stock outstanding as of March 31, 2025, adjusted as required by rules promulgated by the SEC.

Name of Beneficial Owner(1)	Number of Shares of Common Stock Beneficially Owned	Percentage of Ownership
Named Executive Officers and Directors:
Dr. Remy Luthringer(2)	313,868	4.4%
Geoffrey Race(3)	136,154	1.9%
Frederick Ahlholm(4)	73,035	1.0%
Dr. Fouzia Laghrissi-Thode(5)	34,374	*
Dr. David Kupfer(6)	58,310	*
Hans Peter Hasler(7)	34,375	*
Jan van Heek(8)	33,791	*
All current executive officers and directors as a group (7 persons)(10)	683,907	9.2%
Greater than 5% Stockholders:
Boehringer Ingelheim International GmbH (11)	1,428,708	19.99%
Funds affiliated with Federated Hermes, Inc.(12)	1,351,275	19.3%

*	Represents beneficial ownership of less than 1% of our outstanding common stock.
(1)	Unless otherwise noted, the address of each of those listed in the table is c/o Minerva Neurosciences, Inc., 1500 District Avenue, Burlington, MA 01803.
(2)

Consists of (a) 115,825 shares of common stock beneficially owned by Wint2felden Holding SA, a company wholly owned by Dr. Luthringer; (b) 68,994 shares of common stock owned by Dr. Luthringer himself, and (c) options to purchase 129,049 shares of common stock that are exercisable within 60 days of March 31, 2025.

(3)	Consists of (a) 51,324 shares of common stock and (b) options to purchase 84,830 shares of common stock that are exercisable within 60 days of March 31, 2025.

(4)	Consists of (a) 17,518 shares of common stock and (b) options to purchase 55,517 shares of common stock that are exercisable within 60 days of March 31, 2025.
(5)	Consists of options to purchase 34,374 shares of common stock that are exercisable within 60 days of March 31, 2025.
(6)	Consists of (a) 23,936 shares of common stock and (b) options to purchase 34,374 shares of common stock that are exercisable within 60 days of March 31, 2025.
(7)	Consists of (a) 1,250 shares of common stock and (b) options to purchase 33,125 shares of common stock that are exercisable within 60 days of March 31, 2025.
(8)	Consists of (a) 2,542 shares of common stock and (b) options to purchase 31,249 shares of common stock that are exercisable within 60 days of March 31, 2025.
(9)	Consists of (a) 281,389 shares of common stock and (b) options to purchase 402,518 shares of common stock that are exercisable within 60 days of March 31, 2025.
(10)

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

(11)

This information is based partially on the information reported on the Schedule 13G/A filed by Federated Hermes, Inc. (the “Federated Hermes Parent”) on January 18, 2024. The amount reported consists of (i) 605,000 shares of our common stock held by Federated Hermes Kaufmann Small Cap Fund, a portfolio of Federated Hermes Equity Funds (“Federated Hermes Kaufmann Small Cap Fund”); (ii) 725,000 shares of our common stock held by Federated Hermes Kaufmann Fund, a portfolio of Federated Hermes Equity Funds (“Federated Hermes Kaufmann Fund”); and (iii) 21,275 shares of our common stock held by Federated Hermes Kaufmann Fund II, a portfolio of Federated Hermes Insurance Series (“Federated Hermes Kaufmann Fund II” and together with Federated Hermes Kaufmann Small Cap Fund and Federated Hermes Kaufmann Fund, the “Federated Hermes Kaufmann Funds”). In addition to the foregoing shares, as of December 31, 2024, Federated Hermes Kaufmann Small Cap Fund, Federated Hermes Kaufmann Fund and Federated Hermes Kaufmann Fund II held pre-funded warrants to purchase an aggregate of 350,350 shares of our common stock, which are excluded from the amount reported above as beneficially owned because they are subject to limitations on exercisability if such exercise would result in Federated Hermes Kaufmann Funds, in the aggregate, beneficially owning more than 14.99% of our outstanding common stock. The Federated Hermes Kaufmann Funds are managed by Federated Equity Management Company of Pennsylvania and subadvised by Federated Global Investment Management Corp., which are wholly-owned subsidiaries of FII Holdings, Inc., which is a wholly-owned subsidiary of the Federated Hermes Parent. All of the Federated Hermes Parent’s outstanding voting stock is held in the Voting Shares Irrevocable Trust for which Thomas R. Donahue, Ann C. Donahue and J. Christopher Donahue, who are collectively referred to as Federated Trustees, act as trustees. The Federated Hermes Parent’s subsidiaries have the power to direct the vote and disposition of the securities held by the Federated Hermes Kaufmann Funds. The business address of each Federated Trustee is 4000 Ericsson Drive, Warrendale, PA 15086-7561. The address of each of the Federated Hermes Parent and the Federated Hermes Kaufmann Funds is Federated Investors Tower, 1011 Liberty Avenue, Pittsburgh, PA 15222.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides certain information with respect to all of the Company’s equity compensation plans in effect as of December 31, 2024.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, stock appreciation rights, stock awards and restricted stock units (a)(1)	Weighted- average exercise price of outstanding options, stock appreciation rights, stock awards and restricted stock units(2)	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	1,715,443	$8.34	32,361
Equity compensation plans not approved by security holders	—	—	—

Total	1,715,443	$8.34	32,361

(1)	Consists of 1,487,234 shares subject to outstanding options and 228,209 shares subject to outstanding performance-based restricted stock unit awards.
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

Certain Relationships and Related Person Transactions

Other than compensation arrangements for our directors and executive officers, which are described elsewhere in this Amendment to Annual Report on Form 10-K, below is a description of transactions since January 1, 2023 to which the Company was a party or will be a party, in which:

•	the amounts involved exceeded or will exceed $120,000 (or, if less, 1% of the average of our total assets at December 31, 2024 and 2023, as applicable); and

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

Arrangement with PPRS Research, Inc.

Dr. Jay B. Saoud, the Company’s former Senior Vice President, Head of Research and Development, provides part-time consulting services to PPRS Research, Inc., where he serves as Head of Biometrics, Pharmacokinetics, and Medical Writing. In 2023 and 2024, the Company paid PPRS Research, Inc. approximately $2.1 million and $2.1 million, respectively, for program and project management services, including research and development services and coordination with investigators and contract research organizations.

Transition, Separation, and Consulting Agreement with Dr. Jay B. Saoud

Dr. Saoud resigned from the position of Senior Vice President, Head of Research and Development, effective September 15, 2021. In connection with his resignation, Dr. Saoud and the Company entered into a Transition, Separation, and Consulting Agreement, as amended by that certain First Amendment effective July 1, 2022, that certain Second Amendment effective January 1, 2023, that certain Third Amendment effective July 1, 2023, that certain Fourth Amendment effective August 4, 2023, that certain Fifth Amendment effective April 1, 2024, that certain Sixth Amendment effective January 1, 2025, and that certain Seventh Amendment effective April 1, 2025, pursuant to which Dr. Saoud continued providing services as a consultant to the Company from September 15, 2021. Dr. Saoud’s consulting services will end on April 30, 2025, subject to termination or renewal. Effective as of January 1, 2023 and through March 15, 2023, Dr. Saoud was entitled to receive $24,000 for up to fifteen hours of consulting services per week for a four-week period. Effective March 16, 2023 and through March 31, 2024, Dr. Saoud was entitled to receive $27,000 for up to fifteen hours of consulting services per week for a four-week period. Effective April 1, 2024 and through December 31, 2024, Dr. Saoud was entitled to receive $30,000 for up to fifteen hours of consulting services per week for a four-week period. In the event that Dr. Saoud performed more than fifteen hours of consulting services per week, the Company paid Dr. Saoud $550 per hour for the period from April 1, 2024 through December 31, 2024. Effective January 1, 2025 and through March 31, 2025, Dr. Saoud was entitled to receive $30,000 for up to fifteen hours of consulting services per week for a four-week period. In the event that Dr. Saoud performed more than fifteen hours of consulting services per week, the Company paid Dr. Saoud $550 per hour for the period from January 1, 2025 through March 31, 2025. Effective April 1, 2025 and through April 30, 2025, Dr. Saoud will be entitled to receive $30,000 for up to fifteen hours of consulting services per week for a four-week period. In the event that Dr. Saoud performs more than fifteen hours of consulting services per week, the Company will pay Dr. Saoud $550 per hour for the period from April 1, 2025 through April 30, 2025.

In 2023 and 2024, the Company paid Dr. Saoud approximately $541,000 and $529,000, respectively, for consulting services.

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

Principal Accountant Fees and Services

The following table presents the aggregate fees billed to the Company for the fiscal years ended December 31, 2024 and 2023, by Deloitte & Touche LLP, the Company’s principal accountant.

	Fiscal Year
	2024	2023
Audit fees(1)	$473,300	$616,360
Audit-related fees	$—	$—
Tax fees	$—	$—
All other fees	$—	$—
Total fees	$473,300	$616,360

(1)

For both fiscal years ended December 31, 2024 and 2023, audit fees represent fees for audit services rendered in connection with the audit of our consolidated financial statements, as well as fees associated with reviews of documents filed with the SEC, our Annual Report on Form 10-K and our quarterly consolidated financial statements included in our Quarterly Reports on Form 10-Q. For the fiscal year ended December 31, 2023, audit fees also include those associated with the filing of a registration statements on Form S-3 and the delivery of related consents.

All services described above were pre-approved by the Audit Committee.

In connection with the audit of the 2025 consolidated financial statements, the Company entered into an engagement agreement with Deloitte & Touche LLP that sets forth the terms by which Deloitte & Touche LLP will perform audit services for the Company.

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

(a)(3) Exhibits

The exhibits required to be filed as part of this report are listed in the Exhibit List attached hereto and are incorporated herein by reference.

Exhibit No.	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of the Registrant	S-1/A	333-195169	3.1	June 10, 2014

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-36517	3.1	June 17, 2022

3.3	Amended and Restated Bylaws of the Registrant	10-Q	001-36517	3.2	November 4, 2019

4.1	Form of Common Stock Certificate	S-1/A	333-195169	4.1	June 10, 2014

4.2	Form of Pre-Funded Warrant (June 2023)	8-K	001-36517	4.1	June 28, 2023

4.3	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	10-K	001-36517	4.2	March 8, 2023

10.1	Share Purchase Agreement between the Registrant, Mind-NRG SA and Various Shareholders dated as of February 11, 2014	S-1	333-195169	10.13	April 9, 2014

10.2†	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers	S-1/A	333-195169	10.1	June 10, 2014

10.3*	License Agreement between Mitsubishi Pharma Corporation and the Registrant f/k/a Cyrenaic Pharmaceuticals, Inc., dated as of August 30, 2007	S-1/A	333-195169	10.2	June 10, 2014

10.4*	Amendment to License Agreement between Mitsubishi Tanabe Pharma Corporation and the Registrant f/k/a Cyrenaic Pharmaceuticals, Inc., dated as of June 16, 2011	S-1/A	333-195169	10.3	June 10, 2014

Exhibit No.	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.5*	Second Amendment to License Agreement between Mitsubishi Tanabe Pharma Corporation and the Registrant, dated as of January 20, 2014	S-1/A	333-195169	10.4	June 10, 2014

10.6*	License Agreement between Mitsubishi Tanabe Pharma Corporation and the Registrant as successor in interest to Sonkei Pharmaceuticals, Inc., dated as of September 1, 2008	S-1/A	333-195169	10.5	June 10, 2014

10.7*	Amendment to License Agreement between Mitsubishi Tanabe Pharma Corporation and the Registrant, dated as of January 20, 2014	S-1/A	333-195169	10.6	June 10, 2014

10.8*	Co-Development and License Agreement between Janssen Pharmaceutica, N.V. and the Registrant, dated as of February 13, 2014	S-1/A	333-195169	10.7	June 10, 2014

10.9	Form of Securities Purchase Agreement between certain investors referenced therein and the Registrant, dated as of March 13, 2015	8-K	001-36517	10.1	March 18, 2015

10.10	Form of Registration Rights Agreement between certain investors referenced therein and the Registrant, dated as of March 13, 2015	8-K	001-36517	10.3	March 18, 2015

10.11	Second Amendment to License Agreement between Mitsubishi Tanabe Pharma Corporation and the Registrant, dated as of April 21, 2015	10-Q	001-36517	10.5	May 7, 2015

10.12†	Amended and Restated Non-Employee Director Compensation Plan					X

10.13	Common Stock Purchase Agreement, dated March 17, 2016, by and between David Kupfer and the Registrant	8-K	001-36517	10.1	March 18, 2016

10.14†	Employment Agreement, dated as of August 1, 2016, by and between Mind-NRG SARL and Dr. Remy Luthringer	10-Q	001-36517	10.1	August 4, 2016

10.15†	Employment Agreement, dated as of August 1, 2016, by and between Mind-NRG SARL and Geoffrey Race	10-Q	001-36517	10.2	August 4, 2016

10.16†	Employment Agreement, dated as of August 1, 2016, by and between the Registrant and Frederick Ahlholm	10-Q	001-36517	10.3	August 4, 2016

10.17†	Form of Restricted Stock Unit Agreement under the Amended and Restated 2013 Equity Incentive Plan of the Registrant	8-K	001-36517	10.1	December 16, 2016

10.18†	Form of Option Grant Agreement under the Amended and Restated 2013 Equity Incentive Plan	10-K	001-36517	10.36	March 13, 2017

Exhibit No.	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.19	Amendment No. 1 to Co-Development and License Agreement dated June 13, 2017, by and between the Registrant and Janssen Pharmaceutica NV	8-K	001-36517	10.1	June 14, 2017

10.20*	Commercial Supply Agreement by and between the Registrant and Catalent Germany Schorndorf GmbH, dated September 18, 2019	10-Q	001-36517	10.1	November 4, 2019

10.21	Open Market Sale Agreement, dated as of September 14, 2022, by and between the Registrant and Jefferies LLC	S-3	333-267424	1.2	September 14, 2022

10.22	Settlement Agreement, dated as of June 24, 2020, by and between the Registrant and Janssen Pharmaceutica, N.V.	10-Q	001-36517	10.2	August 3, 2020

10.23†	Amended and Restated 2013 Equity Incentive Plan	10-Q	001-36517	10.2	November 7, 2023

10.24*	Royalty Purchase Agreement, dated as of January 15, 2021, by and between the Registrant and RPI 2019 Intermediate Finance Trust (redacted)	10-K	001-36517	10.48	March 8, 2021

10.25*	Remy Luthringer Supplemental Retention Benefits Letter Agreement (redacted)	10-Q	001-36517	10.1	May 12, 2021

10.26	First Amendment to the Employment Agreement of Geoff Race by and between Mind-NRG SARL and Geoff Race, effective October 11, 2021	8-K	001-36517	10.1	October 12, 2021

10.27	Amended and Restated Employment Agreement by and between Minerva Neurosciences, Inc. and Frederick Ahlholm, effective October 11, 2021	8-K	001-36517	10.2	October 12, 2021

10.28	First Amendment to the Employment Agreement of Remy Luthringer by and between Mind-NRG SARL and Remy Luthringer, effective December 13, 2022	8-K	001-36517	10.1	December 13, 2022

10.29	Second Amendment to the Employment Agreement of Remy Luthringer by and between Mind-NRG SARL and Remy Luthringer, effective March 6, 2023	10-K	001-36517	10.30	March 8, 2023

10.30	Securities Purchase Agreement, dated June 27, 2023, by and among Minerva Neurosciences, Inc. and the purchasers party thereto	8-K	001-36517	10.1	June 28, 2023

19.1	Statement of Company Policy on Insider Trading and Disclosure	10-K	001-36517	19.1	February 25, 2025

21.1	List of Subsidiaries	10-K	001-36517	21.1	March 1, 2022

23.1	Consent of Deloitte & Touche, LLP, independent registered public accounting firm	10-K	001-36517	23.1	February 25, 2025

Exhibit No.	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith

24.1	Power of Attorney (included on the Signature page of this Annual Report on Form 10-K)	10-K	001-36517	24.1	February 25, 2025

31.1	Certification of Chief Executive Officer (Principal Executive Officer) pursuant to Section 302 of Sarbanes-Oxley Act of 2002	10-K	001-36517	31.1	February 25, 2025

31.2	Certification of Chief Financial Officer (Principal Financial Officer) pursuant to Section 302 of Sarbanes-Oxley Act of 2002	10-K	001-36517	31.2	February 25, 2025

31.3	Certification of Chief Executive Officer (Principal Executive Officer) pursuant to Section 302 of Sarbanes-Oxley Act of 2002					X

31.4	Certification of Chief Financial Officer (Principal Financial Officer) pursuant to Section 302 of Sarbanes-Oxley Act of 2002					X

32.1**	Certification of Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) pursuant to Section 906 of Sarbanes-Oxley Act of 2002	10-K	001-36517	32.1	February 25, 2025

97	Incentive Compensation Recoupment Policy	10-K	001-36517	97	February 22, 2024

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document.					X

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Document.					X

104	Cover Page formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.					X

†	Indicates management contract or compensatory plan or arrangement.
*	Confidential treatment has been granted by the Securities and Exchange Commission as to certain portions of this document.
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

Date: April 21, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Remy Luthringer, Ph.D. Remy Luthringer, Ph.D.	Executive Chairman and Chief Executive Officer (Principal Executive Officer)	April 21, 2025

/s/ Frederick Ahlholm Frederick Ahlholm	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	April 21, 2025

/s/ Geoffrey Race Geoffrey Race	President	April 21, 2025

* Hans Peter Hasler	Member of the Board of Directors	April 21, 2025

* David Kupfer, M.D.	Member of the Board of Directors	April 21, 2025

* Fouzia Laghrissi-Thode, M.D.	Member of the Board of Directors	April 21, 2025

* Jan van Heek	Member of the Board of Directors	April 21, 2025

* By:	/s/ Frederick Ahlholm
Frederick Ahlholm
Attorney-in-fact