Form 10-Q
period 2025-03-31
Minerva Neurosciences, Inc.
filed 2025-05-13
CIK 1598646

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

The number of shares of Registrant’s Common Stock, $0.0001 par value per share, outstanding as of May 8, 2025 was 6,993,406.

Unless the context suggests otherwise, references in this Quarterly Report on Form 10-Q, or Quarterly Report, to “Minerva,” “the Company,” “we,” “us,” and “our” refer to Minerva Neurosciences, Inc. and, where appropriate, its subsidiaries.

This Quarterly Report on Form 10-Q contains forward-looking statements. These forward-looking statements reflect our plans, estimates and beliefs. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “would” and similar expressions intended to identify forward-looking statements. Forward-looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Because of these risks and uncertainties, the forward-looking events and circumstances discussed in this report may not transpire. These risks and uncertainties include, but are not limited to, the risks included in this Quarterly Report on Form 10-Q under Part II, Item IA, “Risk Factors” and in our Annual Report on Form 10-K for the year ended December 31, 2024 under Part I, Item IA, “Risk Factors.”

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

PART I – Financial Information

Item 1 – Financial Statements

MINERVA NEUROSCIENCES, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
	2025	2024
Assets
Current assets
Cash and cash equivalents	$17,290,048	$21,362,008
Restricted cash	100,000	100,000
Prepaid expenses and other current assets	534,798	806,895
Total current assets	17,924,846	22,268,903

Equipment, net	4,081	5,442
Goodwill	14,869,399	14,869,399
Total assets	$32,798,326	$37,143,744

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	$639,946	$1,607,844
Accrued expenses and other current liabilities	1,307,223	1,229,000
Total current liabilities	1,947,169	2,836,844
Liability related to the sale of future royalties	60,000,000	60,000,000
Total liabilities	61,947,169	62,836,844
Commitments and contingencies (Note 8)

Stockholders’ deficit
Preferred stock; $0.0001 par value; 100,000,000 shares authorized; none issued or outstanding as of March 31, 2025 and December 31, 2024	—	—
Common stock; $0.0001 par value; 125,000,000 shares authorized; 6,993,406 shares issued and outstanding as of March 31, 2025 and December 31, 2024	699	699
Additional paid-in capital	369,979,993	369,682,764
Accumulated deficit	(399,129,535)	(395,376,563)
Total stockholders’ deficit	(29,148,843)	(25,693,100)
Total liabilities and stockholders’ deficit	$32,798,326	$37,143,744

See accompanying notes to condensed consolidated financial statements.

MINERVA NEUROSCIENCES, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Expenses
Research and development	$1,362,438	$4,167,287
General and administrative	2,540,446	2,514,676
Total expenses	3,902,884	6,681,963
Loss from operations	(3,902,884)	(6,681,963)

Foreign exchange (losses) gains	(8,376)	5,493
Investment income	158,288	357,908
Non-cash interest expense for the sale of future royalties	—	(2,250,243)
Net loss	$(3,752,972)	$(8,568,805)

Net loss per share, basic and diluted	$(0.50)	$(1.13)
Weighted average shares outstanding, basic and diluted	7,568,981	7,568,981

See accompanying notes to condensed consolidated financial statements.

MINERVA NEUROSCIENCES, INC.

Condensed Consolidated Statements of Stockholders’ Deficit

(Unaudited)

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-In Capital	Deficit	Total
Balances at January 1, 2024	6,993,406	$699	$368,357,239	$(396,815,428)	$(28,457,490)
Stock-based compensation	—	—	438,849	—	438,849
Net loss	—	—	—	(8,568,805)	(8,568,805)
Balances at March 31, 2024	6,993,406	$699	$368,796,088	$(405,384,233)	$(36,587,446)

Balances at January 1, 2025	6,993,406	$699	$369,682,764	$(395,376,563)	$(25,693,100)
Stock-based compensation	—	—	297,229	—	297,229
Net loss	—	—	—	(3,752,972)	(3,752,972)
Balances at March 31, 2025	6,993,406	$699	$369,979,993	$(399,129,535)	$(29,148,843)

See accompanying notes to condensed consolidated financial statements.

MINERVA NEUROSCIENCES, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(3,752,972)	$(8,568,805)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,361	1,360
Amortization of capitalized software	—	6,385
Stock-based compensation expense	297,229	438,849
Non-cash interest expense associated with the sale of future royalties	—	2,250,243
Changes in operating assets and liabilities
Prepaid expenses and other current assets	272,097	287,319
Accounts payable	(967,898)	(369,752)
Accrued expenses and other current liabilities	78,223	(139,870)
Net cash used in operating activities	(4,071,960)	(6,094,271)

Cash flows from investing activities:
Net cash provided by investing activities	—	—

Cash flows from financing activities:
Net cash provided by financing activities	—	—
Net decrease in cash, cash equivalents and restricted cash	(4,071,960)	(6,094,271)

Cash, cash equivalents and restricted cash
Beginning of period	21,462,008	41,012,575
End of period	$17,390,048	$34,918,304
Reconciliation of the Condensed Consolidated Statements of Cash Flows to the Condensed Consolidated Balance Sheets
Cash and cash equivalents	$17,290,048	$34,818,304
Restricted cash	100,000	100,000
Total cash, cash equivalents and restricted cash	$17,390,048	$34,918,304

See accompanying notes to condensed consolidated financial statements.

MINERVA NEUROSCIENCES, INC.

Notes to Condensed Consolidated Financial Statements

As of March 31, 2025 and for the Three Months Ended March 31, 2025 and 2024

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

Liquidity

The accompanying interim condensed consolidated financial statements have been prepared as though the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has limited capital resources and has incurred recurring operating losses and negative cash flows from operations since inception. As of March 31, 2025, the Company had an accumulated deficit of approximately $399.1 million and net cash used in operating activities was approximately $4.1 million during the three months ended March 31, 2025. Management expects to continue to incur operating losses and negative cash flows from operations in the future. The Company has financed its operations to date from proceeds from the sale of common stock, warrants, loans, convertible promissory notes, collaboration agreements and royalty sales.

As of March 31, 2025, the Company had cash, cash equivalents, and restricted cash of $17.4 million, which it believes will be sufficient to meet the Company’s operating commitments for the next 12 months from the date its financial statements are issued. The process of drug development can be costly and the timing and outcomes of clinical trials is uncertain. The assumptions upon which the Company has based its estimates are routinely evaluated and may be subject to change. The actual amount of the Company’s expenditures will vary depending upon many factors, including, but not limited to, the design, timing and duration of future clinical trials, the progress of the Company’s research and development programs, the infrastructure to support a commercial enterprise, and the level of financial resources available. The Company can adjust its operating plan spending levels based on the timing of future clinical trials, which are predicated upon adequate funding to complete the trials. The Company routinely evaluates the status of its clinical development programs as well as potential strategic options.

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

Further, if the Company does not satisfy The Nasdaq Capital Market continued listing requirements, its common stock may be subject to delisting, which could impact the Company’s ability to complete additional equity financings on terms acceptable to the Company. On March 17, 2025, the Company was formally notified that the Nasdaq Hearings Panel (the “Panel”) of the Nasdaq Stock Market LLC (“Nasdaq”) determined that the Company regained compliance with Nasdaq Listing Rule 5550(b)(3) (the “Net Income Rule”), which requires listed companies to maintain a minimum of $500,000 of net income from continuing operations. Pursuant to Nasdaq Listing Rule 5815(d)(4)(A), the Company will be subject to a discretionary panel monitor for a period of one year from March 17,

2025. If, within that one-year monitoring period, the Company fails to maintain compliance with any Nasdaq continued listing requirement, the Listing Qualifications Staff (the “Staff”) of Nasdaq will issue a Delist Determination Letter, and the Company will have an opportunity to request a new hearing with the initial Panel or a newly convened Hearings Panel if the initial Panel is unavailable. Notwithstanding Nasdaq Listing Rule 5810(c)(2), the Company will not be permitted to provide the Staff with a plan of compliance with respect to any deficiency that arises during the one-year monitoring period, and the Staff will not be permitted to grant additional time for the Company to regain compliance with respect to any deficiency.

As previously disclosed, on April 10, 2024, the Company received written notice from Nasdaq notifying the Company that for the last 31 consecutive business days, the Company’s minimum Market Value of Listed Securities was below the minimum of $35 million required for continued listing on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(b)(2). In addition, on January 10, 2025, the Company received a notice from Nasdaq indicating that following the Company’s hearing before the Panel on December 10, 2024, the Panel granted the Company’s request for continued listing on Nasdaq through March 31, 2025, subject to the Company’s compliance with Nasdaq Listing Rule 5550(b)(1) (the “Equity Rule”), among other conditions. While the Company had initially planned to regain compliance with the Equity Rule, upon review of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, the Staff confirmed that the Company demonstrated compliance with the Net Income Rule. Accordingly, the Panel determined to continue the listing of the Company’s securities on Nasdaq and closed the matter.

There can be no assurance that the Company will be able to maintain compliance with Nasdaq’s listing standards or that the Company will be able to continue its listing on Nasdaq.

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim reporting and the requirements of the Securities and Exchange Commission (“SEC”) in accordance with Regulation S-X, Rule 8-03. Under those rules, certain notes and financial information that are normally required for annual financial statements can be condensed or omitted. In the opinion of the Company’s management, the accompanying financial statements contain all adjustments (consisting of items of a normal and recurring nature) necessary to present fairly the financial position as of March 31, 2025, the results of operations for the three months ended March 31, 2025 and 2024 and cash flows for the three months ended March 31, 2025 and 2024. The results of operations for the three months ended March 31, 2025 are not necessarily indicative of the results to be expected for the full year. The consolidated balance sheet as of December 31, 2024 was derived from the audited annual financial statements. The accompanying unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2024 included in the Company’s Annual Report on Form 10-K filed with the SEC on February 25, 2025.

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

Restricted cash

Cash accounts with any type of restriction are classified as restricted. The Company maintained restricted cash balances as collateral for corporate credit cards in the amount of $0.1 million at each of March 31, 2025 and December 31, 2024.

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

The Company’s operations are organized into one operating and one reportable segment focused on the development and commercialization of proprietary product candidates to treat patients suffering from CNS diseases. The one operating segment is managed on a consolidated basis. The operating segment’s revenue would be generated from commercial sales or license agreements of the product candidates. However, none of the Company’s product candidates has been approved for commercialization and it has not received any revenue in connection with the sale or license of its product candidates. Furthermore, except for most of Asia, the Company has global commercialization rights for roluperidone and also owns worldwide rights for MIN-301 and the Sigma Ligands.

The CODM does not evaluate operating segments using asset or liability information and therefore it is not disclosed. The following table summarizes the reportable segment’s financial information:

	Three Months Ended March 31,
	2025	2024
Expenses
Research and development staff related expenses (1)	$465,991	$1,025,483
Research and development drug product material expenses and associated costs (2)	43,313	486,305
Research and development stock compensation expenses (non-cash)	99,699	192,385
General and administrative staff related expenses (1)	942,631	882,015
General and administrative stock compensation expenses (non-cash)	197,530	246,464
Total	1,749,164	2,832,652
Other segment expense, net (3)	2,153,720	3,849,311
Total expenses	3,902,884	6,681,963
Loss from operations	(3,902,884)	(6,681,963)
Reconciling items:
Foreign exchange (losses) gains	(8,376)	5,493
Investment income	158,288	357,908
Non-cash interest expense for the sale of future royalties	—	(2,250,243)
Net loss	$(3,752,972)	$(8,568,805)

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

NOTE 3 — ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following:

	March 31, 2025	December 31, 2024
Research and development costs and other accrued expenses	$353,981	$351,782
Accrued bonus	378,196	363,181
Professional fees	513,847	514,037
Vacation pay	61,199	—
Accrued expenses and other current liabilities	$1,307,223	$1,229,000

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

In June 2023, in connection with the Private Placement (as defined and described in Note 6, Stockholders’ Deficit), the Company issued and sold pre-funded warrants exercisable for an aggregate of 575,575 shares of common stock. The purchase price of the pre-funded warrants was $9.99 per share, which was paid to the Company upon issuance of the pre-funded warrants. The exercise price of the pre-funded warrants is $0.01 per share. The pre-funded warrants are exercisable by the holders at any time and do not expire. As the remaining shares underlying the pre-funded warrants are issuable for nominal consideration of $0.01 per share, 575,575 shares of common stock underlying the unexercised pre-funded warrants were considered outstanding for purposes of the calculation of loss per share as of March 31, 2025.

The following table sets forth the computation of basic and diluted loss per share for common stockholders:

	Three Months Ended March 31,
	2025	2024
Net loss	$(3,752,972)	$(8,568,805)
Weighted average shares of common stock outstanding	7,568,981	7,568,981
Net loss per share of common stock – basic and diluted	$(0.50)	$(1.13)

The following securities outstanding at March 31, 2025 and 2024 have been excluded from the calculation of weighted average shares outstanding as their effect on the calculation of loss per share is antidilutive:

	Three Months Ended March 31,
	2025	2024
Common stock options	1,486,297	1,115,357
Performance-based restricted stock units	228,209	228,209
Common stock warrants	5,099	5,099

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

The Company regularly evaluates the assumptions supporting future royalty estimates and, during the third quarter of 2024, noted that Janssen announced on clinicaltrials.gov a further Phase 3 study with seltorexant (42847922MDD3003) that has an estimated study completion date of November 30, 2027, which is significantly different from the assumption the Company used in its original estimates. As a result, the Company has made a significant revision to its estimates for the timing and amount of future royalty payments to be earned over the life of the Janssen Agreement and noted that the estimate of undiscounted royalty payments is now less than the original carrying value of the upfront payment received. Therefore, under the retrospective interest model, during the third quarter of 2024 the Company adjusted the Royalty Obligation to the initial upfront payment received of $60 million and recognized $26.6 million as a component of Other Income, representing the amount of amortized non-cash interest expense through June 30, 2024. In addition, the Company does not expect to recognize non-cash interest expense in the future related to the Royalty Obligation, as the effective annual interest rate is negative.

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

At-the-Market Equity Offering Program

In September 2022, the Company entered into an Open Market Sale Agreement (the “Sales Agreement”) with Jefferies LLC (“Jefferies”) pursuant to which the Company may offer and sell, from time to time, through Jefferies shares of the Company’s common stock, by any method permitted by law deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended. During the three months ended March 31, 2025, no shares of the Company’s common stock were issued or sold under the Sales Agreement. As of March 31, 2025, an aggregate of $22.6 million was eligible for sale pursuant to the Sales Agreement under the Company’s effective registration statement on Form S-3 (File No. 333-267424).

Term Loan Warrants

In connection with the Company’s former Loan and Security Agreement with Oxford Finance LLC and Silicon Valley Bank (the “Lenders”), which provided for term loans to the Company in an aggregate principal amount of up to $15 million in two tranches on January 15, 2016, the Company issued the Lenders warrants to purchase 5,099 shares of common stock at a per share exercise price of $44.13. The warrants were immediately exercisable upon issuance, and other than in connection with certain mergers or acquisitions, will expire on the ten-year anniversary of the date of issuance. The term loans were repaid in August 2018. All related warrants were outstanding and exercisable as of March 31, 2025.

NOTE 7 — STOCK AWARD PLAN AND STOCK-BASED COMPENSATION

In December 2013, the Company adopted the 2013 Equity Incentive Plan (as subsequently amended and restated, the “Plan”), which provides for the issuance of options, stock appreciation rights, stock awards and stock units. As of March 31, 2025, the total shares authorized for issuance under the Plan were 2,078,917.

Stock Option Awards

Stock option activity for employees and non-employees for the three months ended March 31, 2025 is as follows:

	Shares Issuable Pursuant to Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Terms (years)	Total Intrinsic Value (in thousands)
Outstanding January 1, 2025	1,487,234	$8.34	8.3	$46

Granted	—	$—
Exercised	—	$—
Expired	(937)	$34.72
Outstanding March 31, 2025	1,486,297	$8.33	8.0	$—
Exercisable March 31, 2025	637,620	$14.31	6.9	$—
Available for future grant	33,298

The weighted average grant-date fair value of stock options outstanding on March 31, 2025 was $6.16 per share. Total unrecognized compensation costs related to non-vested stock options at March 31, 2025 were approximately $2.5 million and are expected to be recognized within future operating results over a weighted-average period of 2.3 years. Generally, stock options are granted using exercise prices equal to the market price at the date of grant, vest over four years for employees and one year for directors, and are exercisable over a maximum period of 10 years from their grant dates.

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

The Company uses the Black-Scholes model to estimate the fair value of stock options granted. There were no stock options granted during the three months ended March 31, 2025 and 2024.

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

On April 28, 2023, the Compensation Committee of the Company’s board of directors certified the achievement of a performance condition occurring upon FDA acceptance of the NDA for roluperidone. As a result, 50% of the shares of common stock underlying the Company’s PRSUs vested and the Company recognized approximately $0.2 million in non-cash compensation expense, representing 50% of the incremental cost of the PRSUs granted under the Exchange Program. The incremental cost was measured as the excess of the fair value of each new PRSU, measured as of the date the new PRSUs were granted, over the fair value of the stock options surrendered in exchange for the new PRSU, measured immediately prior to the cancellation. The remaining PRSUs vest upon roluperidone receiving FDA marketing approval, provided that such approval occurs within five years after the August 6, 2021 grant date. As of March 31, 2025, 228,213 PRSUs have vested, 20,218 have been cancelled, and 228,209 remain outstanding.

The following table presents stock-based compensation expense included in the Company’s consolidated statements of operations:

	Three Months Ended March 31,
	2025	2024
Research and development	$99,699	$192,385
General and administrative	197,530	246,464
Total	$297,229	$438,849

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with our condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our annual audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2024 as filed with the Securities and Exchange Commission on February 25, 2025. This discussion and analysis contains forward-looking statements that involve significant risks and uncertainties. Our actual results, performance or experience could differ materially from what is indicated by any forward-looking statement due to various important factors, risks and uncertainties, including, but not limited to, those set forth under “Risk Factors” included elsewhere in this Quarterly Report on Form 10-Q.

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

We have not received any regulatory approvals to commercialize any of our product candidates, and we have not generated any revenue from the sales or license of our product candidates. We routinely evaluate the status of our drug development programs as well as potential strategic options. We have incurred significant operating losses since inception and expect to continue to incur net losses and negative cash flows from operating activities for the foreseeable future in connection with the clinical and regulatory activities associated with advancing our product candidates. As of March 31, 2025 and December 31, 2024, we had an accumulated deficit of $399.1 million and $395.4 million, respectively. For the three months ended March 31, 2025 and 2024, we recorded net losses of $3.8 million and $8.6 million, respectively.

Recent Developments

Nasdaq Listing Requirement Compliance Notice

On March 17, 2025, we were formally notified that the Nasdaq Hearings Panel, or the Panel, of the Nasdaq Stock Market LLC, or Nasdaq, determined that we have regained compliance with Nasdaq Listing Rule 5550(b)(3), which requires listed companies to maintain a minimum of $500,000 of net income from continuing operations. Pursuant to Nasdaq Listing Rule 5815(d)(4)(A), we will be subject to a discretionary panel monitor for a period of one year from March 17, 2025. If, within that one-year monitoring period, we fail to maintain compliance with any Nasdaq continued listing requirement, the Listing Qualifications Staff of Nasdaq, or the Staff, will issue a Delist Determination Letter, and we will have an opportunity to request a new hearing with the initial Panel or a newly convened Hearings Panel if the initial Panel is unavailable. Notwithstanding Nasdaq Listing Rule 5810(c)(2), we will not be permitted to provide the Staff with a plan of compliance with respect to any deficiency that arises during the one-year monitoring period, and the Staff will not be permitted to grant additional time for us to regain compliance with respect to any deficiency.

There can be no assurance that the Company will be able to maintain compliance with Nasdaq’s listing standards or that the Company will be able to continue its listing on Nasdaq.

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

Macroeconomic Considerations

Results of our operations have varied and may vary in the future based on the impact of changes in the domestic or global economy. Negative conditions in the general economy both in the United States and abroad, including conditions resulting from changes in inflation and fluctuations in interest rates, financial and credit market fluctuations, international trade relations and tariffs, pandemics, political turmoil, natural catastrophes and warfare in the United States or elsewhere, could negatively affect our business. It is not possible at this time to estimate the long-term impact that these and related events could have on our business, as the impact will depend on future developments, which are highly uncertain and cannot be predicted.

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

Results of Operations

Comparison of Three Months Ended March 31, 2025 versus March 31, 2024

Research and Development Expenses

Research and development expenses were $1.4 million and $4.2 million for the three months ended March 31, 2025 and 2024, respectively, a decrease of approximately $2.8 million. The decrease in research and development expenses was primarily due to costs associated with the FDA’s review of our NDA for roluperidone, costs for the C18 study, and lower compensation expenses. Non-cash stock compensation costs included in research and development expenses were $0.1 million and $0.2 million for the three months ended March 31, 2025 and 2024, respectively.

General and Administrative Expenses

General and administrative expenses were $2.5 million for both the three months ended March 31, 2025 and 2024. Non-cash stock compensation costs included in general and administrative expenses were $0.2 million also for both the three months ended March 31, 2025 and 2024.

Foreign Exchange (Losses) Gains

Foreign exchange losses were $8 thousand and foreign exchange gains were $5 thousand for the three months ended March 31, 2025 and 2024, respectively, a decrease of $13 thousand, primarily due to currency movements.

Investment Income

Investment income was $158 thousand and $358 thousand for the three months ended March 31, 2025 and 2024, respectively, a decrease of approximately $200 thousand, primarily due to cash and cash equivalents balances and interest rates.

Non-cash interest expense for the sale of future royalties

Non-cash interest expense for the sale of future royalties was zero and $2.3 million for the three months ended March 31, 2025 and 2024, respectively, a decrease of $2.3 million. The decrease in non-cash interest expense for the sale of future royalties was due to revising our estimates for the timing and amount of future royalty payments to be received under the royalty arrangement. During the third quarter of 2024, we adjusted the carrying amount of our liability related to the sale of future royalties to the initial payment of

$60 million. This adjustment resulted in the recognition of $26.6 million in other income during the third quarter of 2024, representing the amount of non-cash interest expense amortized through June 30, 2024.

Liquidity and Capital Resources

Sources of Liquidity

As of March 31, 2025, we had an accumulated deficit of approximately $399.1 million. We anticipate that we will continue to incur net losses for the foreseeable future as we continue the development and potential commercialization of our product candidates and to support our operations as a public company. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we may never generate product revenue or achieve profitability. As of March 31, 2025, we had approximately $17.4 million in cash, cash equivalents, and restricted cash, which we believe will be sufficient to meet our operating commitments for the next 12 months from the date our financial statements are issued. Our cash requirements primarily relate to expenditures to support the development of roluperidone, which includes advancing the program through the regulatory process.

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

During the three months ended March 31, 2025, no shares of our common stock were issued or sold under the Sales Agreement. As of March 31, 2025, an aggregate of $22.6 million was eligible for sale pursuant to the Sales Agreement under our effective registration statement on Form S-3 (File No. 333-267424).

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

Cash Flows

The tables below set forth our significant sources and uses of cash for the periods.

	Three Months Ended March 31,
	2025	2024
	(dollars in millions)
Net cash used in:
Operating activities	$(4.1)	$(6.1)
Investing activities	—	—
Financing activities	—	—
Net decrease in cash	$(4.1)	$(6.1)

Net Cash Used in Operating Activities

Net cash used in operating activities of approximately $4.1 million during the three months ended March 31, 2025 was primarily due to our net loss of $3.8 million, and a $1.0 million decrease in accounts payable, partially offset by stock-based compensation expense of $0.3 million, a $0.3 million decrease in prepaid expenses, and a $0.1 million increase in accrued expenses.

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

Net Cash Provided by Investing Activities

Net cash provided by investing activities was zero during the three months ended March 31, 2025 and 2024.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was zero during the three months ended March 31, 2025 and 2024.

Critical Accounting Policies and Estimates

In our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, our most critical accounting policies and estimates upon which our financial status depends were identified as those relating to research and development costs; goodwill; and the liability related to the sale of future royalties. We reviewed our policies and determined that those policies were our most critical accounting policies for the three months ended March 31, 2025.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) and are adopted by us as of the specified effective date. See Note 2 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 and Note 2 in our condensed consolidated financial statements appearing elsewhere in this Form 10-Q for a description of recent accounting pronouncements applicable to our financial statements. We believe that the impact of recently issued, but not yet adopted, accounting pronouncements will not have a material impact on the condensed consolidated financial statements or do not apply to our operations.

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

Our management, with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2025. Based on the evaluation of our disclosure controls and procedures as of March 31, 2025, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

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

Item 1A. Risk Factors

We operate in a rapidly changing environment that involves a number of risks which could materially affect our business, financial condition or future results, some of which are beyond our control. In addition to the other information set forth in this Quarterly Report on Form 10-Q, the risks and uncertainties that we believe are most important for you to consider are discussed in Part I-Item 1A under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the Securities and Exchange Commission (“SEC”) on February 25, 2025. The risk factors set forth below are risk factors containing changes, which may be material, from the risk factors previously disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, as filed with the SEC.

We have incurred significant losses since our inception. We expect to continue to incur losses over the next several years and may never achieve or maintain profitability.

We are a clinical development-stage biopharmaceutical company. In November 2013, we merged with Sonkei Pharmaceuticals, Inc. (“Sonkei”), and, in February 2014, we acquired Mind-NRG Sarl (“Mind-NRG”), which were also clinical development-stage biopharmaceutical companies. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval or become commercially viable. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we may never generate product revenue or achieve profitability. As of March 31, 2025, we had an accumulated deficit of approximately $399.1 million.

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

Our operations and the historic operations of Sonkei and Mind-NRG have consumed substantial amounts of cash since inception. As of March 31, 2025, we had cash, cash equivalents, and restricted cash of $17.4 million. We believe that our existing cash, cash equivalents, and restricted cash will be sufficient to meet our cash commitments for at least the next 12 months after the date that our interim condensed financial statements are issued. The process of drug development can be costly, and the timing and outcomes of clinical trials are uncertain. The assumptions upon which we have based our estimates are routinely evaluated and may be subject to change. The actual amount of our expenditures will vary depending upon a number of factors, including, but not limited to, the design, timing and duration of future clinical trials, the progress of our research and development programs, the infrastructure to support a commercial enterprise, the cost of a commercial product launch, and the level of financial resources available.

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

In addition, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies, including in connection with the war in Ukraine, which has resulted in decreased stock prices for many companies notwithstanding the lack of a fundamental change in their underlying business models or prospects. Biopharmaceutical companies in particular have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Broad market and industry factors, including potentially worsening economic conditions, increased inflation, international trade relations and tariffs, and other adverse effects or developments, including political, regulatory and other market conditions, may negatively affect the market price of shares of our common stock, regardless of our actual operating performance. The market price of shares of our common stock may decline, and you may lose some or all of your investment.

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

On March 17, 2025, we were formally notified that the Nasdaq Hearings Panel (the “Panel”) of the Nasdaq Stock Market LLC (“Nasdaq”) determined that we regained compliance with Nasdaq Listing Rule 5550(b)(3) (the “Net Income Rule”), which requires listed companies to maintain a minimum of $500,000 of net income from continuing operations. Pursuant to Nasdaq Listing Rule 5815(d)(4)(A), we will be subject to a discretionary panel monitor for a period of one year from March 17, 2025. If, within that one-year monitoring period, we fail to maintain compliance with any Nasdaq continued listing requirement, the Listing Qualifications Staff (the “Staff”) of Nasdaq will issue a Delist Determination Letter, and we will have an opportunity to request a new hearing with the initial Panel or a newly convened Hearings Panel if the initial Panel is unavailable. Notwithstanding Nasdaq Listing Rule 5810(c)(2), we will not be permitted to provide the Staff with a plan of compliance with respect to any deficiency that arises during the one-year monitoring period, and the Staff will not be permitted to grant additional time for us to regain compliance with respect to any deficiency.

As previously disclosed, on April 10, 2024, we received written notice from Nasdaq notifying us that for the last 31 consecutive business days, our minimum Market Value of Listed Securities was below the minimum of $35 million required for continued listing on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(b)(2). In addition, on January 10, 2025, we received a notice from Nasdaq indicating that following our hearing before the Panel on December 10, 2024, the Panel granted our request for continued listing on Nasdaq through March 31, 2025, subject to our compliance with Nasdaq Listing Rule 5550(b)(1) (the “Equity Rule”), among other conditions. While we had initially planned to regain compliance with the Equity Rule, upon review of our Annual Report on Form 10-K for the year ended December 31, 2024, the Staff confirmed that we demonstrated compliance with the Net Income Rule. Accordingly, the Panel determined to continue the listing of our securities on Nasdaq and closed the matter.

In particular, our share price may continue to decline for a number of reasons, including many that are beyond our control. See the risk factor captioned “The market price of our stock may be volatile, and you could lose all or part of your investment,” described elsewhere in this Quarterly Report on Form 10-Q.

There can be no assurance that we will be able to maintain compliance with Nasdaq’s listing standards or that we will be able to continue our listing on Nasdaq. If we fail to comply with the continued listing standards of The Nasdaq Capital Market, we may seek to list our common stock on the NYSE American or on a regional stock exchange or, if one or more broker-dealer market makers comply with applicable requirements, the over-the-counter (“OTC”) market. Listing on such other market or exchange could reduce the liquidity of our common stock. If our common stock were to trade in the OTC market, an investor would find it more difficult to dispose of, or to obtain accurate quotations for the price of, the common stock. Delisting of the common stock could depress our stock price, substantially limit liquidity of our common stock and materially adversely affect our ability to raise capital on terms acceptable to us, or at all. Further, delisting of the common stock would likely result in the common stock becoming a “penny stock” under the Exchange Act.

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

Date: May 13, 2025