Form 10-Q
period 2025-06-30
Minerva Neurosciences, Inc.
filed 2025-08-14
CIK 1598646

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

The number of shares of Registrant’s Common Stock, $0.0001 par value per share, outstanding as of August 8, 2025, was 6,993,406.

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

PART I – Financial Information

Item 1 – Financial Statements

MINERVA NEUROSCIENCES, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
	2025	2024
Assets
Current assets
Cash and cash equivalents	$15,247,910	$21,362,008
Restricted cash	100,000	100,000
Prepaid expenses and other current assets	199,615	806,895
Total current assets	15,547,525	22,268,903

Equipment, net	2,721	5,442
Goodwill	14,869,399	14,869,399
Total assets	$30,419,645	$37,143,744

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	$896,799	$1,607,844
Accrued expenses and other current liabilities	1,632,059	1,229,000
Total current liabilities	2,528,858	2,836,844
Liability related to the sale of future royalties	60,000,000	60,000,000
Total liabilities	62,528,858	62,836,844
Commitments and contingencies (Note 8)

Stockholders’ deficit
Preferred stock; $0.0001 par value; 100,000,000 shares authorized; none issued or outstanding as of June 30, 2025 and December 31, 2024	—	—
Common stock; $0.0001 par value; 125,000,000 shares authorized; 6,993,406 shares issued and outstanding as of June 30, 2025 and December 31, 2024	699	699
Additional paid-in capital	370,278,211	369,682,764
Accumulated deficit	(402,388,123)	(395,376,563)
Total stockholders’ deficit	(32,109,213)	(25,693,100)
Total liabilities and stockholders’ deficit	$30,419,645	$37,143,744

See accompanying notes to condensed consolidated financial statements.

MINERVA NEUROSCIENCES, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Expenses
Research and development	$1,298,041	$3,860,499	$2,660,479	$8,027,786
General and administrative	2,076,108	2,417,069	4,616,554	4,931,745
Total expenses	3,374,149	6,277,568	7,277,033	12,959,531
Loss from operations	(3,374,149)	(6,277,568)	(7,277,033)	(12,959,531)

Foreign exchange (losses) gains	(21,110)	(4,694)	(29,486)	799
Investment income	136,671	360,755	294,959	718,663
Non-cash interest expense for the sale of future royalties	—	(2,311,980)	—	(4,562,223)
Net loss	$(3,258,588)	$(8,233,487)	$(7,011,560)	$(16,802,292)

Net loss per share, basic and diluted	$(0.43)	$(1.09)	$(0.93)	$(2.22)
Weighted average shares outstanding, basic and diluted	7,568,981	7,568,981	7,568,981	7,568,981

See accompanying notes to condensed consolidated financial statements.

MINERVA NEUROSCIENCES, INC.

Condensed Consolidated Statements of Stockholders’ Deficit

(Unaudited)

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-In Capital	Deficit	Total
Balances at January 1, 2024	6,993,406	$699	$368,357,239	$(396,815,428)	$(28,457,490)
Stock-based compensation	—	—	438,849	—	438,849
Net loss	—	—	—	(8,568,805)	(8,568,805)
Balances at March 31, 2024	6,993,406	$699	$368,796,088	$(405,384,233)	$(36,587,446)
Stock-based compensation	—	—	329,318	—	329,318
Net loss	—	—	—	(8,233,487)	(8,233,487)
Balances at June 30, 2024	6,993,406	$699	$369,125,406	$(413,617,720)	$(44,491,615)

Balances at January 1, 2025	6,993,406	$699	$369,682,764	$(395,376,563)	$(25,693,100)
Stock-based compensation	—	—	297,229	—	297,229
Net loss	—	—	—	(3,752,972)	(3,752,972)
Balances at March 31, 2025	6,993,406	$699	$369,979,993	$(399,129,535)	$(29,148,843)
Stock-based compensation	—	—	298,218	—	298,218
Net loss	—	—	—	(3,258,588)	(3,258,588)
Balances at June 30, 2025	6,993,406	$699	$370,278,211	$(402,388,123)	$(32,109,213)

See accompanying notes to condensed consolidated financial statements.

MINERVA NEUROSCIENCES, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(7,011,560)	$(16,802,292)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,721	2,721
Amortization of capitalized software	—	12,770
Stock-based compensation expense	595,447	768,167
Non-cash interest expense associated with the sale of future royalties	—	4,562,223
Changes in operating assets and liabilities
Prepaid expenses and other current assets	607,280	561,847
Accounts payable	(711,045)	(976,975)
Accrued expenses and other current liabilities	403,059	1,839,964
Net cash used in operating activities	(6,114,098)	(10,031,575)

Cash flows from investing activities:
Net cash provided by investing activities	—	—

Cash flows from financing activities:
Net cash provided by financing activities	—	—
Net decrease in cash, cash equivalents and restricted cash	(6,114,098)	(10,031,575)

Cash, cash equivalents and restricted cash
Beginning of period	21,462,008	41,012,575
End of period	$15,347,910	$30,981,000
Reconciliation of the Condensed Consolidated Statements of Cash Flows to the Condensed Consolidated Balance Sheets
Cash and cash equivalents	$15,247,910	$30,881,000
Restricted cash	100,000	100,000
Total cash, cash equivalents and restricted cash	$15,347,910	$30,981,000

See accompanying notes to condensed consolidated financial statements.

MINERVA NEUROSCIENCES, INC.

Notes to Condensed Consolidated Financial Statements

As of June 30, 2025 and for the Three and Six Months Ended June 30, 2025 and 2024

(Unaudited)

NOTE 1 — NATURE OF OPERATIONS AND LIQUIDITY

Nature of Operations

Minerva Neurosciences, Inc. (“Minerva” or the “Company”) is a clinical-stage biopharmaceutical company focused on the development and commercialization of proprietary product candidates to treat patients suffering from central nervous system (“CNS”) diseases. The Company’s lead product candidate is roluperidone, a compound the Company is developing for the treatment of negative symptoms in patients with schizophrenia. The Company previously submitted a New Drug Application (“NDA”) with the U.S. Food and Drug Administration (“FDA”) for roluperidone for the treatment of negative symptoms in schizophrenia in August 2022. On February 26, 2024, the FDA issued a Complete Response Letter (“CRL”) regarding the NDA for roluperidone. The Company has had multiple interactions with the FDA following receipt of the CRL for its NDA in February 2024 and the FDA has confirmed the requirement for an additional confirmatory clinical trial to address the deficiencies cited in the CRL and resubmit the NDA.

As in the two previous studies (C03 and C07), the required confirmatory clinical trial would include patients diagnosed with schizophrenia who present with impairing negative symptoms and stable positive symptoms. Patients would be selected based on stable positive symptoms and impairing negative symptoms for the six months prior to entering the trial. Minerva agreed with the FDA that best efforts will be made to secure 25-30% of patients from the United States (subject to competitive recruitment). The FDA has confirmed that roluperidone can be studied in monotherapy where patients would receive a double-blinded single daily 64 mg dose of roluperidone or placebo. The FDA has also confirmed that, the primary endpoint would be the change from Baseline in PANSS Marder negative symptoms factor score (“NSFS”) at 12 weeks of treatment with roluperidone compared to placebo. The FDA advised that, to support a monotherapy indication, it would be necessary to assess relapses on an observational basis for at least 52 weeks, in patients treated in monotherapy with roluperidone, placebo or antipsychotics. The FDA has stated that it would consider a resubmission of the NDA that included a double-blind, placebo- or active-controlled trial of roluperidone with a duration of at least 52 weeks.

The trial’s potential sole key secondary endpoint would be the comparison of the change from Baseline in the Personal and Social Performance scale total score (“PSP”) to Week 12, which is a scale to assess patients’ social functioning. The trial will also potentially measure the change from Baseline in Clinical Global Impression of Severity (“CGI-S”), change from Baseline in NSFS, PSP, and CGI-S at earlier timepoints and safety & tolerability.

The FDA has agreed that an adjunctive trial with antipsychotics would not be required for resubmission of the NDA if Minerva could provide robust, controlled data demonstrating the efficacy and safety of long-term monotherapy with roluperidone in subjects with negative symptoms of schizophrenia.

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

Liquidity

The accompanying interim condensed consolidated financial statements have been prepared as though the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has limited capital resources and has incurred recurring operating losses and negative cash flows from operations since inception. As of June 30, 2025, the Company had an accumulated deficit of approximately $402.4 million and net cash used in operating activities was approximately $6.1 million during the six months ended June 30, 2025. Management expects to continue to incur operating losses and negative cash flows from operations in the future. The Company has financed its operations to date from proceeds from the sale of common stock, warrants, loans, convertible promissory notes, collaboration agreements and royalty sales.

As of June 30, 2025, the Company had cash, cash equivalents, and restricted cash of $15.3 million. Given the cash, cash equivalents, and restricted cash balance as of June 30, 2025, along with the current projections of cash to be used for operations, the Company believes that its existing cash, cash equivalents, and restricted cash will not be sufficient to fund its operating expenses and capital requirements. However, management has the ability to mitigate this condition through cost reduction initiatives. Based on the implementation of these initiatives, the Company believes it will have sufficient liquidity to meet its obligations for at least twelve months from the date these financial statements are issued.

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

Review of Strategic Alternatives

As a result of the requirement for the confirmatory study and the Company’s current cash position, the Company is taking additional steps to reduce costs. The Company has also initiated a review process to explore strategic alternatives to maximize value for its stockholders. There can be no assurance that the exploration of strategic alternatives will result in any agreements or transactions, or as to the timing of any such agreements or transactions. Minerva does not intend to discuss or disclose further developments regarding the exploration of strategic alternatives unless and until its board of directors has approved a definitive action or otherwise determined that further disclosure is appropriate or required by law.

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim reporting and the requirements of the Securities and Exchange Commission (“SEC”) in accordance with Regulation S-X, Rule 8-03. Under those rules, certain notes and financial information that are normally required for annual financial statements can be condensed or omitted. In the opinion of the Company’s management, the accompanying financial statements contain all adjustments (consisting of items of a normal and recurring nature) necessary to present fairly the financial position as of June 30, 2025, the results of operations for the three and six months ended June 30, 2025 and 2024 and cash flows for the six months ended June 30, 2025 and 2024. The results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the results to be expected for the full year. The consolidated balance sheet as of December 31, 2024 was derived from the audited annual financial statements. The accompanying unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2024 included in the Company’s Annual Report on Form 10-K filed with the SEC on February 25, 2025.

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

Restricted cash

Cash accounts with any type of restriction are classified as restricted. The Company maintained restricted cash balances as collateral for corporate credit cards in the amount of $0.1 million at each of June 30, 2025 and December 31, 2024.

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

The CODM does not evaluate operating segments using asset or liability information and therefore it is not disclosed. The following table summarizes the reportable segment’s financial information:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Expenses
Research and development staff related expenses (1)	$447,397	$410,356	$913,388	$1,435,838
Research and development drug product material expenses and associated costs (2)	24,757	1,751,062	55,658	2,537,761
Research and development stock compensation expenses (non-cash)	100,130	84,109	199,829	276,494
General and administrative staff related expenses (1)	914,526	836,260	1,857,157	1,718,275
General and administrative stock compensation expenses (non-cash)	198,088	245,209	395,618	491,673
Total	1,684,898	3,326,996	3,421,650	6,460,041
Other segment expense, net (3)	1,689,251	2,950,572	3,855,383	6,499,490
Total expenses	3,374,149	6,277,568	7,277,033	12,959,531
Loss from operations	(3,374,149)	(6,277,568)	(7,277,033)	(12,959,531)
Reconciling items:
Foreign exchange (losses) gains	(21,110)	(4,694)	(29,486)	799
Investment income	136,671	360,755	294,959	718,663
Non-cash interest expense for the sale of future royalties	—	(2,311,980)	—	(4,562,223)
Net loss	$(3,258,588)	$(8,233,487)	$(7,011,560)	$(16,802,292)

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

NOTE 3 — ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following:

	June 30, 2025	December 31, 2024
Research and development costs and other accrued expenses	$317,386	$351,782
Accrued bonus	756,394	363,181
Professional fees	435,882	514,037
Vacation pay	122,397	—
Accrued expenses and other current liabilities	$1,632,059	$1,229,000

NOTE 4 — NET LOSS PER SHARE OF COMMON STOCK

Diluted loss per share is the same as basic loss per share for all periods presented as the effects of potentially dilutive items were anti-dilutive given the Company’s net loss. Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding, plus potential outstanding common stock for the period. Potential outstanding common stock includes stock options, but only to the extent that their inclusion is dilutive. Performance-based restricted stock units are excluded from the calculation of dilutive potential common shares until the performance conditions have been achieved on the basis of the assumption that the end of the reporting period was the end of the contingency period, if such issuable shares are dilutive.

In June 2023, in connection with a private placement, the Company issued and sold pre-funded warrants exercisable for an aggregate of 575,575 shares of common stock. The purchase price of the pre-funded warrants was $9.99 per share, which was paid to the Company upon issuance of the pre-funded warrants. The exercise price of the pre-funded warrants is $0.01 per share. The pre-funded warrants are exercisable by the holders at any time and do not expire. As the remaining shares underlying the pre-funded warrants are issuable for nominal consideration of $0.01 per share, 575,575 shares of common stock underlying the unexercised pre-funded warrants were considered outstanding for purposes of the calculation of loss per share as of June 30, 2025.

The following table sets forth the computation of basic and diluted loss per share for common stockholders:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net loss	$(3,258,588)	$(8,233,487)	$(7,011,560)	$(16,802,292)
Weighted average shares of common stock outstanding	7,568,981	7,568,981	7,568,981	7,568,981
Net loss per share of common stock – basic and diluted	$(0.43)	$(1.09)	$(0.93)	$(2.22)

The following securities outstanding at June 30, 2025 and 2024 have been excluded from the calculation of weighted average shares outstanding as their effect on the calculation of loss per share is antidilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Common stock options	1,483,172	1,063,234	1,483,172	1,063,234
Performance-based restricted stock units	228,209	228,209	228,209	228,209
Common stock warrants	—	5,099	—	5,099

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

NOTE 6 — STOCKHOLDERS’ DEFICIT

At-the-Market Equity Offering Program

In September 2022, the Company entered into an Open Market Sale Agreement (the “Sales Agreement”) with Jefferies LLC (“Jefferies”) pursuant to which the Company may offer and sell, from time to time, through Jefferies shares of the Company’s common stock, by any method permitted by law deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended. During the six months ended June 30, 2025, no shares of the Company’s common stock were issued or sold under the Sales Agreement. As of June 30, 2025, an aggregate of $22.6 million was eligible for sale pursuant to the Sales Agreement under the Company’s effective registration statement on Form S-3 (File No. 333-267424).

NOTE 7 — STOCK AWARD PLAN AND STOCK-BASED COMPENSATION

In December 2013, the Company adopted the 2013 Equity Incentive Plan (as subsequently amended and restated, the “Plan”), which provides for the issuance of options, stock appreciation rights, stock awards and stock units. As of June 30, 2025, the total shares authorized for issuance under the Plan were 2,078,917.

Stock Option Awards

Stock option activity for employees and non-employees for the six months ended June 30, 2025 is as follows:

	Shares Issuable Pursuant to Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Terms (years)	Total Intrinsic Value (in thousands)
Outstanding January 1, 2025	1,487,234	$8.34	8.3	$46

Granted	—	$—
Exercised	—	$—
Expired	(4,062)	$42.47
Outstanding June 30, 2025	1,483,172	$8.25	7.8	$—
Exercisable June 30, 2025	696,708	$13.33	6.8	$—
Available for future grant	36,423

The weighted average grant-date fair value of stock options outstanding on June 30, 2025 was $6.11 per share. Total unrecognized compensation costs related to non-vested stock options at June 30, 2025 were approximately $2.2 million and are expected to be recognized within future operating results over a weighted-average period of 2.2 years. Generally, stock options are granted using exercise prices equal to the market price at the date of grant, vest over four years for employees and one year for directors and are exercisable over a maximum period of 10 years from their grant dates.

The expected term of the employee-related options was estimated using the “simplified” method as defined by the SEC’s Staff Accounting Bulletin No. 107, Share-Based Payment. The volatility assumption was determined by examining the historical volatility of the Company and volatilities for industry peer companies. The risk-free interest rate assumption is based on the U.S. Treasury instruments, the term of which was consistent with the expected term of the options. The dividend assumption is based on the Company’s history and expectation of dividend payouts. The Company has never paid dividends on its common stock and does not anticipate paying dividends on its common stock in the foreseeable future. Accordingly, the Company has assumed no dividend yield for the purpose of estimating the fair value of the options.

The Company uses the Black-Scholes model to estimate the fair value of stock options granted. There were no stock options granted during the six months ended June 30, 2025 and 2024.

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

On April 28, 2023, the Compensation Committee of the Company’s board of directors certified the achievement of a performance condition occurring upon FDA acceptance of the NDA for roluperidone. As a result, 50% of the shares of common stock underlying the Company’s PRSUs vested and the Company recognized approximately $0.2 million in non-cash compensation expense, representing 50% of the incremental cost of the PRSUs granted under the Exchange Program. The incremental cost was measured as the excess of the fair value of each new PRSU, measured as of the date the new PRSUs were granted, over the fair value of the stock options surrendered in exchange for the new PRSU, measured immediately prior to the cancellation. The remaining PRSUs vest upon roluperidone receiving FDA marketing approval, provided that such approval occurs within five years after the August 6, 2021 grant date. As of June 30, 2025, 228,213 PRSUs have vested, 20,218 have been cancelled, and 228,209 remain outstanding.

The following table presents stock-based compensation expense included in the Company’s consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Research and development	$100,130	$84,109	$199,829	$276,494
General and administrative	198,088	245,209	395,618	491,673
Total	$298,218	$329,318	$595,447	$768,167

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

NOTE 9 — SUBSEQUENT EVENTS

On July 4, 2025, tax legislation known as the One Big Beautiful Bill Act (“OBBBA”) was enacted in the United States. The Company is currently evaluating the impact of U.S. tax law changes introduced by OBBBA on the consolidated financial statements. Due to the timing of enactment, the Company will recognize any such impact in the Quarterly Report on Form 10-Q for the period ending September 30, 2025.

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

In August 2022, we submitted a New Drug Application (“NDA”) with the U.S. Food and Drug Administration (“FDA”) for our lead product candidate, roluperidone, for the treatment of negative symptoms in schizophrenia. On February 26, 2024, the FDA issued a Complete Response Letter (“CRL”) regarding our NDA for roluperidone. We have had multiple interactions with the FDA following receipt of the CRL for our NDA in February 2024 and the FDA has confirmed the requirement for an additional confirmatory clinical trial to address the deficiencies cited in the CRL and resubmit the NDA.

As in the two previous studies (C03 and C07), the required confirmatory clinical trial would include patients diagnosed with schizophrenia who present with impairing negative symptoms and stable positive symptoms. Patients would be selected based on stable positive symptoms and impairing negative symptoms for the six months prior to entering the trial. We agreed with the FDA that best efforts will be made to secure 25-30% of patients from the United States (subject to competitive recruitment). The FDA has confirmed that roluperidone can be studied in monotherapy where patients would receive a double-blinded single daily 64 mg dose of roluperidone or placebo. The FDA has also confirmed that, the primary endpoint would be the change from Baseline in PANSS Marder negative symptoms factor score (“NSFS”) at 12 weeks of treatment with roluperidone compared to placebo. The FDA advised that, to support a monotherapy indication, it would be necessary to assess relapses on an observational basis for at least 52 weeks, in patients treated in monotherapy with roluperidone, placebo or antipsychotics. The FDA has stated that it would consider a resubmission of the NDA that included a double-blind, placebo- or active-controlled trial of roluperidone with a duration of at least 52 weeks.

The trial’s potential sole key secondary endpoint would be the comparison of the change from Baseline in the Personal and Social Performance scale total score (“PSP”) to Week 12, which is a scale to assess patients’ social functioning. The trial will also potentially measure the change from Baseline in Clinical Global Impression of Severity (“CGI-S”), change from Baseline in NSFS, PSP, and CGI-S at earlier timepoints and safety & tolerability.

The FDA has agreed that an adjunctive trial with antipsychotics would not be required for resubmission of the NDA if we could provide robust, controlled data demonstrating the efficacy and safety of long-term monotherapy with roluperidone in subjects with negative symptoms of schizophrenia.

We have not received any regulatory approvals to commercialize any of our product candidates, and we have not generated any revenue from the sales or license of our product candidates. We routinely evaluate the status of our drug development programs as well as potential strategic options. We have incurred significant operating losses since inception and expect to continue to incur net losses and negative cash flows from operating activities for the foreseeable future in connection with the clinical and regulatory activities associated with advancing our product candidates. As of June 30, 2025 and December 31, 2024, we had an accumulated deficit of $402.4 million and $395.4 million, respectively. For the six months ended June 30, 2025 and 2024, we recorded net losses of $7.0 million and $16.8 million, respectively.

Review of Strategic Alternatives

As a result of the requirement for the confirmatory study and our current cash position, we are taking additional steps to reduce costs. We have also initiated a review process to explore strategic alternatives to maximize value for our stockholders. There can be no assurance that the exploration of strategic alternatives will result in any agreements or transactions, or as to the timing of any such agreements or transactions. We do not intend to discuss or disclose further developments regarding the exploration of strategic alternatives unless and until our board of directors has approved a definitive action or otherwise determined that further disclosure is appropriate or required by law.

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

Foreign Exchange (Losses) Gains

Foreign exchange (losses) gains are comprised primarily of gains and (losses) on foreign currency transactions primarily related to research and development expenses. We incur certain expenses, primarily in Euros, and record these expenses in United States Dollars at the time the liability is incurred. Changes in the applicable foreign currency rate between the date that an expense is recorded and the payment date is recorded as a foreign currency gain or (loss).

Investment Income

Investment income consists of income earned on our cash equivalents and marketable securities.

Non-Cash Interest Expense for the Sale of Future Royalties

Non-cash interest expense for the sale of future royalties consists of the non-cash interest expense associated with the Royalty Pharma agreement.

Results of Operations

Comparison of Three Months Ended June 30, 2025 versus June 30, 2024

Research and Development Expenses

Research and development expenses were $1.3 million and $3.9 million for the three months ended June 30, 2025 and 2024, respectively, a decrease of approximately $2.6 million. The decrease in research and development expenses was primarily due to lower costs associated with our drug substance validation campaign and lower consultant fees. Non-cash stock compensation costs included in research and development expenses were $0.1 million for both the three months ended June 30, 2025 and 2024.

General and Administrative Expenses

General and administrative expenses were $2.1 million and $2.4 million for the three months ended June 30, 2025 and 2024, respectively, a decrease of approximately $0.3 million. The decrease in general and administrative expenses was primarily due to lower professional service fees. Non-cash stock compensation costs included in general and administrative expenses were $0.2 million for both the three months ended June 30, 2025 and 2024.

Foreign Exchange Losses

Foreign exchange losses were $21 thousand and $5 thousand for the three months ended June 30, 2025 and 2024, respectively, an increase of $16 thousand, primarily due to currency movements.

Investment Income

Investment income was $137 thousand and $361 thousand for the three months ended June 30, 2025 and 2024, respectively, a decrease of approximately $224 thousand, primarily due to cash and cash equivalents balances and interest rates.

Non-cash interest expense for the sale of future royalties

Non-cash interest expense for the sale of future royalties was zero and $2.3 million for the three months ended June 30, 2025 and 2024, respectively, a decrease of $2.3 million. The decrease in non-cash interest expense for the sale of future royalties was due to revising our estimates for the timing and amount of future royalty payments to be received under the royalty arrangement. During the third quarter of 2024, we adjusted the carrying amount of our liability related to the sale of future royalties to the initial payment of $60 million. This adjustment resulted in the recognition of $26.6 million in other income during the third quarter of 2024, representing the amount of non-cash interest expense amortized through June 30, 2024.

Comparison of Six Months Ended June 30,2025 versus June 30, 2024

Research and Development Expenses

Research and development expenses were $2.7 million and $8.0 million for the six months ended June 30, 2025 and 2024, respectively, a decrease of approximately $5.3 million. The decrease in research and development expenses was primarily due to lower costs associated with our drug substance validation campaign, costs for the C18 study, consultant fees, and lower compensation expenses. Non-cash stock compensation costs included in research and development expenses were $0.2 million and $0.3 million for the six months ended June 30, 2025 and 2024, respectively.

General and Administrative Expenses

General and administrative expenses were $4.6 million and $4.9 million for the six months ended June 30, 2025 and 2024, respectively, a decrease of approximately $0.3 million. The decrease in general and administrative expenses was primarily due to lower professional service fees. Non-cash stock compensation costs included in general and administrative expenses were $0.4 million and $0.5 million for the six months ended June 30, 2025 and 2024.

Foreign Exchange (Losses) Gains

Foreign exchange losses were $29 thousand and foreign exchange gains were $1 thousand for the six months ended June 30, 2025 and 2024, respectively, a decrease of $30 thousand, primarily due to currency movements.

Investment Income

Investment income was $295 thousand and $719 thousand for the six months ended June 30, 2025 and 2024, respectively, a decrease of approximately $424 thousand, primarily due to cash and cash equivalents balances and interest rates.

Non-cash interest expense for the sale of future royalties

Non-cash interest expense for the sale of future royalties was zero and $4.6 million for the six months ended June 30, 2025 and 2024, respectively, a decrease of $4.6 million. The decrease in non-cash interest expense for the sale of future royalties was due to revising our estimates for the timing and amount of future royalty payments to be received under the royalty arrangement. During the third quarter of 2024, we adjusted the carrying amount of our liability related to the sale of future royalties to the initial payment of $60 million. This adjustment resulted in the recognition of $26.6 million in other income during the third quarter of 2024, representing the amount of non-cash interest expense amortized through June 30, 2024.

Liquidity and Capital Resources

Sources of Liquidity

As of June 30, 2025, we had an accumulated deficit of approximately $402.4 million. We anticipate that we will continue to incur net losses for the foreseeable future as we continue the development and potential commercialization of our product candidates and to support our operations as a public company. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we may never generate product revenue or achieve profitability. As of June 30, 2025, we had cash, cash equivalents, and restricted cash of $15.3 million. Given the cash, cash equivalents, and restricted cash balance as of June 30, 2025, along with the current projections of cash to be used for operations, we believe that our existing cash, cash equivalents, and restricted cash will not be sufficient to fund our operating expenses and capital requirements. However, management has the ability to mitigate this condition through cost reduction initiatives. Based on the implementation of these initiatives, we believe we will have sufficient liquidity to meet our obligations for at least twelve months from the date that our interim condensed financial statements are issued.

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

During the six months ended June 30, 2025, no shares of our common stock were issued or sold under the Sales Agreement. As of June 30, 2025, an aggregate of $22.6 million was eligible for sale pursuant to the Sales Agreement under our effective registration statement on Form S-3 (File No. 333-267424).

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

Cash Flows

The tables below set forth our significant sources and uses of cash for the periods.

	Six Months Ended June 30,
	2025	2024
	(dollars in millions)
Net cash used in:
Operating activities	$(6.1)	$(10.0)
Investing activities	—	—
Financing activities	—	—
Net decrease in cash	$(6.1)	$(10.0)

Net Cash Used in Operating Activities

Net cash used in operating activities of approximately $6.1 million during the six months ended June 30, 2025 was primarily due to our net loss of $7.0 million and a $0.7 million decrease in accounts payable, partially offset by stock-based compensation expense of $0.6 million, a $0.6 million decrease in prepaid expenses, and a $0.4 million increase in accrued expenses.

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

Net Cash Provided by Investing Activities

Net cash provided by investing activities was zero during the six months ended June 30, 2025 and 2024.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was zero during the six months ended June 30, 2025 and 2024.

Critical Accounting Policies and Estimates

In our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, our most critical accounting policies and estimates upon which our financial status depends were identified as those relating to research and development costs; goodwill; and the liability related to the sale of future royalties. We reviewed our policies and determined that those policies were our most critical accounting policies for the six months ended June 30, 2025.

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

Our management, with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2025. Based on the evaluation of our disclosure controls and procedures as of June 30, 2025, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

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

We are a clinical development-stage biopharmaceutical company. In November 2013, we merged with Sonkei Pharmaceuticals, Inc. (“Sonkei”), and, in February 2014, we acquired Mind-NRG Sarl (“Mind-NRG”), which were also clinical development-stage biopharmaceutical companies. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval or become commercially viable. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we may never generate product revenue or achieve profitability. As of June 30, 2025, we had an accumulated deficit of approximately $402.4 million.

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

On February 26, 2024, the FDA issued a Complete Response Letter (the “CRL”) to our NDA for roluperidone for the treatment of negative symptoms in schizophrenia. The CRL provided that the FDA had completed its review of the NDA and had determined that it could not approve the NDA in its present form. Specifically, the FDA cited the following clinical deficiencies: (i) although one study (MIN-101C03) demonstrated statistical significance on the primary efficacy endpoint, it is insufficient on its own to establish substantial evidence of effectiveness; (ii) the NDA submission lacks data on concomitant antipsychotic administration; (iii) the NDA submission lacks data needed to establish that the change in negative symptoms of schizophrenia with roluperidone treatment was clinically meaningful; and (iv) the submitted safety database included an inadequate number of subjects exposed to roluperidone at the proposed dose (64 mg) for at least 12 months. To address these deficiencies, the FDA stated that we must submit at least one additional positive, adequate, and well-controlled study to support the safety and effectiveness of roluperidone for the treatment of negative symptoms. We must also provide additional data to demonstrate the safety and efficacy of roluperidone co-administered with antipsychotic medications, to support that observed effect on negative symptoms with roluperidone treatment corresponds to a clinically meaningful change, and to demonstrate the long-term safety of the proposed dose. See the section titled “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Complete Response Letter” for more information. While we have had multiple interactions with the FDA following receipt of the CRL for our NDA in February 2024 and the FDA has confirmed the requirement for an additional confirmatory clinical trial to address the deficiencies cited in the CRL and resubmit the NDA, there can be no assurances that we will obtain approval for roluperidone in a timely manner, on favorable terms, or at all. As a result, the regulatory approval process for roluperidone in the United States is highly uncertain. If we do not obtain approval of roluperidone in the United States, or if the approval is delayed, it would have a material adverse impact on our business. Even if we are able to obtain approval, the expense and time to do so could adversely impact our ability to successfully commercialize roluperidone or conduct our other business operations and our financial condition could be materially harmed.

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

Our operations and the historic operations of Sonkei and Mind-NRG have consumed substantial amounts of cash since inception. As of June 30, 2025, we had cash, cash equivalents, and restricted cash of $15.3 million. Given the cash, cash equivalents, and restricted cash balance as of June 30, 2025, along with the current projections of cash to be used for operations, we believe that our existing cash, cash equivalents, and restricted cash will not be sufficient to fund our operating expenses and capital requirements. However, management has the ability to mitigate this condition through cost reduction initiatives. Based on the implementation of these initiatives, we believe we will have sufficient liquidity to meet our obligations for at least twelve months from the date our interim condensed financial statements are issued.

The process of drug development can be costly, and the timing and outcomes of clinical trials are uncertain, including the confirmatory clinical trial required by the FDA for roluperidone. See the section titled “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview” for more information. The assumptions upon which we have based our estimates are routinely evaluated and may be subject to change. The actual amount of our expenditures will vary depending upon a number of factors, including, but not limited to, the design, timing and duration of future clinical trials, the progress of our research and development programs, the infrastructure to support a commercial enterprise, the cost of a commercial product launch, and the level of financial resources available.

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

We may not be successful in identifying and implementing any potential strategic alternatives in a timely manner or at all. Even if we successfully consummate any strategic transaction, or series of transactions, from our strategic assessment, we may fail to realize all or any of the anticipated benefits of any such transaction, or we may be exposed to other operational and financial risks.

As a result of the requirement by the FDA for the confirmatory study of roluperidone and our current cash position, we are taking additional steps to reduce costs. We have also initiated a review process to explore strategic alternatives to maximize value for our stockholders. Despite management devoting significant efforts to identify and evaluate potential strategic alternatives, there can be no assurance that this strategic review process will result in us pursuing any transaction or that we will be able to successfully consummate any particular strategic transaction on attractive terms, on a timely basis, or at all. The process of evaluating our strategic alternatives may be costly, time-consuming and complex, and we may incur significant legal, accounting and advisory fees and other expenses, some of which may be incurred regardless of whether we successfully enter into a transaction. Any such expenses will decrease the remaining cash available for use in our business. In addition, speculation regarding any developments related to the review of strategic alternatives and perceived uncertainties related to the future of us could cause our stock price to fluctuate significantly.

Even if we successfully consummate any strategic transaction, or series of transactions, from our strategic assessment, our ability to realize the anticipated benefits of any potential strategic transaction will depend on a number of factors, including our ability to integrate with any future business partner, our ability to obtain value for portions of our business, if divested, and our ability to generate future stockholder value. The process may be disruptive to our business and the expected benefits may not be achieved within the anticipated time frame, or at all. The failure to meet the challenges involved and to realize the anticipated benefits of any potential transaction could adversely affect our business and financial condition.

There can be no assurance that a strategic transaction will be completed. If a strategic transaction is not completed, our board of directors may decide to pursue a dissolution and liquidation. In such an event, the amount of cash available for distribution to our stockholders will depend heavily on the timing of such decision and, with the passage of time, the amount of cash available for distribution will be reduced as we continue to fund our operations. In addition, if our board of directors were to approve and recommend, and our stockholders were to approve, if applicable, a dissolution and liquidation, we would be required under Delaware corporate law to pay our outstanding obligations, as well as to make reasonable provision for contingent and unknown obligations, prior to making any distributions in liquidation to our stockholders. As a result of this requirement, a portion of our assets may need to be reserved pending the resolution of such obligations and the timing of any such resolution is uncertain. In addition, we may be subject to litigation or other claims related to a dissolution and liquidation. If a dissolution and liquidation were pursued, our board of directors, in consultation with our advisors, would need to evaluate these matters and make a determination about a reasonable amount to reserve. Accordingly, holders of our common stock could lose all or a significant portion of their investment in the event of a liquidation, dissolution or winding up.

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

For example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, “ACA”) broadened access to health insurance, reduced or constrained the growth of healthcare spending, enhanced remedies against healthcare fraud and abuse, add imposed new transparency requirements for healthcare and health insurance industries, imposed new taxes and fees on pharmaceutical manufacturers and imposed additional health policy reforms. Since the ACA’s enactment, there have been executive, judicial and Congressional challenges and amendments to certain aspects of the ACA. For example, the IRA, among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and creating a new manufacturer discount program. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is unclear how any such challenges and additional healthcare reform measures of the second Trump administration will impact the ACA and our business. For example, on July 4, 2025, the annual reconciliation bill, the “One Big Beautiful Bill Act” (“OBBBA”), was signed into law which is expected to reduce Medicaid spending and enrollment by implementing work requirements for some beneficiaries, capping state-directed payments, reducing federal funding, and limiting provider taxes used to fund the program.

OBBBA also narrows access to ACA marketplace exchange enrollment and declines to extend the ACA enhanced advanced premium tax credits, set to expire in 2025, which, among other provisions in the law, are anticipated to reduce the number of Americans with health insurance.

Further, Congress is considering additional health reform measures. We expect that healthcare reform measures that may be adopted in the future may result in more rigorous coverage criteria and lower reimbursement and additional downward pressure on the price that may be charged for any of our product candidates, if approved.

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

In December 2021, Regulation No 2021/2282 on Health Technology Assessment, or HTA, amending Directive 2011/24/EU, was adopted in the EU. This Regulation, which entered into force in January 2022 and began to apply on January 12, 2025, through a phased implementation. The Regulation is intended to boost cooperation among EU Member States in assessing health technologies, including new medicinal products, and provides the basis for cooperation at EU level for joint clinical assessments in these areas. The Regulation permits EU Member States to use common HTA tools, methodologies, and procedures across the EU, working together in four main areas, including joint clinical assessment of the innovative health technologies with the most potential impact for patients, joint scientific consultations whereby developers can seek advice from HTA authorities, identification of emerging health technologies to identify promising technologies early, and continuing voluntary cooperation in other areas. Individual EU Member States continue to be responsible for assessing non-clinical (e.g., economic, social, ethical) aspects of health technologies, and making decisions on pricing and reimbursement. If we are unable to maintain favorable pricing and reimbursement status in EU Member States for drug candidates that we may successfully develop and for which we may obtain regulatory approval, any anticipated revenue from and growth prospects for those products in the EU could be negatively affected. In light of the fact that the United Kingdom has left the EU, Regulation No 2021/2282 on HTA does not apply in the United Kingdom. However, the UK Medicines and Healthcare products Regulation Agency is working with UK HTA bodies and other national organizations, such as the Scottish Medicines Consortium, the National Institute for Health and Care Excellence, and the All-Wales Medicines Strategy Group, to introduce new pathways supporting innovative approaches to the safe, timely and efficient development of medicinal products, including relaunching the Innovative Licensing and Access Pathway with more predicable timelines and closer involvement of the National Health Service.

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

The tax regimes we are subject to or operate under, including income and non-income taxes, are unsettled and may be subject to significant change. Changes in tax laws, regulations, or rulings, or changes in interpretations of existing laws and regulations, could materially affect our financial position and results of operations. For example, legislation referred to as the One Big Beautiful Bill Act (the “OBBBA”) enacted in 2025, the Inflation Reduction Act enacted in 2022 (the “IRA”) , the Coronavirus Aid, Relief, and Economic Security Act enacted in 2020, and the Tax Cuts and Jobs Act enacted in 2017 (the “Tax Act”) made many significant changes to the U.S. tax laws. For example, for tax years beginning after December 31, 2024, the OBBBA restores the tax deductibility of domestic research and development expenses in the year incurred, which expenses had been required under the Tax Act to be capitalized and subsequently amortized over five years. The OBBBA did not change the tax treatment of expenses incurred in research and development activities conducted outside the United States, which expenses continue to be required to be capitalized and amortized over 15 years. The IRA includes provisions that impact the U.S. federal income taxation of corporations, including imposing a minimum tax on the book income of certain large corporations and an excise tax on certain corporate stock repurchases that would be imposed on the corporation repurchasing such stock. We are evaluating the potential impacts changes under the OBBBA may have on our business. Future guidance from the U.S. Internal Revenue Service and other tax authorities with respect to any such legislation may affect us, and certain aspects of such legislation could be repealed or modified in future legislation or sunset in future years.

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

Date: August 14, 2025