Form 10-Q
period 2025-09-30
Minerva Neurosciences, Inc.
filed 2025-11-05
CIK 1598646

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

The number of shares of Registrant’s Common Stock, $0.0001 par value per share, outstanding as of October 31, 2025, was 6,993,406.

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

PART I – Financial Information

Item 1 – Financial Statements

MINERVA NEUROSCIENCES, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
	2025	2024
Assets
Current assets
Cash and cash equivalents	$12,286,646	$21,362,008
Restricted cash	100,000	100,000
Prepaid expenses and other current assets	633,533	806,895
Total current assets	13,020,179	22,268,903

Equipment, net	1,360	5,442
Goodwill	14,869,399	14,869,399
Deferred offering costs	201,114	—
Total assets	$28,092,052	$37,143,744

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	$944,492	$1,607,844
Accrued expenses and other current liabilities	1,727,830	1,229,000
Total current liabilities	2,672,322	2,836,844
Liability related to the sale of future royalties	60,000,000	60,000,000
Total liabilities	62,672,322	62,836,844
Commitments and contingencies (Note 8)

Stockholders’ deficit
Preferred stock; $0.0001 par value; 100,000,000 shares authorized; none issued or outstanding as of September 30, 2025 and December 31, 2024	—	—
Common stock; $0.0001 par value; 125,000,000 shares authorized; 6,993,406 shares issued and outstanding as of September 30, 2025 and December 31, 2024	699	699
Additional paid-in capital	370,551,108	369,682,764
Accumulated deficit	(405,132,077)	(395,376,563)
Total stockholders’ deficit	(34,580,270)	(25,693,100)
Total liabilities and stockholders’ deficit	$28,092,052	$37,143,744

See accompanying notes to condensed consolidated financial statements.

MINERVA NEUROSCIENCES, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Expenses
Research and development	$925,377	$1,887,913	$3,585,856	$9,915,699
General and administrative	1,918,971	2,478,787	6,535,525	7,410,532
Total expenses	2,844,348	4,366,700	10,121,381	17,326,231
Loss from operations	(2,844,348)	(4,366,700)	(10,121,381)	(17,326,231)

Foreign exchange losses	(6,246)	(13,108)	(35,732)	(12,309)
Investment income	106,640	313,967	401,599	1,032,630
Non-cash interest expense for the sale of future royalties	—	—	—	(4,562,223)
Other income	—	26,579,046	—	26,579,046
Net (loss) income	$(2,743,954)	$22,513,205	$(9,755,514)	$5,710,913

Net (loss) income per share, basic	$(0.36)	$2.97	$(1.29)	$0.75
Weighted average shares outstanding, basic	7,568,981	7,568,981	7,568,981	7,568,981
Net (loss) income per share, diluted	$(0.36)	$2.97	$(1.29)	$0.75
Weighted average shares outstanding, diluted	7,568,981	7,568,981	7,568,981	7,578,267

See accompanying notes to condensed consolidated financial statements.

MINERVA NEUROSCIENCES, INC.

Condensed Consolidated Statements of Stockholders’ Deficit

(Unaudited)

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-In Capital	Deficit	Total
Balances at January 1, 2024	6,993,406	$699	$368,357,239	$(396,815,428)	$(28,457,490)
Stock-based compensation	—	—	438,849	—	438,849
Net loss	—	—	—	(8,568,805)	(8,568,805)
Balances at March 31, 2024	6,993,406	$699	$368,796,088	$(405,384,233)	$(36,587,446)
Stock-based compensation	—	—	329,318	—	329,318
Net loss	—	—	—	(8,233,487)	(8,233,487)
Balances at June 30, 2024	6,993,406	$699	$369,125,406	$(413,617,720)	$(44,491,615)
Stock-based compensation	—	—	307,708	—	307,708
Net income	—	—	—	22,513,205	22,513,205
Balances at September 30, 2024	6,993,406	$699	$369,433,114	$(391,104,515)	$(21,670,702)

Balances at January 1, 2025	6,993,406	$699	$369,682,764	$(395,376,563)	$(25,693,100)
Stock-based compensation	—	—	297,229	—	297,229
Net loss	—	—	—	(3,752,972)	(3,752,972)
Balances at March 31, 2025	6,993,406	$699	$369,979,993	$(399,129,535)	$(29,148,843)
Stock-based compensation	—	—	298,218	—	298,218
Net loss	—	—	—	(3,258,588)	(3,258,588)
Balances at June 30, 2025	6,993,406	$699	$370,278,211	$(402,388,123)	$(32,109,213)
Stock-based compensation	—	—	$272,897	—	272,897
Net loss	—	—	—	$(2,743,954)	(2,743,954)
Balances at September 30, 2025	6,993,406	$699	$370,551,108	$(405,132,077)	$(34,580,270)

See accompanying notes to condensed consolidated financial statements.

MINERVA NEUROSCIENCES, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net (loss) income	$(9,755,514)	$5,710,913
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	4,082	4,082
Amortization of capitalized software	—	17,027
Stock-based compensation expense	868,344	1,075,875
Non-cash interest expense associated with the sale of future royalties	—	4,562,223
Remeasurement of liability related to sale of future royalties	—	(26,579,046)
Changes in operating assets and liabilities
Prepaid expenses and other current assets	173,362	(317,480)
Accounts payable	(783,784)	(1,252,128)
Accrued expenses and other current liabilities	463,314	2,394,751
Net cash used in operating activities	(9,030,196)	(14,383,783)

Cash flows from investing activities:
Net cash provided by investing activities	—	—

Cash flows from financing activities:
Costs paid in connection with private placements	(45,166)	—
Net cash (used in) provided by financing activities	(45,166)	—
Net decrease in cash, cash equivalents and restricted cash	(9,075,362)	(14,383,783)

Cash, cash equivalents and restricted cash
Beginning of period	21,462,008	41,012,575
End of period	$12,386,646	$26,628,792
Reconciliation of the Condensed Consolidated Statements of Cash Flows to the Condensed Consolidated Balance Sheets
Cash and cash equivalents	$12,286,646	$26,528,792
Restricted cash	100,000	100,000
Total cash, cash equivalents and restricted cash	$12,386,646	$26,628,792

Supplemental disclosure of non-cash financing activities
Deferred offering costs included in accounts payable or in accrued expenses and other current liabilities	$155,948	$—

See accompanying notes to condensed consolidated financial statements.

MINERVA NEUROSCIENCES, INC.

Notes to Condensed Consolidated Financial Statements

As of September 30, 2025 and for the Three and Nine Months Ended September 30, 2025 and 2024

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

As in the two previous clinical trials of roluperidone (C03 and C07), this confirmatory trial will include patients diagnosed with schizophrenia who present with stable impairing negative symptoms and stable positive symptoms for the six months prior to entering the trial. The FDA has confirmed that roluperidone can be studied in monotherapy, as in the two previous clinical trials. The confirmatory Phase 3 trial will evaluate a 64 mg dose of roluperidone in a 1:1 randomized double-blind, placebo-controlled trial design. The two previous trials tested both 32 mg and 64 mg doses of roluperidone.

The FDA also confirmed that the sole primary endpoint to assess efficacy would be the change from Baseline in PANSS Marder negative symptoms factor score (“NSFS”) at 12 weeks of treatment with roluperidone compared to placebo. Minerva agreed with the FDA that best efforts will be made to secure 25-30% of patients from the U.S., subject to competitive recruitment. The FDA and Minerva have agreed that, to support a monotherapy indication, they will assess relapses of positive symptoms on an observational basis for at least 52 weeks in patients treated in monotherapy with roluperidone, placebo or antipsychotics. The FDA stated it would consider a resubmission of the NDA that included a double-blind, placebo- or active-controlled trial of roluperidone with a duration of at least 52 weeks with the efficacy primary endpoint at week 12.

The Company also previously co-developed seltorexant with Janssen Pharmaceutica NV (“Janssen”) for the treatment of insomnia disorder and adjunctive treatment of Major Depressive Disorder (“MDD”). During 2020, Minerva exercised its right to opt out of the joint development agreement with Janssen for the future development of seltorexant. As a result, the Company was entitled to collect royalties in the mid-single digits on potential future worldwide sales of seltorexant in certain indications, with no further financial obligations to Janssen. In January 2021, the Company sold its rights to these potential royalties to Royalty Pharma plc (“Royalty Pharma”) for a $60 million up front payment and up to an additional $95 million in potential future milestone payments. To the Company’s knowledge, Janssen is currently recruiting patients under a Phase 3 trial with seltorexant.

Liquidity

The accompanying interim condensed consolidated financial statements have been prepared as though the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has limited capital resources and has incurred recurring operating losses and negative cash flows from operations since inception. As of September 30, 2025, the Company had an accumulated deficit of approximately $405.1 million and net cash used in operating activities was approximately $9.0 million during the nine months ended September 30, 2025. Management expects to continue to incur operating losses and negative cash flows from operations in the future. The Company has financed its operations to date from proceeds from the sale of convertible preferred stock, common stock, warrants, loans, convertible promissory notes, collaboration agreements and royalty sales.

As of September 30, 2025, the Company had cash, cash equivalents, and restricted cash of $12.4 million. The Company believes that this amount, together with the net proceeds from the private placement that was closed on October 23, 2025, as described below, will be sufficient to meet the Company’s operating commitments for at least twelve months from the date that its interim condensed financial statements are issued. On October 23, 2025, the Company completed a private placement of preferred stock and warrants for up to $200 million in gross proceeds, before deducting placement agent fees and other expenses, through a private placement that included an initial upfront funding of $80 million in gross proceeds in exchange for 80,000 shares of the Company’s Series A convertible preferred stock, and up to an additional $80 million in gross proceeds if all 80,000 Tranche A warrants are exercised, subject to the terms and conditions specified therein. Additional proceeds of $40 million may be received in connection with cash exercise of all 40,000 Tranche B warrants upon the achievement of a milestone event.

The net proceeds of this private placement will be used to finance the confirmatory Phase 3 trial of roluperidone, preparation and resubmission of its NDA, the readiness of the commercial launch of roluperidone in the U.S., if approved, and for working capital and general corporate purposes.

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

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim reporting and the requirements of the Securities and Exchange Commission (“SEC”) in accordance with Regulation S-X, Rule 8-03. Under those rules, certain notes and financial information that are normally required for annual financial statements can be condensed or omitted. In the opinion of the Company’s management, the accompanying financial statements contain all adjustments (consisting of items of a normal and recurring nature) necessary to present fairly the financial position as of September 30, 2025, the results of operations for the three and nine months ended September 30, 2025 and 2024 and cash flows for the nine months ended September 30, 2025 and 2024. The results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the results to be expected for the full year. The consolidated balance sheet as of December 31, 2024 was derived from the audited annual financial statements. The accompanying unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2024 included in the Company’s Annual Report on Form 10-K filed with the SEC on February 25, 2025.

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

Restricted cash

Cash accounts with any type of restriction are classified as restricted. The Company maintained restricted cash balances as collateral for corporate credit cards in the amount of $0.1 million at each of September 30, 2025 and December 31, 2024.

Deferred offering costs

Deferred offering costs include certain legal, accounting and other costs directly attributable to the Company’s private placement of preferred stock and warrants, which closed on October 23, 2025. These amounts will be offset against the proceeds of the placement.

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

The Company’s operations are organized into one operating and one reportable segment focused on the development and commercialization of proprietary product candidates to treat patients suffering from CNS diseases. The one operating segment is managed on a consolidated basis. The operating segment’s revenue would be generated from commercial sales or license agreements of the product candidates. However, none of the Company’s product candidates has been approved for commercialization and it has not received any revenue in connection with the sale or license of its product candidates. Furthermore, except for most of Asia, the Company has global commercialization rights for roluperidone.

The CODM does not evaluate operating segments using asset or liability information and therefore it is not disclosed. The following table summarizes the reportable segment’s financial information:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Expenses
Research and development staff related expenses (1)	$275,886	$432,373	$1,189,274	$1,868,212
Research and development drug product material expenses and associated costs (2)	(6,400)	445,536	49,258	2,983,297
Research and development stock compensation expenses (non-cash)	74,376	84,776	274,206	361,269
General and administrative staff related expenses (1)	905,684	857,216	2,762,841	2,575,492
General and administrative stock compensation expenses (non-cash)	198,521	222,932	594,139	714,605
Total	1,448,067	2,042,833	4,869,718	8,502,875
Other segment expense, net (3)	1,396,281	2,323,867	5,251,663	8,823,356
Total expenses	2,844,348	4,366,700	10,121,381	17,326,231
Loss from operations	(2,844,348)	(4,366,700)	(10,121,381)	(17,326,231)
Reconciling items:
Foreign exchange losses	(6,246)	(13,108)	(35,732)	(12,309)
Investment income	106,640	313,967	401,599	1,032,630
Non-cash interest expense for the sale of future royalties	—	—	—	(4,562,223)
Other income	—	26,579,046	—	26,579,046
Net (loss) income	$(2,743,954)	$22,513,205	$(9,755,514)	$5,710,913

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

NOTE 3 — ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following:

	September 30, 2025	December 31, 2024
Research and development costs and other accrued expenses	$322,129	$351,782
Accrued bonus	1,044,268	363,181
Professional fees	197,087	514,037
Vacation pay	164,346	—
Accrued expenses and other current liabilities	$1,727,830	$1,229,000

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

In June 2023, in connection with a private placement, the Company issued and sold pre-funded warrants exercisable for an aggregate of 575,575 shares of common stock. The purchase price of the pre-funded warrants was $9.99 per share, which was paid to the Company upon issuance of the pre-funded warrants. The exercise price of the pre-funded warrants is $0.01 per share. The pre-funded warrants are exercisable by the holders at any time and do not expire. As the remaining shares underlying the pre-funded warrants are issuable for nominal consideration of $0.01 per share, 575,575 shares of common stock underlying the unexercised pre-funded warrants were considered outstanding for purposes of the calculation of (loss) income per share as of September 30, 2025.

The following table sets forth the computation of basic and diluted (loss) income per share for common stockholders:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net (loss) income	$(2,743,954)	$22,513,205	$(9,755,514)	$5,710,913

Weighted average shares of common stock outstanding - basic	7,568,981	7,568,981	7,568,981	7,568,981
Dilutive effect	—	—	—	9,286
Weighted average shares of common stock outstanding - diluted	7,568,981	7,568,981	7,568,981	7,578,267

Net (loss) income per ordinary share:
Basic	$(0.36)	$2.97	$(1.29)	$0.75
Diluted	$(0.36)	$2.97	$(1.29)	$0.75

The following securities outstanding at September 30, 2025 and 2024 have been excluded from the calculation of weighted average shares outstanding as their effect on the calculation of (loss) income per share is antidilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Common stock options	1,439,806	1,060,109	1,439,806	1,010,377
Performance-based restricted stock units	217,495	228,209	217,495	228,209
Common stock warrants	—	5,099	—	5,099

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

The Company regularly evaluates the assumptions supporting future royalty estimates and, during the third quarter of 2024, noted that Janssen announced on clinicaltrials.gov a further Phase 3 study with seltorexant (MDD3003) that has an estimated study completion date in November 2027, which is significantly different from the assumption the Company used in its original estimates. In summary, there are four trials in the current Phase 3 program. Study MDD3001, which evaluated the efficacy and safety of seltorexant as an adjunctive treatment to baseline antidepressants in adult and elderly patients with MDD with insomnia symptoms, met all primary and secondary endpoints. MDD3002 was stopped based on the interim analysis results as recommended by the Independent Data Monitoring Committee. Janssen reported on September 22, 2025 that the MDD3005 study, in which seltorexant was evaluated against quetiapine, did not show statistical significance on the primary endpoint. MDD3003 is a study of adjunctive treatment with seltorexant in adult and elderly participants with MDD and insomnia symptoms and is currently recruiting.

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

NOTE 6 — STOCKHOLDERS’ DEFICIT

At-the-Market Equity Offering Program

In September 2022, the Company entered into an Open Market Sale Agreement (the “Sales Agreement”) with Jefferies LLC (“Jefferies”) pursuant to which the Company may offer and sell, from time to time, through Jefferies shares of the Company’s common stock, by any method permitted by law deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended. During the nine months ended September 30, 2025, no shares of the Company’s common stock were issued or sold under the Sales Agreement. The Company’s Registration Statement on Form S-3 (File No. 333-267424) expired on September 23, 2025, and therefore no sales can be made under the Sales Agreement until such time as the Company files a new Registration Statement on Form S-3. Based on the public float of the Company’s common stock as of the date of the filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, the Company is currently subject to General Instruction I.B.6 of Form S-3 and therefore may not sell more than one-third of the market value of its common stock held by non-affiliates until the Company’s public float exceeds $75.0 million.

NOTE 7 — STOCK AWARD PLAN AND STOCK-BASED COMPENSATION

In December 2013, the Company adopted the 2013 Equity Incentive Plan (as subsequently amended and restated, the “Plan”), which provides for the issuance of options, stock appreciation rights, stock awards and stock units. As of September 30, 2025, the total shares authorized for issuance under the Plan were 2,078,917.

Stock Option Awards

Stock option activity for employees and non-employees for the nine months ended September 30, 2025 is as follows:

	Shares Issuable Pursuant to Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Terms (years)	Total Intrinsic Value (in thousands)
Outstanding January 1, 2025	1,487,234	$8.34	8.3	$46

Granted	—	$—
Exercised	—	$—
Expired	(4,062)	$42.47
Cancelled/Forfeited	(43,366)	$3.68
Outstanding September 30, 2025	1,439,806	$8.39	7.5	$—
Exercisable September 30, 2025	756,743	$12.66	6.6	$—
Available for future grant	90,503

The weighted average grant-date fair value of stock options outstanding on September 30, 2025 was $6.20 per share. Total unrecognized compensation costs related to non-vested stock options at September 30, 2025 were approximately $1.8 million and are expected to be recognized within future operating results over a weighted-average period of 2.0 years. Generally, stock options are granted using exercise prices equal to the market price at the date of grant, vest over four years for employees and one year for directors and are exercisable over a maximum period of 10 years from their grant dates.

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

The Company uses the Black-Scholes model to estimate the fair value of stock options granted. There were no stock options granted during the nine months ended September 30, 2025 and 2024.

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

On April 28, 2023, the Compensation Committee of the Company’s board of directors certified the achievement of a performance condition occurring upon FDA acceptance of the NDA for roluperidone. As a result, 50% of the shares of common stock underlying the Company’s PRSUs vested and the Company recognized approximately $0.2 million in non-cash compensation expense, representing 50% of the incremental cost of the PRSUs granted under the Exchange Program. The incremental cost was measured as the excess of the fair value of each new PRSU, measured as of the date the new PRSUs were granted, over the fair value of the stock options surrendered in exchange for the new PRSU, measured immediately prior to the cancellation. The remaining PRSUs vest upon roluperidone receiving FDA marketing approval, provided that such approval occurs within five years after the August 6, 2021 grant date. As of September 30, 2025, 228,213 PRSUs have vested, 30,932 have been cancelled, and 217,495 remain outstanding.

The following table presents stock-based compensation expense included in the Company’s consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Research and development	$74,376	$84,776	$274,205	$361,270
General and administrative	198,521	222,932	594,139	714,605
Total	$272,897	$307,708	$868,344	$1,075,875

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

Leases

On October 11, 2022, the Company entered into an office lease agreement with Regus to lease office space located at 1500 District Avenue, Burlington, MA 01803. In September 2025, the Company amended its month-to-month lease agreement to reduce the rentable office space, effective October 1, 2025, with a revised monthly payment of $1,146. The Company has elected to not recognize the lease agreement on the balance sheet as the term of the agreement is 12 months or less.

NOTE 9 — SUBSEQUENT EVENT

On October 21, 2025, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with certain accredited investors, pursuant to which the Company agreed to issue and sell, in a private placement (the “Private Placement”), (i) 80,000 shares of Series A Convertible Preferred Stock, par value $0.0001 per share (“Series A Preferred Stock”), at a purchase price of $1,000 per share, (ii) tranche A warrants (the “Preferred Tranche A Warrants”) to acquire shares of Series A Preferred Stock and (iii) tranche B warrants (the “Preferred Tranche B Warrants,” together with the Preferred Tranche A Warrants, the “Preferred Warrants”) to acquire shares of Series A Preferred Stock for an aggregate offering price of up to $200 million. The closing of the Private Placement took place on October 23, 2025 (the “Closing Date”).

Pursuant to the Certificate of Designation of Preferences, Rights and Limitations of the Series A Convertible Voting Preferred Stock (the “Certificate of Designation”), each share of Series A Preferred Stock is, subject to the stockholder approval and certain beneficial ownership conversion limitations, automatically convertible into shares of common stock, par value $0.0001 per share, of the Company.

Each Preferred Tranche A Warrant has an exercise price of $1,000 and may only be exercised for cash. The Preferred Tranche A Warrants are immediately exercisable for an aggregate of 80,000 shares of Series A Preferred Stock for an aggregate cash exercise price of $80 million until the tenth day following the date of the Company’s public announcement that it has achieved, on a statistically significant basis, the primary endpoint of its Phase 3 confirmatory trial of roluperidone in schizophrenia at the 12-week timepoint (the “Milestone Event”).

Each Preferred Tranche B Warrant has an exercise price of $1,000 and may be exercised by a cashless exercise. The Preferred Tranche B Warrants are exercisable for an aggregate of 40,000 shares of Series A Preferred Stock for an aggregate cash exercise price of $40 million commencing on the earlier of (i) the Company’s public announcement of the Milestone Event and (ii) the three year anniversary of the Closing Date. The Preferred Tranche B Warrants will expire on the four (4)-year anniversary of the Closing Date.

The Preferred Warrants are subject to forfeiture in the event the applicable investor engages in any short sales involving the Company’s securities during the 48-months period following the Closing Date. In addition, the Tranche B Warrant Shares are subject to reduction if the applicable investor sells or transfers any shares of Series A Preferred Stock or shares of its common stock received upon conversion of the Series A Preferred Stock, except to affiliates for no consideration.

Subject to the terms and limitations contained in the Certificate of Designation, the Series A Preferred Stock issued in the Private Placement will not become convertible until the Company’s stockholders approve the issuance of all common stock issuable upon conversion of the Series A Preferred Stock and the Preferred Warrants Shares (the “Stockholder Approval”). On the first (1st) trading day following the announcement of the Stockholder Approval, each share of Series A Preferred Stock shall automatically convert into the number of shares of common stock, at the conversion price of $2.11 per share, rounded down to the nearest whole share, subject to the terms and limitations contained in the Certificate of Designation, including that shares of Series A Preferred Stock shall not be convertible if the conversion would result in a holder beneficially owning more than 9.99% of the Company’s outstanding shares of common stock as of the applicable conversion date.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with our condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our annual audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2024 as filed with the Securities and Exchange Commission (“SEC”) on February 25, 2025. This discussion and analysis contains forward-looking statements that involve significant risks and uncertainties. Our actual results, performance or experience could differ materially from what is indicated by any forward-looking statement due to various important factors, risks and uncertainties, including, but not limited to, those set forth under “Risk Factors” included elsewhere in this Quarterly Report on Form 10-Q.

Overview

We are a clinical-stage biopharmaceutical company focused on the development and commercialization of proprietary product candidates to treat patients suffering from central nervous system diseases. We are currently developing roluperidone for the treatment of negative symptoms in patients diagnosed with schizophrenia. In addition, we previously co-developed seltorexant with Janssen Pharmaceutica NV (“Janssen”), a subsidiary of Johnson & Johnson, for the treatment of insomnia disorder and adjunctive treatment of Major Depressive Disorder (“MDD”). As a result of our collaboration with Janssen, we were entitled to collect royalties in the mid-single digits on potential future worldwide sales of seltorexant in certain indications, with no further financial obligations to Janssen. In January 2021, we sold our rights to these potential royalties to Royalty Pharma plc (“Royalty Pharma”) for a $60 million cash payment and up to an additional $95 million in potential future milestone payments, subject to completion of Phase 3 trials by Janssen and regulatory approvals. To our knowledge, Janssen is currently recruiting patients under a Phase 3 trial with seltorexant.

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

As in the two previous clinical trials of roluperidone (C03 and C07), the confirmatory trial will include patients diagnosed with schizophrenia who present with stable impairing negative symptoms and stable positive symptoms for the six months prior to entering the trial. We agreed with the FDA that best efforts will be made to secure 25-30% of patients from the United States, subject to competitive recruitment. The FDA has confirmed that roluperidone can be studied in monotherapy where patients would receive a double-blinded single daily 64 mg dose of roluperidone or placebo. The FDA has also confirmed that, the sole primary endpoint to assess efficacy would be the change from Baseline in PANSS Marder negative symptoms factor score (“NSFS”) at 12 weeks of treatment with roluperidone compared to placebo. The FDA advised that, to support a monotherapy indication, it would be necessary to assess relapses on an observational basis for at least 52 weeks, in patients treated in monotherapy with roluperidone, placebo or antipsychotics. The FDA has stated that it would consider a resubmission of the NDA that included a double-blind, placebo- or active-controlled trial of roluperidone with a duration of at least 52 weeks with the efficacy primary endpoint at week 12.

We have not received any regulatory approvals to commercialize any of our product candidates, and we have not generated any revenue from the sales or license of our product candidates. We routinely evaluate the status of our drug development programs as well as potential strategic options. We have incurred significant operating losses since inception and expect to continue to incur net losses and negative cash flows from operating activities for the foreseeable future. As of September 30, 2025 and December 31, 2024, we had an accumulated deficit of $405.1 million and $395.4 million, respectively. For the nine months ended September 30, 2025 and 2024, we recorded net loss of $9.8 million and a net income of $5.7 million, respectively. We expect our clinical and administrative costs will increase as we begin to incur clinical trial costs and hire additional support staff to support the Phase 3 trial of roluperidone.

Recent Developments

On October 21, 2025, we entered into a securities purchase agreement (the “Securities Purchase Agreement”) with certain accredited investors, pursuant to which we agreed to issue and sell, in a private placement (the “Private Placement”), (i) 80,000 shares of Series A Convertible Preferred Stock, par value $0.0001 per share (“Series A Preferred Stock”), at a purchase price of $1,000 per share, (ii) tranche A warrants (the “Preferred Tranche A Warrants”) to acquire shares of Series A Preferred Stock (the “Tranche A Warrant Shares”) and (iii) tranche B warrants (the “Preferred Tranche B Warrants,” together with the Preferred Tranche A Warrants, the “Preferred Warrants”) to acquire shares of Series A Preferred Stock for an aggregate offering price of up to $200 million. The closing of the Private Placement took place on October 23, 2025.

The gross proceeds of the Private Placement are estimated to be up to approximately $200 million, before deducting fees paid to the placement agent of the Private Placement and other estimated offering expenses payable by us, including initial upfront gross proceeds of $80 million in exchange for shares of the Series A Preferred Stock, up to an additional $80 million in gross proceeds if all Preferred Tranche A Warrants are exercised, subject to the terms and conditions specified therein, and up to an additional $40 million in gross proceeds if all Preferred Tranche B Warrants are exercised by cash payment upon the achievement of certain milestone event.

This private placement followed our announcement in August 2025 of our alignment with the FDA on the design of a confirmatory Phase 3 trial of roluperidone. We expect the net proceeds of this private placement will be sufficient to fund the confirmatory Phase 3 trial of roluperidone and our resubmission of our NDA, to prepare for a potential commercial launch of roluperidone in the U.S., if approved, and for working capital and general corporate purposes.

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

Foreign Exchange Losses

Foreign exchange losses are comprised primarily of losses on foreign currency transactions primarily related to research and development expenses. We incur certain expenses, primarily in Euros, and record these expenses in United States Dollars at the time the liability is incurred. Changes in the applicable foreign currency rate between the date that an expense is recorded and the payment date is recorded as a foreign currency (loss) or gain.

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

Results of Operations

Comparison of Three Months Ended September 30, 2025 versus September 30, 2024

Research and Development Expenses

Research and development expenses were $0.9 million and $1.9 million for the three months ended September 30, 2025 and 2024, respectively, a decrease of approximately $1.0 million. The decrease in research and development expenses was primarily due to lower costs associated with our drug substance validation campaign, consultant fees, and lower compensation expenses. Non-cash stock compensation costs included in research and development expenses were $0.1 million for both the three months ended September 30, 2025 and 2024.

General and Administrative Expenses

General and administrative expenses were $1.9 million and $2.5 million for the three months ended September 30, 2025 and 2024, respectively, a decrease of approximately $0.6 million. The decrease in general and administrative expenses was primarily due to lower professional service fees and insurance costs. Non-cash stock compensation costs included in general and administrative expenses were $0.2 million for both the three months ended September 30, 2025 and 2024.

Foreign Exchange Losses

Foreign exchange losses were $6 thousand and $13 thousand for the three months ended September 30, 2025 and 2024, respectively, a decrease of $7 thousand, primarily due to currency movements.

Investment Income

Investment income was $107 thousand and $314 thousand for the three months ended September 30, 2025 and 2024, respectively, a decrease of approximately $207 thousand, primarily due to cash and cash equivalents balances and interest rates.

Non-cash interest expense for the sale of future royalties

Non-cash interest expense for the sale of future royalties was zero for both the three months ended September 30, 2025 and 2024.

Other Income

Other income was zero and $26.6 million for the three months ended September 30, 2025 and 2024, respectively, a decrease of $26.6 million, due to recognizing other income in the third quarter of 2024 as a result of the adjustment to the carrying amount of the liability related to the sale of future royalties.

Comparison of Nine Months Ended September 30,2025 versus September 30, 2024

Research and Development Expenses

Research and development expenses were $3.6 million and $9.9 million for the nine months ended September 30, 2025 and 2024, respectively, a decrease of approximately $6.3 million. The decrease in research and development expenses was primarily due to lower costs associated with our drug substance validation campaign, costs for the C18 study, consultant fees, and lower compensation expenses. Non-cash stock compensation costs included in research and development expenses were $0.3 million and $0.4 million for the nine months ended September 30, 2025 and 2024, respectively.

General and Administrative Expenses

General and administrative expenses were $6.5 million and $7.4 million for the nine months ended September 30, 2025 and 2024, respectively, a decrease of approximately $0.9 million. The decrease in general and administrative expenses was primarily due to lower professional service fees. Non-cash stock compensation costs included in general and administrative expenses were $0.6 million and $0.7 million for the nine months ended September 30, 2025 and 2024, respectively.

Foreign Exchange Losses

Foreign exchange losses were $36 thousand and $12 thousand for the nine months ended September 30, 2025 and 2024, respectively, an increase of $24 thousand, primarily due to currency movements.

Investment Income

Investment income was $0.4 million and $1.0 million for the nine months ended September 30, 2025 and 2024, respectively, a decrease of approximately $0.6 million, primarily due to cash and cash equivalents balances and interest rates.

Non-cash interest expense for the sale of future royalties

Non-cash interest expense for the sale of future royalties was zero and $4.6 million for the nine months ended September 30, 2025 and 2024, respectively, a decrease of $4.6 million. The decrease in non-cash interest expense for the sale of future royalties was due to revising our estimates for the timing and amount of future royalty payments to be received under the royalty arrangement. During the third quarter of 2024, we adjusted the carrying amount of our liability related to the sale of future royalties to the initial payment of $60 million. This adjustment resulted in the recognition of $26.6 million in other income during the third quarter of 2024, representing the amount of non-cash interest expense amortized through June 30, 2024.

Other Income

Other income was zero and $26.6 million for the nine months ended September 30, 2025 and 2024, respectively, a decrease of $26.6 million, due to recognizing other income in the third quarter of 2024 as a result of the adjustment to the carrying amount of the liability related to the sale of future royalties.

Liquidity and Capital Resources

Sources of Liquidity

As of September 30, 2025, we had an accumulated deficit of approximately $405.1 million. We anticipate that we will continue to incur net losses for the foreseeable future as we continue the development and potential commercialization of our product candidates and to support our operations as a public company. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we may never generate product revenue or achieve profitability. As of September 30, 2025, we had cash, cash equivalents, and restricted cash of $12.4 million. We believe that this amount, together with the net proceeds from the Private Placement that was closed on October 23, 2025, will be sufficient to meet our operating commitments for at least twelve months from the date that our interim condensed financial statements are issued.

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

Private Placement

On October 21, 2025, we entered into the Securities Purchase Agreement with certain accredited investors, pursuant to which we agreed to issue and sell, in the Private Placement, (i) 80,000 shares of Series A Convertible Preferred Stock, at a purchase price of $1,000 per share, (ii) Preferred Tranche A Warrants to acquire shares of Series A Preferred Stock and (iii) Preferred Tranche B Warrants to acquire shares of Series A Preferred Stock for an aggregate offering price of up to $200 million. The closing of the Private Placement took place on October 23, 2025 (the “Closing Date”).

Pursuant to the Certificate of Designation of Preferences, Rights and Limitations of the Series A Convertible Voting Preferred Stock (the “Certificate of Designation”), each share of Series A Preferred Stock is, subject to the stockholder approval and certain beneficial ownership conversion limitations, automatically convertible into shares of common stock, par value $0.0001 per share, of the Company.

Each Preferred Tranche A Warrant has an exercise price of $1,000 and may only be exercised for cash. The Preferred Tranche A Warrants are immediately exercisable for an aggregate of 80,000 shares of Series A Preferred Stock for an aggregate cash exercise price of $80 million until the tenth day following the date of our public announcement that we have achieved, on a statistically significant basis, the primary endpoint of our Phase 3 confirmatory trial of roluperidone in schizophrenia at the 12-week timepoint (the “Milestone Event”).

Each Preferred Tranche B Warrant has an exercise price of $1,000 and may be exercised by a cashless exercise. The Preferred Tranche B Warrants are exercisable for an aggregate of 40,000 shares of Series A Preferred Stock for an aggregate cash exercise price of $40 million commencing on the earlier of (i) our public announcement of the Milestone Event and (ii) the three year anniversary of the Closing Date. The Preferred Tranche B Warrants will expire on the four (4)-year anniversary of the Closing Date.

The Preferred Warrants are subject to forfeiture in the event the applicable investor engages in any short sales involving our securities during the 48-months period following the Closing Date. In addition, the Tranche B Warrant Shares are subject to reduction if the applicable investor sells or transfers any shares of Series A Preferred Stock or shares of our common stock received upon conversion of the Series A Preferred Stock, except to affiliates for no consideration.

Subject to the terms and limitations contained in the Certificate of Designation, the Series A Preferred Stock issued in the Private Placement will not become convertible until our stockholders approve the issuance of all common stock issuable upon conversion of the Series A Preferred Stock and the Preferred Warrants Shares (the “Stockholder Approval”). On the first (1st) trading day following the announcement of the Stockholder Approval, each share of Series A Preferred Stock shall automatically convert into the number of shares of common stock, at the conversion price of $2.11 per share, rounded down to the nearest whole share, subject to the terms and limitations contained in the Certificate of Designation, including that shares of Series A Preferred Stock shall not be convertible if the conversion would result in a holder beneficially owning more than 9.99% of outstanding shares of our common stock as of the applicable conversion date.

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

During the nine months ended September 30, 2025, no shares of our common stock were issued or sold under the Sales Agreement. Our Registration Statement on Form S-3 (File No. 333-267424) expired on September 23, 2025, and therefore no sales can be made under the Sales Agreement until such time as we file a new Registration Statement on Form S-3. Based on the public float of our common stock as of the date of the filing of the Annual Report on Form 10-K for the year ended December 31, 2024, we are currently subject to General Instruction I.B.6 of Form S-3 and therefore may not sell more than one-third of the market value of our common stock held by non-affiliates until our public float exceeds $75.0 million.

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

Until such time, if ever, as we can generate substantial revenue from product sales, we expect to finance our cash needs through a combination of equity offerings, debt financings, government or other third-party funding, commercialization, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of our common stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Additional debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through government or other third party funding, commercialization, marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us. There can be no assurance that such additional funding, if available, can be obtained on terms acceptable to us, and our ability to raise additional capital may be adversely impacted by global economic conditions, geopolitical conflicts, such as the war in Ukraine and hostilities in the Middle East, and other factors. If we are unable to obtain additional financing, future operations would need to be scaled back or discontinued. We believe that our existing cash, cash equivalents, and restricted cash, together with the net proceeds from the Private Placement that was closed on October 23, 2025, will be sufficient to meet our cash commitments for at least the next 12 months after the date that the financial statements are issued. The timing of future capital requirements depends upon many factors including the size and timing of future clinical trials, the timing and scope of any strategic partnering activity and the progress of other research and development activities.

Cash Flows

The tables below set forth our significant sources and uses of cash for the periods.

	Nine Months Ended September 30,
	2025	2024
	(dollars in millions)
Net cash (used in) provided by:
Operating activities	$(9.0)	$(14.4)
Investing activities	—	—
Financing activities	(0.1)	—
Net decrease in cash	$(9.1)	$(14.4)

Net Cash Used in Operating Activities

Net cash used in operating activities of approximately $9.0 million during the nine months ended September 30, 2025 was primarily due to our net loss of $9.8 million and a $0.8 million decrease in accounts payable, partially offset by stock-based compensation expense of $0.9 million, a $0.5 million increase in accrued expenses, and a $0.2 million decrease in prepaid expenses.

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

Net Cash Provided by Investing Activities

Net cash provided by investing activities was zero during the nine months ended September 30, 2025 and 2024.

Net Cash (Used in) Provided by Financing Activities

Net cash used in financing activities of approximately $0.1 million during the nine months ended September 30, 2025 was primarily due to fees paid in connection with the private placement.

Net cash provided by financing activities was zero during the nine months ended September 30, 2024.

Critical Accounting Policies and Estimates

In our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, our most critical accounting policies and estimates upon which our financial status depends were identified as those relating to research and development costs; goodwill; and the liability related to the sale of future royalties. We reviewed our policies and determined that those policies were our most critical accounting policies for the nine months ended September 30, 2025.

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

Our management, with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2025. Based on the evaluation of our disclosure controls and procedures as of September 30, 2025, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

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

We are a clinical development-stage biopharmaceutical company. In November 2013, we merged with Sonkei Pharmaceuticals, Inc. (“Sonkei”), and, in February 2014, we acquired Mind-NRG Sarl (“Mind-NRG”), which were also clinical development-stage biopharmaceutical companies. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval or become commercially viable. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we may never generate product revenue or achieve profitability. As of September 30, 2025, we had an accumulated deficit of approximately $405.1 million.

In August 2022, we submitted a New Drug Application (“NDA”) with the U.S. Food and Drug Administration (“FDA”) for our lead product candidate, roluperidone, for the treatment of negative symptoms in schizophrenia. On February 26, 2024, the FDA issued a Complete Response Letter (the “CRL”) to our NDA for roluperidone for the treatment of negative symptoms in schizophrenia. The CRL provided that the FDA had completed its review of the NDA and had determined that it could not approve the NDA in its present form. Specifically, the FDA cited the following clinical deficiencies: (i) although one study (MIN-101C03) demonstrated statistical significance on the primary efficacy endpoint, it is insufficient on its own to establish substantial evidence of effectiveness; (ii) the NDA submission lacks data on concomitant antipsychotic administration; (iii) the NDA submission lacks data needed to establish that the change in negative symptoms of schizophrenia with roluperidone treatment was clinically meaningful; and (iv) the submitted safety database included an inadequate number of subjects exposed to roluperidone at the proposed dose (64 mg) for at least 12 months. To address these deficiencies, the FDA stated that we must submit at least one additional positive, adequate, and well-controlled study to support the safety and effectiveness of roluperidone for the treatment of negative symptoms. We must also provide additional data to demonstrate the safety and efficacy of roluperidone co-administered with antipsychotic medications, to support that observed effect on negative symptoms with roluperidone treatment corresponds to a clinically meaningful change, and to demonstrate the long-term safety of the proposed dose. See the section titled “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Clinical and Regulatory Updates —Roluperidone (MIN-101)—Complete Response Letter (CRL)” in our Annual Report on Form 10-K for the year ended December 31, 2024 for more information. While the FDA has confirmed the requirement for an additional confirmatory clinical trial to address the deficiencies cited in the CRL and resubmit the NDA, and we expect to use the net proceeds from our private placement that was closed on October 23, 2025 to fund such confirmatory Phase 3 trial and our resubmission of the NDA, there can be no assurances that we will obtain approval for roluperidone in a timely manner, on favorable terms, or at all. As a result, the regulatory approval process for roluperidone in the United States is highly uncertain. If we do not obtain approval of roluperidone in the United States, or if the approval is delayed, it would have a material adverse impact on our business. Even if we are able to obtain approval, the expense and time to do so could adversely impact our ability to successfully commercialize roluperidone or conduct our other business operations and our financial condition could be materially harmed.

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

Our operations and the historic operations of Sonkei and Mind-NRG have consumed substantial amounts of cash since inception. As of September 30, 2025, we had cash, cash equivalents, and restricted cash of $12.4 million. We believe that this amount, together with the net proceeds from the private placement that was closed on October 23, 2025, will be sufficient to meet our operating commitments for at least twelve months from the date that our interim condensed financial statements are issued.

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

For example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, “ACA”) broadened access to health insurance, reduced or constrained the growth of healthcare spending, enhanced remedies against healthcare fraud and abuse, add imposed new transparency requirements for healthcare and health insurance industries, imposed new taxes and fees on pharmaceutical manufacturers and imposed additional health policy reforms. Since the ACA’s enactment, there have been executive, judicial and Congressional challenges and amendments to certain aspects of the ACA. For example, the IRA, among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and creating a new manufacturer discount program. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is unclear how any such challenges and additional healthcare reform measures of the second Trump administration will impact the ACA and our business. For example, on July 4, 2025, the annual reconciliation bill, the “One Big Beautiful Bill Act” (“OBBBA”), was signed into law which is expected to reduce Medicaid spending and enrollment by implementing work requirements for some beneficiaries, capping state-directed payments, reducing federal funding, and limiting provider taxes used to fund the program. OBBBA also narrows access to ACA marketplace exchange enrollment and declines to extend the ACA enhanced advanced premium tax credits, set to expire at the end of 2025, which, among other provisions in the law, are anticipated to reduce the number of Americans with health insurance.

Further, Congress and the current administration are considering additional health reform measures. We expect that healthcare reform measures that may be adopted in the future may result in more rigorous coverage criteria and lower reimbursement and additional downward pressure on the price that may be charged for any of our product candidates, if approved.

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

3.4

Certificate of Designation of Preferences, Rights and Limitations of the Series A Convertible Voting Preferred Stock (incorporated by reference to Exhibit 3.1 to the Registration’s current report on Form 8-K (File No. 001-36517) filed with the SEC on October 21, 2025).

4.1	Form of Preferred Tranche A Warrant (incorporated by reference to Exhibit 4.1 to the Registration’s current report on Form 8-K (File No. 001-36517) filed with the SEC on October 21, 2025).

4.2	Form of Preferred Tranche B Warrant (incorporated by reference to Exhibit 4.2 to the Registration’s current report on Form 8-K (File No. 001-36517) filed with the SEC on October 21, 2025).

10.1#

Form of Securities Purchase Agreement, dated October 21, 2025, by and among Minerva Neurosciences, Inc. and the purchasers named therein (incorporated by reference to Exhibit 10.1 to the Registration’s current report on Form 8-K (File No. 001-36517) filed with the SEC on October 21, 2025).

10.2#	Form of Support Agreement (incorporated by reference to Exhibit 10.2 to the Registration’s current report on Form 8-K (File No. 001-36517) filed with the SEC on October 21, 2025).

31.1*	Certification of Chief Executive Officer (Principal Executive Officer) pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer (Principal Financial Officer) pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1+	Certification of Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Document

104*	Cover Page formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.

* Filed herewith.

# Schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request.

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

Date: November 5, 2025