Form 10-K
period 2025-12-31
Minerva Neurosciences, Inc.
filed 2026-03-11
CIK 1598646

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate value of the Company’s Common Stock held by non-affiliates of the Company was approximately $7.0 million as of June 30, 2025, when the last reported sales price was $1.72 per share.

The number of shares of Registrant’s Common Stock outstanding as of March 6, 2026 was 43,274,398.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement relating to the 2026 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A with the Securities and Exchange Commission are incorporated by reference into Part III of this Report. Such proxy statement will be filed with the Securities and Exchange Commission not later than 120 days following the end of the Registrant’s fiscal year ended December 31, 2025.

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
•
Our business is highly dependent on the success of roluperidone, as well as any other potential future product candidates. If we are unable to successfully complete clinical development of, obtain regulatory approval for, or commercialize, roluperidone or any other potential future product candidates, or if we experience delays in doing so, our business will be materially harmed;
•
We cannot give any assurance that any of our product candidates will receive regulatory approval in a timely manner or at all. The results of clinical trials conducted at sites outside the U.S. may not be accepted by the U.S. Food and Drug Administration (“FDA”) and the results of clinical trials conducted at sites in the U.S. may not be accepted by comparable foreign regulatory authorities;
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
•
There is no public market for our Series A Preferred Stock;
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

Part I

ITEM 1. Business

Overview

We are a clinical-stage biopharmaceutical company focused on the development and commercialization of certain proprietary product candidates to treat patients suffering from central nervous system (“CNS”) diseases.

Our lead product candidate, roluperidone, is in development for the treatment of negative symptoms in patients diagnosed with schizophrenia. In August 2022, we submitted a New Drug Application (“NDA”) with the FDA for roluperidone for the treatment of negative symptoms in schizophrenia. On February 26, 2024, the FDA issued a Complete Response Letter (“CRL”) regarding our NDA for roluperidone. Subsequent to the CRL, we have had multiple interactions with the FDA to confirm the design of an additional Phase 3 confirmatory clinical trial to address the deficiencies cited in the CRL and resubmit the NDA.

As with the completed Phase 2b (C03) and Phase 3 (C07) clinical trials of roluperidone, the new Phase 3 confirmatory trial, which we refer to as the C19 trial, will include patients diagnosed with schizophrenia who present with stable impairing negative symptoms and stable positive symptoms for the six months prior to entering the trial. We agreed with the FDA that best efforts will be made to secure 25-30% of patients from the United States, subject to competitive recruitment. The FDA confirmed that roluperidone can be studied in monotherapy where patients will receive a double-blinded single daily 64 mg dose of roluperidone or placebo. The FDA advised that, to support a monotherapy indication, it would be necessary to assess relapses on an observational basis for at least 52 weeks, in patients treated in monotherapy with roluperidone, placebo or antipsychotics. The FDA also stated that it would consider a resubmission of the NDA that included a double-blind, placebo- or active-controlled trial of roluperidone with a duration of at least 52 weeks with the efficacy primary endpoint at week 12.

Subject to ongoing feedback from the FDA, the C19 trial is currently expected to be initiated, including first patient screened, in the second quarter of 2026. The trial is designed to enroll 380 patients, randomized on a 1:1 basis to receive either placebo or a double-blinded single daily 64 mg dose of roluperidone. The primary efficacy endpoint is expected to be the change from baseline in the PANSS Marder negative symptoms factor score (“NSFS”) at 12 weeks of treatment with roluperidone compared to placebo. Following the initial 12-week treatment period, patients are expected to enter a 40-week relapse assessment phase, during which patients will crossover to receive either a daily 64 mg dose of roluperidone or antipsychotics. We currently expect topline efficacy results in the second half of 2027 and relapse assessment data in the second half of 2028.

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

We have not received any regulatory approvals to commercialize any of our product candidates, and we have not generated any revenue from the sales or license of our product candidates. We routinely evaluate the status of our drug development programs as well as potential strategic options. We have incurred significant operating losses since inception and expect to continue to incur net losses and negative cash flows from operating activities for the foreseeable future. As of December 31, 2025 and 2024, we had an accumulated deficit of $688.8 million and $395.4 million, respectively. For the years ended December 31, 2025 and 2024, we recorded net loss of $293.4 million and a net income of $1.4 million, respectively. We believe our product candidates have potential to improve the lives of many affected patients and their families who are currently not well-served by available therapies. According to Datamonitor, an independent market research firm, in 2025, approximately 2.9 million people suffered from schizophrenia in the United States (“U.S.”), Japan, the United Kingdom (“UK”), and the four major European Union (“EU”) markets of France, Germany, Italy, and Spain. There is no approved treatment to address negative symptoms in patients with schizophrenia in the U.S., which is a significant driver of the cost burden of that disease. An estimated 69% of treated patients with schizophrenia have predominant/persistent negative symptoms. Negative symptoms also exist in other CNS diseases beyond schizophrenia, the existing treatments for which we believe are poorly addressed in a broad range of indications such as Alzheimer’s disease, Parkinson’s disease and depression.

Our Strategy

Our strategy is to develop and commercialize first-in-class products that address critical unmet medical needs in the CNS therapeutic area. We are pursuing this strategy based on the following principles: selection of differentiated products with novel mechanisms of action that target therapeutic areas of high unmet need and significant disease burden; attention to patient safety and compliance; scientific rigor applied to patient selection and clinical trial conduct; engagement of highly trained clinical trial investigators; incorporation of patient and caregiver insights to drive clinical advancements; and integrity. With the experience and knowledge base of our clinicians and physicians, we have generated substantive data from randomized, double blind, placebo-controlled trials that support the clinical advancement of these products in defined patient populations and in multiple regulatory jurisdictions. In summary, key elements of our strategy are to:

•
Advance roluperidone through a Phase 3 confirmatory trial to support NDA resubmission and potential regulatory approval for negative symptoms in schizophrenia. The C19 trial evaluating roluperidone for the treatment of negative symptoms in schizophrenia is expected to initiate in the second quarter of 2026. The primary efficacy endpoint is expected to be the change from baseline in the PANSS Marder NSFS at week 12, followed by a 40‑week relapse‑assessment period. We anticipate topline efficacy data in the second half of 2027 and relapse assessment results in the second half of 2028. There are currently no FDA‑approved treatments for negative symptoms of schizophrenia in the U.S., creating an opportunity for roluperidone to address the unmet medical need.
•
Leverage the randomized, double-blind, placebo-controlled data from completed trials to advance the clinical development of roluperidone in multiple regulatory jurisdictions;
•
Selectively explore collaborations with leading pharmaceutical companies to maximize the value of roluperidone, particularly in connection with pivotal clinical trials and subsequent regulatory review, approval and commercialization; and
•
Apply our management team’s expertise and current intellectual property portfolio to identify and explore additional indications with roluperidone.

Our Clinical-Stage Programs

Roluperidone

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

New Drug Application Submission

In August 2022, we submitted an NDA to the FDA for roluperidone for the treatment of negative symptoms in patients with schizophrenia. The NDA submission was supported by results from our two late-stage, well-controlled trials (C03 and C07) in patients with moderate to severe negative symptoms and stable positive symptoms of schizophrenia. Both trials were multicenter, multinational, randomized, double-blind, placebo-controlled, parallel-group studies in which patients received either 32 mg or 64 mg doses of roluperidone. In both trials, if patients were taking antipsychotic treatments, they were discontinued and a washout period was implemented before beginning the assigned treatment. Both trials captured comparative placebo-controlled data through their 12-week double-blind periods, provided long-term exposure data regarding the safety and tolerability of roluperidone, as well as efficacy based on blinded doses of roluperidone, specifically intended to demonstrate the maintenance of improvement in negative symptoms and the low rate of worsening of positive symptoms following the 24-week (C03) and 40-week (C07) Open Label (“OL”) periods. With the exception of the duration of the OL period, these two studies were nearly identical with respect to patient population and main assessment tools (namely, Positive and Negative Syndrome Scale (“PANSS”), Personal and Social Performance Scale (“PSP”), and Clinical Global Impression (“CGI”)).

Results of the C03 trial supported the primary hypothesis that after 12 weeks of treatment, roluperidone is superior to placebo in reducing negative symptoms of schizophrenia. In the primary efficacy analysis, 64 mg roluperidone resulted in a statistically significant reduction of negative symptoms of schizophrenia as measured by PANSS Pentagonal Structured Model Negative score (“PSM”) (p ≤ 0.0036). A post hoc analysis of the change from Baseline to Week 12 in the NSFS also demonstrated a statistically significant difference for 64 mg roluperidone compared with placebo (p ≤ 0.001). Statistically significant improvements with 64 mg roluperidone compared with placebo after 12 weeks of the Double Blind (“DB”) period were also seen for multiple secondary/exploratory efficacy analyses. Further improvements in the NSFS were also seen during the 24-week OL period.

The superiority of roluperidone over placebo was also demonstrated in the C07 trial. Although the primary analysis (intent-to-treat (“ITT”)) of change from Baseline in the NSFS to Week 12 for roluperidone compared to placebo marginally missed statistical significance (p ≤ 0.064), the results were quantitatively superior for the 64 mg roluperidone dose. Furthermore, the analysis of the modified intent-to-treat (“mITT”) population (mITT data set excluded data from one clinical site with implausible results for the 17 patients recruited at this site) demonstrated a nominal statistically significant improvement in the NSFS for 64 mg roluperidone compared to placebo (p ≤ 0.044). In addition, statistically significant improvements (unadjusted) in the NSFS from Baseline were seen as early as Weeks 4 and 8 for 64 mg roluperidone compared to placebo for both the ITT and the mITT populations. PSP Total score (sole key secondary endpoint measuring vocational and social skills) reached statistical significance for both ITT and mITT populations (p ≤ 0.022 and p ≤ 0.017, respectively). Further improvements in the NSFS and PSP Total score were also seen during the 40-week OL period.

Complete Response Letter (CRL)

On February 26, 2024, the FDA issued a CRL to our NDA for roluperidone for the treatment of negative symptoms in patients with schizophrenia. In the CRL, the FDA cited the following clinical deficiencies:

•
Although one trial (C03) demonstrated statistical significance on the primary efficacy endpoint, it is insufficient on its own to establish substantial evidence of effectiveness.
•
The NDA submission lacks data on concomitant antipsychotic administration.
•
The NDA submission lacks data needed to establish that the change in negative symptoms of schizophrenia with roluperidone treatment was clinically meaningful.
•
The submitted safety database included an inadequate number of subjects exposed to roluperidone at the proposed dose (64 mg) for at least 12 months.

To address these deficiencies, the FDA stated that we must submit at least one additional positive, adequate, and well-controlled trial to support the safety and effectiveness of roluperidone for the treatment of negative symptoms. We must also provide additional data to demonstrate the safety and efficacy of roluperidone co-administered with antipsychotic medications, to support the observed effect on negative symptoms with roluperidone treatment corresponds to a clinically meaningful change, and to demonstrate the long-term safety of the proposed dose.

Phase 3 Confirmatory Trial (C19)

Subsequent to the CRL and following multiple meetings with the FDA, we intend to conduct a new confirmatory trial with roluperidone to address the deficiencies raised by the FDA. As in the two previous clinical trials of roluperidone (C03 and C07), the new confirmatory trial (C19) will include patients diagnosed with schizophrenia who present with stable impairing negative symptoms and stable positive symptoms for the six months prior to entering the trial. We agreed with the FDA that best efforts will be made to secure 25-30% of patients from the U.S., subject to competitive recruitment. The FDA confirmed that roluperidone can be studied in monotherapy where patients will receive a double-blinded single daily 64 mg dose of roluperidone or placebo. The confirmatory trial primary endpoint is based on the 64 mg dose of roluperidone versus placebo, rather than the 64 mg and 32 mg doses used in the two previous trials.

The FDA advised that, to support a monotherapy indication, it would be necessary to assess relapses on an observational basis for at least 52 weeks, in patients treated in monotherapy with roluperidone, placebo or antipsychotics. The FDA stated that it would consider a resubmission of the NDA that included a double-blind, placebo- or active-controlled trial of roluperidone with a duration of at least 52 weeks with the efficacy primary endpoint at week 12. Subject to ongoing feedback from the FDA, the C19 trial is currently expected to be initiated, including first patient screened, in the second quarter of 2026. The trial is designed to enroll 380 patients, randomized on a 1:1 basis to receive either placebo or a double-blinded single daily 64 mg dose of roluperidone. The primary efficacy endpoint is expected to be the change from baseline in the NSFS at 12 weeks of treatment with roluperidone compared to placebo. Following the initial 12-week treatment period, patients are expected to enter a 40-week relapse assessment phase, during which patients will crossover to receive either a daily 64 mg dose of roluperidone or antipsychotics. We currently expect topline efficacy results in the second half of 2027 and relapse assessment data in the second half of 2028.

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

Phase 1b Clinical Trial (C18)

We completed a clinical trial to evaluate the safety, tolerability, pharmacodynamics and pharmacokinetics of the co-administration of roluperidone and olanzapine in adult subjects with moderate to severe negative symptoms of schizophrenia. This clinical trial was designed to investigate the pharmacodynamic and pharmacokinetic effects and safety of the concomitant therapy of roluperidone with an established and widely used antipsychotic.

We enrolled 17 male and female subjects with moderate to severe negative symptoms of schizophrenia for this trial. Out of the 17 enrolled subjects, 13 completed all 17 days of daily dosing with roluperidone 64 mg (for 7 days) and roluperidone with olanzapine 10 mg (for 10 additional days). Two subjects withdrew consent after enrollment, one patient was discontinued due to a major protocol deviation, and one was discontinued due to a treatment-unrelated serious adverse event. Roluperidone administered concomitantly with olanzapine was generally well tolerated and no unexpected safety signals were detected, with few treatment-emergent adverse events (TEAEs) reported, most of which were mild, and all resolved without sequelae. We observed no emergent clinically significant electrocardiogram or laboratory abnormalities during the trial. We observed no symptomatic worsening during the administration of roluperidone alone (7 days) or when administered in combination with olanzapine at 10 mg (10 days). The trial demonstrated that pharmacokinetic interactions between the two drugs were not relevant.

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

Roluperidone License Agreement with Tanabe Pharma Corporation (formerly Mitsubishi Tanabe Pharma Corporation)

We have entered into a license agreement with Tanabe Pharma Corporation (formerly Mitsubishi Tanabe Pharma Corporation) (“Tanabe Pharma”) dated as of August 30, 2007, as amended (“Roluperidone License Agreement”). Under the terms of the Roluperidone License Agreement, we acquired an exclusive license to the lead compound known as CYR-101 (subsequently renamed MIN-101 and roluperidone), and other compounds with a similar structure and intended purpose and other data included within the valid claims of certain patents licensed to us under the Roluperidone License Agreement. The license is for world-wide rights other than certain countries in Asia, including China, Japan, India and South Korea. We will pay Tanabe Pharma a tiered royalty for net sales of product by us or any of our affiliates or sublicensees containing the licensed compound at a range of percentages of the high single digits to the low teens depending on net sales of products under the Roluperidone License Agreement. We were also required to make certain milestone payments upon the achievement of certain development and commercial milestones, potentially up to $57.5 million for roluperidone and up to $59.5 million for additional products.

In January 2014 we renegotiated the structure of the license for roluperidone such that we are required to make milestone payments upon the achievement of one development milestone totaling $0.5 million and certain commercial milestones, which could total up to $47.5 million, in the aggregate, as well as the tiered royalty payments described above. In addition, in the event that we sell the rights to the license, Tanabe Pharma will be entitled to a percentage of milestone payments in the low teens and a percentage of royalties received by us in the low double digits. This license agreement expires upon the expiration of our obligation to pay royalties, upon which we will have a fully paid-up, non-exclusive, perpetual, irrevocable license. Our obligation to pay royalties continues, on a country-by-country basis, until the 12 year anniversary from the launch of the product in each country in our territory.

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

In December 2025, FDA determined that the direct-to-consumer TV advertisement (TV ad) for Cobenfy, a drug developed for schizophrenia by Karuna Therapeutics Inc., a BMS Co, is false or misleading. The information in the TV ad purports that treatment with Cobenfy improves both positive and negative symptoms of schizophrenia. FDA stated that the pivotal trials supporting the schizophrenia indication for Cobenfy were not designed to capture changes in positive or negative symptoms as distinct groups and therefore the TV ad misbrands Cobenfy and makes the distribution of the drug in violation of the Federal Food, Drug, and Cosmetic Act (FD&C Act).

Other products in clinical development, as a monotherapy or as an adjunctive treatment, whose targets include negative symptoms, (although not necessarily defined as a primary outcome of their clinical trials) are Reviva Pharmaceuticals Brilaroxazine, SyneuRx’s NaBen, Neurocrine direclidine and NBI-570, and a product being developed by Denovo Biopharma. In addition, a number of academic groups are conducting studies with existing compounds for the treatment of negative symptoms of schizophrenia.

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

Pharmaceutical Compositions

We own four granted U.S. patents, U.S. Patent Nos. 9,458,130, 9,730,920, 10,258,614 and 10,799,493, and patents in Australia, Brazil, Chile, Colombia, Eurasia, Europe, Israel, Mexico, New Zealand, Peru, South Africa, and Ukraine, as well as pending applications in the U.S., Australia, Canada, Israel, and South Africa that cover a novel formulation comprising roluperidone. This novel formulation provides improved therapeutic response and minimizes the potential for transient QTc increases – and thus safety issues – when compared to previous formulations. Because of this improved safety profile, it is this formulation of roluperidone that is being used in Phase 3 clinical trials, and it is this formulation that we expect will be the basis for approval in the US and EU. The granted U.S. patents, as well as any other U.S. or foreign patents that may grant from these applications, will expire no earlier than November 30, 2035. The U.S. patents are listable in the FDA’s Orange Book and would, we believe, bar generic competition during their terms. In addition to the patent terms referenced above, a patent term extension of up to 5 years may also be available.

We also own two granted U.S. Patents, U.S. Patent Nos. 11,464,744 and 12,048,768, and patents in Australia, Chile, Colombia, Israel, Mexico, Peru, Russian, South Africa and Ukraine, as well as pending applications in the U.S., Australia, Brazil, Canada, Europe, Israel, Mexico, New Zealand, Russia, Ukraine, and South Africa that cover gastro-resistant, controlled release dosage formulations of roluperidone. The terms of any future granted patents in this patent family would expire no earlier than June 21, 2038. U.S. patents in this family may be listable in the FDA’s Orange Book. In addition to the patent terms referenced above, a patent term extension of up to 5 years may also be available.

Methods of Use

We own U.S. Patent No. 9,732,059, and patents in Canada, Europe, and Russia, as well as pending applications in United States, Canada, and Europe, across two patent families that are directed to methods of use of roluperidone to treat negative and other symptoms of schizophrenia, sleep disorders, depression, and other sigma-2 disorders or conditions. U.S. Patent No. 9,732,059 covers the use of roluperidone to treat one or more negative symptoms of schizophrenia and will not expire until 2033, including 558 days of Patent Term Adjustment. This patent is listable in the FDA’s Orange Book and would, we believe, bar generic competition during its term. A patent term extension of up to 5 years may also be available. The foreign patents, as well as any future U.S. or foreign patents granting in these families, are scheduled to expire no earlier than July 20, 2031.

In addition, we own U.S. Patent No. 11,083,723, and patents in Chile, Mexico, and Russia, as well as pending applications in the U.S., Australia, Canada, Chile, Europe, Israel, Mexico, New Zealand, Russia, Ukraine, and South Africa directed to the use of roluperidone to treat negative symptoms, various disorders (including autism disorders, amblyopia, personality disorders, traumatic brain injury), as well as increasing neuroplasticity and promoting neuroprotection in subjects in need thereof. The U.S. Patent and any future U.S. or foreign patents granting from these applications would expire no earlier than August 21, 2039.

We also own patents in Europe, as well as pending applications in the U.S., Australia, Brazil, Canada, Chile, China, Eurasia, Europe, Israel, Japan, South Korea, Mexico, New Zealand, Ukraine, and South Africa directed to methods of preventing relapse in a schizophrenia patient comprising administering roluperidone to the patient. Any future U.S. or foreign patents granting from these applications would expire no earlier than February 13, 2043.

We also own an international (PCT) application directed to methods of treating lysosomal storage disorders or a symptom of a lysosomal storage disorder comprising administering roluperidone. Any patents granting from national phase applications that may be filed based upon this PCT application would expire no earlier than October 23, 2044.

Data and Market Exclusivity

In addition to patent protection, our product candidates may also be eligible for data and market exclusivity protection in the U.S., EU and certain other countries. If our product candidates are approved and this protection is available, no competitor may use the data in our application for regulatory approval of our product candidates to obtain regulatory approval of a generic product during the data exclusivity period; and no competitor may obtain regulatory approval of a generic product during the market exclusivity period.

For small molecules, such as roluperidone, the data and market exclusivity period in the U.S. is generally four and five years, respectively, measured from the FDA approval date. The data and market exclusivity periods in the U.S. may be extended by an additional 6 months of pediatric exclusivity if a qualifying pediatric study is performed. Similar data and market exclusivity opportunities are available in the EU; for more information, see the section titled “—Government Regulation and Product Approval—Data and Market Exclusivity in the EU” below.

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

Commercialization

Except for most of Asia, we have global commercialization rights for roluperidone. We believe that it will be possible for us to access European and, in the case of roluperidone, other priority markets including the United States, Asia, and Latin America, through a focused, specialized sales force where the population dynamics would prove efficient. We may enter into sales, distribution or other marketing arrangements with third parties for priority markets or limited to certain territories for any of our drug candidates that obtain regulatory approval.

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

Data and Market Exclusivity in the EU

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

Regulation in the United Kingdom

The Medicines and Healthcare products Regulatory Agency, or MHRA, is the UK’s standalone regulator for medicinal products and medical devices. The United Kingdom is no longer subject to EU regulations ((Northern Ireland continues to follow certain limited EU regulatory rules, including in relation to medical devices, but not in relation to medicinal products).

While the UK’s regulatory framework in relation to clinical trials was historically based on the Medicines for Human Use (Clinical Trials) Regulations 2004, which implemented the CTD, this has been significantly reformed by the Medicines for Human Use (Clinical Trials) (Amendment) Regulations 2024. The new legislation, which was adopted in April 2025, modernizes the United Kingdom’s approach to make it a more attractive location for research, and includes key features such as: (i) a risk-proportionate approach, including a notification scheme for lower-risk trials; (ii) a combined review process integrating ethics committee and regulatory approvals into a single, streamlined pathway; (iii) enhanced transparency requirements mandating registration of clinical trials in a public registry and publication of trial results within 12 months of trial completion (with scope for deferrals in certain circumstances); (iv) greater flexibility to support innovation in clinical trial design; and (v) measures to promote patient and public involvement. The amendments will become applicable on April 28, 2026 following a one-year transition period.

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

The MHRA has also introduced changes to national marketing authorization procedures. This includes introduction of procedures to prioritize access to new medicines that will benefit patients, including a 150-day assessment route, a rolling review procedure and the International Recognition Procedures which entered into application on January 1, 2024. Since January 1, 2024, the MHRA may rely on the International Recognition Procedure, or IRP, when reviewing certain types of marketing authorization applications. This procedure is available for applicants for marketing authorization who have already received an authorization for the same product from a reference regulator. These include the FDA, the EMA, and national competent authorities of individual EEA countries. A positive opinion from the EMA and CHMP, or a positive end of procedure outcome from the mutual recognition or decentralized procedures are considered to be authorizations for the purposes of the IRP. The IRP allows medicinal products approved by such trusted regulatory partners that meet certain criteria to undergo a fast-tracked MHRA review to obtain and/or update a MA in the United Kingdom. Applications should be decided within a maximum of 60 days if: (i) there are no major objections identified that cannot be resolved within such 60 day period and (ii) the approval from the trusted regulatory partner selected has been granted within the previous 2 years. Where major objections are identified or such approval has not been granted within the previous 2 years, the decision timeline extends to 110 days. Applicants can submit initial MAAs to the IRP but the procedure can also be used throughout the lifecycle of a product for post-authorization procedures including line extensions, variations and renewals.

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

The federal Physician Payments Sunshine Act and its implementing regulations requires manufacturers of drugs, devices, biologicals and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the Centers for Medicare & Medicaid Services (“CMS”) information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain other healthcare professionals (such as physician assistants and nurse practitioners) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members.

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

Additionally, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. presidential executive orders, congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. For example, the U.S. Department of Health and Human Services (“HHS”) imposes rebates on many Medicare Part B and Medicare Part D products to penalize price increases that outpace inflation on an annual basis. In addition, HHS has been empowered to negotiate the price of certain single-source drugs that have been on the market for at least seven (7) years covered under Medicare as part of the Medicare Drug Price Negotiation Program. Each year up to twenty (20) products will be selected by HHS for the Medicare Drug Price Negotiation Program. Products subject to the Medicare Drug Price Negotiation Program are expected to experience a significant reduction in reimbursement from the Medicare program on a per unit basis. At the state level, legislatures are passing increasing amounts of legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In the EU, pricing and reimbursement schemes vary widely from country to country. Some countries provide that products may be marketed only after a reimbursement price has been agreed. Other EU Member States may approve a specific price for a product, or they may instead adopt a system of direct or indirect controls on the profitability of the company placing the product on the market. Other EU Member States allow companies to fix their own prices for products but monitor and control prescription volumes and issue guidance to physicians to limit prescriptions.

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

In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives, including the ACA, which substantially changed healthcare financing and delivery by both governmental and private insurers, and significantly impacted the pharmaceutical industry. There have been executive, judicial and congressional challenges and amendments to the ACA, as well as to repeal or replace certain aspects of the ACA. For example, on July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law, which narrowed access to ACA marketplace exchange enrollment and declined to extend the ACA enhanced advanced premium tax credits that expired at the end of 2025, which, among other provisions in the law, are anticipated to reduce the number of Americans with health insurance. The OBBBA also is expected to reduce Medicaid spending and enrollment by implementing work requirements for some beneficiaries, capping state-directed payments, reducing federal funding, and limiting provider taxes used to fund the program. Congress is considering proposed legislation intended to further reduce healthcare costs with alternatives to replace the expired ACA subsidies. It is unclear how any such challenges and additional healthcare reform measures of the current administration will impact the ACA and our business.

The current administration is pursuing policies to reduce regulations and expenditures across government agencies including at HHS, the FDA, CMS and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. For example, the current administration has announced agreements with pharmaceutical companies that require the drug manufacturers to offer, through a direct-to-consumer platform, U.S. patients and Medicaid programs prescription drug Most-Favored Nation pricing equal to or lower than those paid in other developed nations, with additional mandates for direct-to-patient discounts and repatriation of foreign revenues. Other recent actions, for example, include (1) directing agencies to reduce agency workforce and cut programs; (2) directing HHS and other agencies to lower prescription drug costs through a variety of initiatives, including by improving upon the Medicare Drug Price Negotiation Program and establishing Most-Favored-Nation pricing for pharmaceutical products; (3) imposing tariffs on imported pharmaceutical products; and (4) as part of the Make America Healthy Again Commission’s Strategy Report released in September 2025, working across government agencies to increase enforcement on direct-to-consumer pharmaceutical advertising. Additionally, the current administration recently called on Congress to enact “The Great Healthcare Plan,” to codify and expand Most-Favored Nation pricing, lower government subsidies to private insurance companies, increase healthcare price transparency, expand pharmaceutical drugs available for over-the-counter purchase, and enact restrictions on pharmacy benefit manager payment methodologies, among other things. These actions and policies may significantly reduce U.S. drug prices, potentially impacting manufacturers’ global pricing strategies and profitability, while increasing their operational costs and compliance risks. In June 2024, in Loper Bright Enterprises v. Raimondo, the U.S. Supreme Court greatly reduced judicial deference to regulatory agencies, which could increase successful legal challenges to federal regulations affecting our operations. Congress may introduce and ultimately pass health care related legislation that could impact the drug approval process and make changes to the Medicare Drug Price Negotiation Program.

In December 2021, Regulation No 2021/2282 on Health Technology Assessment (“HTA”) amending Directive 2011/24/EU, was adopted in the EU. This Regulation, which entered into force in January 2022 and has applied since January 2025, through a phased implementation. The Regulation initially applies to new active substances for oncology and ATMPs. It will be expanded to orphan medicinal products in January 2028, and to all centrally authorized medicinal products as of 2030. Select high-risk medical devices also came into scope in 2026. The Regulation is intended to boost cooperation among EU Member States in assessing health technologies, including new medicinal products, and establishes the framework for EU level joint clinical assessments, joint scientific consultations, and the early identification of emerging health technologies.

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

Employees and Human Capital Resources

Employees

As of December 31, 2025, we had 7 full-time employees. In addition, we are or have engaged with a number of consultants and companies, including Pharma Partnering in Research & Strategy SAS (“PPRS”), that provide expertise in the key functions involved with the development of our products. None of our employees is subject to a collective bargaining agreement and we consider our relationship with our employees to be good.

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

Corporate Information

Minerva Neurosciences, Inc. was formed in November 2013 from the merger of Cyrenaic Pharmaceuticals, Inc. and Sonkei Pharmaceuticals, Inc. These two predecessor companies had exclusively licensed roluperidone and another compound from Tanabe Pharma. In February 2014, we acquired Mind-NRG Sarl. Our principal executive offices are located at 1500 District Avenue, Burlington, Massachusetts 01803, and our telephone number is (617) 600-7373. Our website address is www.minervaneurosciences.com. Information contained on, or that can be accessed through, our website is not incorporated by reference into this Annual Report on Form 10-K, and you should not consider information on our website to be part hereof. Our common stock is listed on the Nasdaq Capital Market under the symbol “NERV.”

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

You should carefully consider the risks described below as well as the other information in this Annual Report on Form 10-K, including our consolidated financial statements and the notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The occurrence of any of the events or developments described below could adversely affect our business, results of operations, financial condition, reputation, and prospects. In such an event, the market price of our common stock could decline, and you may lose all or part of your investment.

Risks Related to Our Financial Position and Capital Requirements

We have incurred significant losses since our inception. We expect to continue to incur losses over the next several years and may never achieve or maintain profitability.

We are a clinical development-stage biopharmaceutical company. In November 2013, we merged with Sonkei Pharmaceuticals, Inc. (“Sonkei”), and, in February 2014, we acquired Mind-NRG Sarl (“Mind-NRG”), which were also clinical development-stage biopharmaceutical companies. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval or become commercially viable. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we may never generate product revenue or achieve profitability. Our net loss was $293.4 million and our net income was $1.4 million for the fiscal years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, we had an accumulated deficit of approximately $688.8 million.

Our lead product candidate, roluperidone, is in development for the treatment of negative symptoms in patients diagnosed with schizophrenia. In August 2022, we submitted a New Drug Application (“NDA”) with the U.S. Food and Drug Administration (“FDA”) for roluperidone for the treatment of negative symptoms in schizophrenia. On February 26, 2024, the FDA issued a Complete Response Letter (the “CRL”) to our NDA for roluperidone. Subsequent to the CRL, we have had multiple interactions with the FDA to confirm the design of an additional Phase 3 confirmatory clinical trial to address the deficiencies cited in the CRL and resubmit the NDA. See the section titled “Item 1. Business—Our Clinical-Stage Programs” for more information. While we are advancing plans for an additional confirmatory Phase 3 clinical trial for roluperidone for the treatment of negative symptoms in schizophrenia, which we refer to as the C19 trial, in consultation with the FDA and expect to fund such trial and our resubmission of the NDA in part with net proceeds from our October 2025 private placement, there can be no assurances that we will successfully resubmit the NDA and obtain approval for roluperidone in a timely manner, on favorable terms, or at all. As a result, the regulatory approval process for roluperidone in the United States is highly uncertain. If we do not obtain approval of roluperidone in the United States, or if the approval is delayed, it would have a material adverse impact on our business. Even if we are able to obtain approval, the expense and time to do so could adversely impact our ability to successfully commercialize roluperidone or conduct our other business operations and our financial condition could be materially harmed.

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

Our operations and the historic operations of Sonkei and Mind-NRG have consumed substantial amounts of cash since inception. As of December 31, 2025, we had cash, cash equivalents, and restricted cash of $82.4 million. We believe that this amount will be sufficient to meet our operating commitments for at least twelve months from the date that our financial statements are issued.

The process of drug development can be costly, and the timing and outcomes of clinical trials are uncertain, including the C19 trial required by the FDA for roluperidone. The assumptions upon which we have based our estimates are routinely evaluated and may be subject to change. The actual amount of our expenditures will vary depending upon a number of factors, including, but not limited to, the design, timing and duration of future clinical trials, the progress of our research and development programs, the infrastructure to support a commercial enterprise, the cost of a commercial product launch, and the level of financial resources available.

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

Our ability to use net operating losses (“NOL”) carryforwards may be limited.

Under U.S. tax law, federal NOL carryforwards generated in taxable years beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such NOL carryforwards is limited to 80% of taxable income. Many states have similar laws. As of December 31, 2025, we had approximately $188.2 million of federal net operating losses that will begin to expire in 2036, if not utilized. Of the total federal net operating loss, approximately $166.8 million has an unlimited carryforward and therefore will not expire. As of December 31, 2025, we had approximately $7.7 million of New Jersey and approximately $180.4 million of Massachusetts operating losses that will begin to expire in 2029 and 2037, respectively, if not utilized. Accordingly, certain of our federal and state NOL carryforwards could expire unused and be unavailable to offset future income tax liabilities.

In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), federal NOL carryforwards may become subject to an annual limitation in the event of an ownership change (generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period). We may be subject to an annual limitations on the amount of NOL carryforwards that can be utilized in each year. It is also possible that some or all of our NOL carryforwards could be limited by the provisions of Section 382 of the Code as a result of future changes in ownership, including as a result of subsequent sales of securities by us or our stockholders. Further, state NOL carryforwards may be similarly limited. Any such disallowances may result in greater tax liabilities than we would incur in the absence of such a limitation and any increased liabilities could adversely affect our business, results of operations, financial condition and cash flow.

Changes in tax laws or tax rulings could materially affect our financial position, results of operations, and cash flows.

The tax regimes we are subject to or operate under, including income and non-income taxes, are unsettled and may be subject to significant change. Changes in tax laws, regulations, or rulings, or changes in interpretations of existing laws and regulations, could materially affect our financial position and results of operations. For example, the Tax Cuts and Jobs Act, the Coronavirus Aid, Relief, and Economic Security Act, the Inflation Reduction Act, or the IRA, and the One Big Beautiful Bill Act made many significant changes to U.S. tax laws, including the imposition by the IRA of, among other rules, a 15% minimum tax on the book income of certain large corporations and a 1% excise tax on certain corporate stock repurchases. Further, existing tax laws, statutes, rules, regulations, or ordinances could be interpreted differently, changed, repealed, or modified at any time. Any such enactment, interpretation, change, repeal, or modification could adversely affect us, possibly with retroactive effect. In particular, changes in corporate tax rates, the realization of net deferred tax assets, the taxation of foreign earnings, and the deductibility of expenses could have a material impact on the value of our deferred tax assets, result in significant one-time charges, and increase our future tax expenses. In addition, our tax position could be adversely impacted by changes in tax laws applicable to corporate multinationals which have been proposed, and, in some cases, enacted by various countries, and by other international tax developments including the implementation of the base erosion and profit shifting project led by the Organization for Economic Cooperation and Development and certain tax initiatives proposed by the European Commission. These changes and developments include changes to the existing framework in respect of income taxes, as well as the imposition of new types of non-income taxes (such as taxes based on a percentage of revenue) which could apply to our business. These types of changes to the taxation of our activities could increase our worldwide effective tax rate, increase the amount of taxes imposed on our business and our compliance costs, and harm our financial position. Such changes may also apply retroactively to our historical operations and result in taxes greater than the amounts estimated and recorded in our financial statements.

Risks Related to Our Business and Industry

Our business is highly dependent on the success of roluperidone, as well as any other potential future product candidates. If we are unable to successfully complete clinical development of, obtain regulatory approval for, or commercialize, roluperidone or any other potential future product candidates, or if we experience delays in doing so, our business will be materially harmed.

Our future success and ability to generate revenue from roluperidone or any potential future product candidates, which we do not expect will occur for several years, if ever, is dependent on our ability to successfully develop, obtain regulatory approval for and commercialize one or more product candidates. Subject to ongoing feedback from the FDA, we expect to initiate our C19 trial in the second quarter of 2026. We currently expect topline efficacy results in the second half of 2027 and relapse assessment data in the second half of 2028. If roluperidone encounters undesirable safety signals, insufficient efficacy results, development delays, regulatory issues or other problems, our development plans and business would be significantly harmed. See also the risk factor captioned “We have incurred significant losses since our inception. We expect to continue to incur losses over the next several years and may never achieve or maintain profitability.”

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

If, following submission, our application is not accepted for substantive review or approved, the EMA, FDA or other comparable foreign regulatory authorities may require that we conduct additional clinical or pre-clinical trials, provide additional data, manufacture additional validation batches or develop additional analytical tests methods before they will reconsider our application. On October 14, 2022, we received a refusal-to-file communication from the FDA for our NDA submission for roluperidone, our lead product candidate, which decision was confirmed by the FDA in a subsequent Type A meeting. On April 27, 2023, the FDA filed our NDA for roluperidone following our request for formal dispute resolution and appeal of the refusal-to-file letter. On May 8, 2023, we received confirmation from the FDA that our NDA for roluperidone had been assigned a standard review classification and a PDUFA goal date of February 26, 2024. The FDA also advised that it identified potential review issues that had been previously cited in the RTF decision letter, which included those discussed at the Type C meeting in March 2022. See the section titled “Item 1. Business— Our Clinical-Stage Programs—Clinical and Regulatory Updates—Type C Meeting” for more information. On February 26, 2024, the FDA issued a CRL to our NDA for roluperidone. See the section titled “Item 1. Business—Our Clinical-Stage Programs—Clinical and Regulatory Updates—Complete Response Letter” for more information. See also the risk factor above titled “We have incurred significant losses since our inception. We expect to continue to incur losses over the next several years and may never achieve or maintain profitability.” As a result of the CRL, we need to conduct an additional Phase 3 trail, which will impose increased costs and delays in the regulatory approval process. Our C19 Phase 3 confirmatory trial may not be successful, may be significantly delayed, and may not result in marketing authorization for roluperidone in any jurisdiction. In addition, the EMA, FDA or other comparable foreign regulatory authorities may not consider any additional required trials, data or information that we perform or provide to be sufficient, or we may decide, or be required, to abandon the program.

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

The results of pre-clinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials. Interpretation of results from early, usually smaller, trials that suggest positive trends in some subjects require caution. Results from later stages of clinical trials enrolling more subjects may fail to show the desired safety and efficacy results or otherwise fail to be consistent with the results of earlier trials of the same product candidate. For example, our Phase 3 trial (C07) of roluperidone for the treatment of negative symptoms of schizophrenia failed to meet its primary endpoint despite our Phase 2b trial (C03) of the same design achieving statistical significance on the same endpoint. Inconsistencies such as this may occur for a variety of reasons, including differences in trial design, trial endpoints (or lack of trial endpoints in exploratory studies), subject population, number of subjects, subject selection criteria, trial duration, drug dosage and formulation or due to the lack of statistical power in the earlier trials. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in advanced clinical trials due to lack of efficacy or unacceptable safety profiles, notwithstanding positive results in earlier trials.

The results of clinical trials conducted at sites outside the United States may not be accepted by the FDA and the results of clinical trials conducted at sites in the United States may not be accepted by comparable foreign regulatory authorities.

We have in the past and intend to conduct our future clinical trials at sites outside the United States. Although the FDA may accept data from clinical trials conducted outside the United States, acceptance of this data would be subject to certain conditions imposed by the FDA. For example, the study population must adequately represent the applicable United States population, and the data must be applicable to the American population and medical practice in ways that the FDA deems clinically meaningful. In addition, while clinical trials conducted outside of the United States are subject to the applicable local laws, FDA acceptance of the data from such trials will be dependent upon its determination that the trials were conducted consistent with all applicable United States laws and regulations. There can be no assurance the FDA will accept data from trials conducted outside of the United States as adequate support of an application for regulatory approval. For our Confirmatory Phase 3 trial, we agreed with the FDA that best efforts will be made to secure 25-30% of patients from the U.S., subject to competitive recruitment. If we are unable to enroll 25-30% of our C19 patients from the U.S. or if the FDA does not accept the data from international clinical trial sites, it would likely result in the need for additional trials , which would be costly and time-consuming and could delay or permanently halt the development of roluperidone. Similar requirements and consequences apply outside the United States in relation to acceptance by for foreign regulatory authorities of data from clinical trials conducted outside their territory.

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

We rely on CROs and clinical trial sites to ensure the proper and timely conduct of our clinical trials in Europe and in the United States and, while we have agreements governing their committed activities, we have limited influence over their actual performance. We may also experience difficulties enrolling subjects for our clinical trials relating to roluperidone due to the mental health of the subjects that we will need to enroll, related diagnoses and drop-out rates.

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

Our product candidates and the activities associated with their development and commercialization in the United States, including, but not limited to, their advertising and promotion, will further be heavily scrutinized by the FDA, the United States Department of Justice, the United States Department of Health and Human Services’ (“HHS’s”) Office of Inspector General, state attorneys general, members of Congress and the public. Violations of applicable law, including advertising, marketing and promotion of our products for unapproved (or off-label) uses, are subject to enforcement letters, inquiries and investigations, and civil, criminal and/or administrative sanctions by regulatory authorities. Additionally, comparable foreign regulatory authorities will heavily scrutinize advertising and promotion of any product candidate that obtains approval outside of the United States. In the EU, the advertising and promotion of medicinal products are subject to both EU and EU Member States’ laws governing promotion of medicinal products, interactions with physicians and other healthcare professionals, misleading and comparative advertising and unfair commercial practices. Although general requirements for advertising and promotion of medicinal products are established under EU legislation, the details are governed by regulations in individual EU Member States and can differ from one country to another. For example, applicable laws require that promotional materials and advertising in relation to medicinal products comply with the product’s Summary of Product Characteristics, or SmPC, as approved by the competent authorities in connection with a marketing authorization. Promotional activity that does not comply with the SmPC is considered off-label and is prohibited in the EU. Direct-to-consumer advertising of prescription medicinal products is also prohibited in the EU. Enforcement of advertising and promotional requirements relating to medicinal products in the EU is carried out at the national level by the national competent authorities of EU Member States. Furthermore, national or industry codes of conduct or practice, such as the Association of the British Pharmaceutical Industry (the United Kingdom innovative pharmaceutical industry trade association) code of practice, may established additional, stricter requirements than applicable legislative requirements.

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

In addition, on December 11, 2025, the European Commission, the Parliament and the European Council reached a political agreement on a comprehensive overhaul of EU pharmaceutical legislation (the “Pharma Package”). The reform has been under negotiation since the European Commission submitted its proposal in April 2023. This package - comprised of a new directive and regulation to replace existing legislation – aims to modernize the EU framework. The political agreement is still subject to formal approval by the European Parliament and Council. If approved in the form proposed, the Pharma Package will, among other changes, reduce the baseline market protection period by one year, with limited opportunities for extensions; reshape the incentives regime for orphan medicinal products; and expand the Bolar exemption. A decrease in market exclusivity opportunities for our product candidates in the EU, combined with the expanded Bolar exemption, could open them to generic or biosimilar competition earlier than under the current regime, potentially impacting reimbursement status and the commercial prospects of our product candidates. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies governing clinical trials, our development plans may be impacted.

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

We currently have no marketing or sales organization for the marketing, sales and distribution of pharmaceutical products. In order to commercialize any product candidates, we must build our marketing, sales, distribution, managerial and other non-technical capabilities or make arrangements with third parties to perform these services. We may not be successful in doing so on commercially reasonable terms or at all.

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

Additionally, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. For example, HHS imposes rebates on many Medicare Part B and Medicare Part D products to penalize price increases that outpace inflation on an annual basis. In addition, HHS has been empowered to negotiate the price of certain single-source drugs that have been on the market for at least seven (7) years covered under Medicare as part of the Medicare Drug Price Negotiation Program. Each year up to twenty (20) products will be selected by HHS for the Medicare Drug Price Negotiation Program. Products subject to the Medicare Drug Price Negotiation Program are expected to experience a significant reduction in reimbursement from the Medicare program on a per unit basis. If coverage and adequate reimbursement are not available, or are available only to limited levels, we may not be able to successfully commercialize our current and any future product candidates that we develop, which could have an adverse effect on our operating results and our overall financial condition. At the state level, legislatures are passing increasing amounts of legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

For example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, “ACA”) broadened access to health insurance, reduced or constrained the growth of healthcare spending, enhanced remedies against healthcare fraud and abuse, add imposed new transparency requirements for healthcare and health insurance industries, imposed new taxes and fees on pharmaceutical manufacturers and imposed additional health policy reforms. Since the ACA’s enactment, there have been executive, judicial and Congressional challenges and amendments to certain aspects of the ACA. For example, on July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law, which narrowed access to ACA marketplace exchange enrollment and declined to extend the ACA enhanced advanced premium tax credits that expired at the end of 2025, which, among other provisions in the law, are anticipated to reduce the number of Americans with health insurance. The OBBBA also is expected to reduce Medicaid spending and enrollment by implementing work requirements for some beneficiaries, capping state-directed payments, reducing federal funding, and limiting provider taxes used to fund the program. Congress is considering proposed legislation intended to further reduce healthcare costs with alternatives to replace the expired ACA subsidies. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is unclear how any such challenges and additional healthcare reform measures of the current administration will impact the ACA and our business.

The current administration is pursuing policies to reduce regulations and expenditures across government agencies including at HHS, the FDA, the Centers for Medicare & Medicaid Services (“CMS”) and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. For example, the current administration has announced agreements with pharmaceutical companies that require the drug manufacturers to offer, through a direct-to-consumer platform, U.S. patients and Medicaid programs prescription drug Most-Favored Nation pricing equal to or lower than those paid in other developed nations, with additional mandates for direct-to-patient discounts and repatriation of foreign revenues. Other recent actions, for example, include (1) directing agencies to reduce agency workforce and cut programs; (2) directing HHS and other agencies to lower prescription drug costs through a variety of initiatives, including by improving upon the Medicare Drug Price Negotiation Program and establishing Most-Favored-Nation pricing for pharmaceutical products; (3) imposing tariffs on imported pharmaceutical products; and (4) as part of the Make America Healthy Again Commission’s Strategy Report released in September 2025, working across government agencies to increase enforcement on direct-to-consumer pharmaceutical advertising. Additionally, the current administration recently called on Congress to enact “The Great Healthcare Plan,” to codify and expand Most-Favored Nation pricing, lower government subsidies to private insurance companies, increase healthcare price transparency, expand pharmaceutical drugs available for over-the-counter purchase, and enact restrictions on pharmacy benefit manager payment methodologies, among other things. These actions and policies may significantly reduce U.S. drug prices, potentially impacting manufacturers’ global pricing strategies and profitability, while increasing their operational costs and compliance risks. In June 2024, in Loper Bright Enterprises v. Raimondo, the U.S. Supreme Court greatly reduced judicial deference to regulatory agencies, which could increase successful legal challenges to federal regulations affecting our operations. Congress may introduce and ultimately pass health care related legislation that could impact the drug approval process and make changes to the Medicare Drug Price Negotiation Program.

Further, Congress is considering additional health reform measures. We expect that federal and state healthcare reform measures that may be adopted in the future may result in more rigorous coverage criteria and lower reimbursement, and in additional downward pressure on the price that may be charged for any of our product candidates, if approved.

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

There likely will continue to be healthcare reform measures, including legislative and regulatory proposals at the foreign, federal and state levels directed at broadening the availability of healthcare and containing or lowering the cost of healthcare. Such reforms could have an adverse effect on anticipated revenues from product candidates that we may successfully develop and for which we may obtain regulatory approval and may affect our overall financial condition and ability to develop product candidates.

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

As of December 31, 2025, we had 7 full-time employees. As our development and commercialization plans and strategies develop, we expect to need additional managerial, operational, sales, marketing, financial and other resources. Future growth would impose significant added responsibilities on members of management, including:

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

We have hired personnel and continue to develop our disclosure control procedures; however, if we are unsuccessful in building an appropriate infrastructure, or unable to develop procedures and controls to ensure timely and accurate reporting, we may be unable to meet our disclosure requirements under the Exchange Act, which could adversely affect the market price of our common stock and impair our access to the capital markets.

Our employees, independent contractors, principal investigators, CROs, consultants, commercial partners and vendors may engage in misconduct or other improper activities, including non-compliance with regulatory standards and requirements.

We are exposed to the risk of employee fraud or other misconduct. Misconduct by employees and independent contractors, such as principal investigators, CROs, manufacturers, consultants, commercial partners and vendors, could include failures to comply with regulations of the FDA or comparable foreign regulatory authorities, to provide accurate information to the FDA or comparable foreign regulatory authorities to comply with manufacturing standards we have established, to comply with US federal and state healthcare fraud and abuse laws and comparable foreign regulatory requirements, to report financial information or data accurately or to disclose unauthorized activities to us. For example, in our Phase 3 trial of roluperidone (C07) for the treatment of negative symptoms of schizophrenia, one clinical site that recruited 17 patients reported implausible behavioral (schizophrenia symptoms) and physiological (blood pressure) data. As a result, these 17 patients were excluded and made part of an mITT analysis set. Sales, marketing and other business arrangements in the healthcare industry are subject to extensive laws intended to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws may restrict or prohibit a wide range of business activities, including, but not limited to certain activities related to research, manufacturing, distribution, pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Employee and independent contractor misconduct could also involve the improper use of individually identifiable information, including, without limitation, information obtained in the course of clinical trials, which could result in sanctions, monetary penalties, and serious harm to our reputation. In addition, federal procurement laws impose substantial penalties for misconduct in connection with government contracts and require certain contractors to maintain a code of business ethics and conduct.

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

Additionally, the U.S. Department of Justice issued a rule entitled the Preventing Access to U.S. Sensitive Personal Data and Government-Related Data by Countries of Concern or Covered Persons, which places additional restriction on certain data transactions involving countries of concern (e.g., China, Russia, Iran) and covered persons (i.e., individuals and entities who are designated as such by the U.S. Attorney General or considered “foreign persons” and are majority owned by, organized under the laws of, a primary resident in, or a contractor of, a covered person or country of concern, as applicable) that may impact certain business activities such as vendor engagements, sale or sharing of data, employment of certain individuals, and investor agreements. Violations of the rule could lead to significant civil and criminal fines and penalties. The rule applies regardless of whether data is anonymized, key-coded, pseudonymized, de-identified or encrypted, which presents particular challenges for companies like ours and may impact our ability to engage in certain transactions or agreements with certain third parties in the future.

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

Obligations related to data privacy and security (and individuals’ data privacy expectations) are quickly changing, becoming increasingly stringent, and creating uncertainty. Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or conflict among jurisdictions. Preparing for and complying with these obligations requires us to devote significant resources. These obligations may, and certain cases have, necessitate changes to our information technologies, systems, and data processing practices and to those of any third parties that process personal data on our behalf.

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

While we have implemented security measures designed to protect against security incidents, there can be no assurance that these measures, or those of the third parties with whom we work, will be effective. We take steps designed to detect, mitigate, and remediate vulnerabilities in our information systems (such as our hardware and/or software, including that of third parties with whom we work), but we may not be able to detect and remediate all such vulnerabilities including on a timely basis. Further, we may experience delays in developing and deploying remedial measures and patches designed to address identified vulnerabilities. Vulnerabilities could be exploited and result in a security incident. Also, threat actors may use an initial compromise of one part of our environment to gain access to other parts of our environment or leverage a compromise of our networks or systems to gain access to the networks or systems of third parties with whom we work, such as through phishing or supply chain attacks.

Any of the previously identified or similar threats could cause a security incident or other interruption that could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to our sensitive information or our information technology systems, or those of the third parties with whom we work. A security incident or other interruption could disrupt (and has in the past disrupted) our ability (and that of third parties with whom we work) to provide our services or conduct our operations. We expend significant resources and may have to modify our business activities (including our clinical trial activities) to try to protect against security incidents. Certain data privacy and security obligations require us to implement and maintain specific security measures, industry-standard or reasonable security measures to protect our information technology systems and sensitive information.

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

Our contracts may not contain relevant limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our data privacy and security obligations. We cannot be sure that our insurance coverage will be adequate or sufficient to protect us from or to mitigate liabilities arising out of our privacy and security practices, that such coverage will continue to be available on commercially reasonable terms or at all, or that such coverage will pay future claims.

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

We depend on our collaboration with Tanabe Pharma Corporation (formerly Mitsubishi Tanabe Pharma Corporation) (“Tanabe Pharma”) , and could be seriously harmed if our license agreement with Tanabe Pharma was terminated.

We exclusively license roluperidone, our lead product candidate, from Tanabe Pharma, with the rights to develop, sell and import roluperidone globally, excluding most of Asia. If our license agreement with Tanabe Pharma was terminated, it could have a material impact on our operations.

Substantial potential future milestone payments from Royalty Pharma depend on the development and commercialization of seltorexant. We may be obligated to make payments to Royalty Pharma even if Janssen breaches its obligations to pay us.

On January 19, 2021, we entered into an agreement with Royalty Pharma under which Royalty Pharma acquired our royalty interest in seltorexant for an upfront payment of $60 million and up to $95 million in future milestone payments that are contingent upon the achievement of certain clinical, regulatory and commercial milestones for seltorexant by Janssen Pharmaceutica NV, one of the Janssen Pharmaceutical Companies of Johnson & Johnson (“Janssen”), or any other party in the event that Janssen sells seltorexant. For more information regarding this arrangement, see the sections titled “Item 1. Business—Overview” and “Item 1. Business—Our Clinical-Stage Programs—Seltorexant” in this Annual Report on Form 10-K.

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

There is no public market for our Series A Preferred Stock.

There is no established public trading market for our Series A Preferred Stock, and we do not expect a market to develop. In addition, we do not intend to apply for listing of the Series A Preferred Stock on any national securities exchange or other nationally recognized trading system. Without an active market, the liquidity of the Series A Preferred Stock will be limited.

Stockholders will be diluted by any conversions of outstanding Series A Preferred Stock and exercises of outstanding warrants.

As of December 31, 2025, there were (i) 1,559,008 shares of common stock issuable upon conversion of outstanding Series A Preferred Stock for no additional consideration, (ii) 37,840,000 shares of common stock issuable upon exercise of outstanding tranche A warrants to purchase Series A Preferred Stock and (iii) 18,920,000 shares of common stock issuable upon exercise of outstanding tranche B warrants to purchase Series A Preferred Stock. The outstanding Series A Preferred Stock is convertible any time at the option of the holder thereof subject to beneficial ownership limitations. The tranche A warrants became exercisable immediately upon issuance. The exercise of such warrants and conversion of the Series A Preferred Stock for shares of our common stock will result in further dilution of our stockholders’ investment and could negatively affect the market price of our common stock. In addition, stockholders may experience further dilution if we issue common stock, or securities convertible into common stock, in the future. As a result of this dilution, stockholders may receive significantly less than the full purchase price paid for the shares in the event of liquidation.

Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

To our knowledge, our executive officers, directors, holders of 5% or more of our outstanding common stock and their respective affiliates beneficially owned approximately 55.9% of our outstanding common stock as of December 31, 2025. Accordingly, if our executive officers, directors and stockholders who owned more than 5% of our outstanding common stock acted together, they may be able to significantly influence the outcome of any corporate transaction or other matter submitted to the stockholders for approval, including mergers, consolidations, and the sale of all or substantially all of our assets and other significant corporate actions. Unless full participation of all stockholders takes place in such stockholder meetings, the larger stockholders may be able to approve such matters itself. This concentration of ownership may (i) delay or deter a change of control of our Company; (ii) deprive stockholders of an opportunity to receive a premium for their common stock as part of a sale of our Company; and (iii) affect the market price and liquidity of our common stock. The interests of our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates may not always coincide with the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders. The effect of these rights and these principal stockholders’ influence may impact the price that investors are willing to pay for our securities. If these principal stockholders sell a substantial number of shares of our common stock in the public market, the market price of our common stock could be adversely impacted. The perception among the public that these sales will occur could also contribute to a decline in the market price of our common stock.

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

In addition, in the future, we may issue shares of common stock, or other equity or debt securities convertible into common stock, in connection with a financing, acquisition, employee arrangement or otherwise. Any such issuance, including pursuant to any at-the-market agreements, could result in substantial dilution to our existing stockholders and could cause the price of our common stock to decline.

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

Pursuant to our Amended and Restated 2013 Equity Incentive Plan, our management is authorized to grant stock options and other equity-based awards of up to 14,578,917 shares to our employees, directors and consultants. To the extent that new awards are granted and exercised or settled, or we issue additional shares of common stock in the future, our stockholders may experience additional dilution, which could cause our stock price to fall.

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

Our common stock is currently listed on The Nasdaq Capital Market under the symbol “NERV.” The listing standards of The Nasdaq Capital Market provide that a company, in order to qualify for continued listing, must maintain a minimum stock price of $1.00 and satisfy standards relative to minimum stockholders’ equity, minimum market value of publicly held shares and various additional requirements. As previously disclosed, we are subject to a discretionary panel monitor by Nasdaq for a period of one year ending on March 17, 2026.

There can be no assurance that we will maintain compliance with the requirements for listing our common stock on Nasdaq. If we are unable to satisfy the Nasdaq criteria for continued listing, our common stock would be subject to delisting. A delisting of our common stock could negatively impact us by, among other things, (i) reducing the liquidity and market price of our common stock; (ii) reducing the number of investors willing to hold or acquire our common stock, which could negatively impact our ability to raise equity financing; (iii) decreasing the amount of news and analyst coverage of us; (iv) limiting our ability to issue additional securities or obtain additional financing in the future; (v) limiting our ability to use a registration statement to offer and sell freely tradable securities, thereby preventing us from accessing the public capital markets; and (vi) impairing our ability to provide equity incentives to our employees. In addition, delisting from Nasdaq may negatively impact our reputation and, consequently, our business.

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
a security operations center (SOC);
•
encryption of certain data;
•
network security controls;
•
access controls;
•
asset management, tracking and disposal;
•
systems monitoring;
•
cybersecurity awareness training;
•
penetration testing;
•
cybersecurity insurance; and
•
outsourced cybersecurity staff.

Our assessment and management of material risks from cybersecurity threats are integrated into the Company’s overall risk management processes. For example, the Company’s information security function works with management, including our Chief Operating Officer (“COO”) to prioritize our risk management processes and mitigate cybersecurity threats that are more likely to lead to a material impact to our business.

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

The COO is responsible for managing our information security function and overseeing our third-party information technology service providers. The COO is also responsible for helping to integrate cybersecurity risk considerations into the Company’s overall risk management strategy, communicating key priorities to relevant personnel, and approving budgets. Our outsourced Chief Information Security Officer who has over 20 years in executive-level IT and cybersecurity roles, is responsible for developing and implementing our technology environment and cybersecurity framework, helping the Company prepare for cybersecurity incidents, approving and implementing certain cybersecurity processes, and reviewing security assessments and other security-related reports.

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

ITEM 2. Properties

Our principal executive offices are located at 1500 District Avenue, Burlington, MA 01803. We lease this facility, which consists of approximately 88 square feet of office space. The lease is on a month-to-month basis, with the renewed agreement commencing on February 1, 2026. We believe that our existing facility is sufficient for our current needs for the foreseeable future.

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

Holders of Record

As of the close of business on March 6, 2026, there were approximately 51 holders of record of our common stock, including Cede & Co., a nominee for The Depository Trust Company (“DTC”), which holds shares of our common stock on behalf of an indeterminate number of beneficial owners. All of the shares of common stock held by brokerage firms, banks and other financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC, and are considered to be held of record by Cede & Co. as one stockholder. Because many of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

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

Overview

We are a clinical-stage biopharmaceutical company focused on the development and commercialization of certain proprietary product candidates to treat patients suffering from central nervous system (“CNS”) diseases.

Our lead product candidate, roluperidone, is in development for the treatment of negative symptoms in patients diagnosed with schizophrenia. In August 2022, we submitted a New Drug Application (“NDA”) with the U.S. Food and Drug Administration (“FDA”) for roluperidone for the treatment of negative symptoms in schizophrenia. On February 26, 2024, the FDA issued a Complete Response Letter (“CRL”) regarding our NDA for roluperidone. Subsequent to the CRL, we have had multiple interactions with the FDA to confirm the design of an additional Phase 3 confirmatory clinical trial to address the deficiencies cited in the CRL and resubmit the NDA.

As with the completed Phase 2b (C03) and Phase 3 (C07) clinical trials of roluperidone, the new Phase 3 confirmatory trial, which we refer to as the C19 trial, will include patients diagnosed with schizophrenia who present with stable impairing negative symptoms and stable positive symptoms for the six months prior to entering the trial. We agreed with the FDA that best efforts will be made to secure 25-30% of patients from the United States, subject to competitive recruitment. The FDA confirmed that roluperidone can be studied in monotherapy where patients will receive a double-blinded single daily 64 mg dose of roluperidone or placebo. The FDA advised that, to support a monotherapy indication, it would be necessary to assess relapses on an observational basis for at least 52 weeks, in patients treated in monotherapy with roluperidone, placebo or antipsychotics. The FDA also stated that it would consider a resubmission of the NDA that included a double-blind, placebo- or active-controlled trial of roluperidone with a duration of at least 52 weeks with the efficacy primary endpoint at week 12.

Subject to ongoing feedback from the FDA, the C19 trial is currently expected to be initiated, including first patient screened, in the second quarter of 2026. The trial is designed to enroll 380 patients, randomized on a 1:1 basis to receive either placebo or a double-blinded single daily 64 mg dose of roluperidone. The primary efficacy endpoint is expected to be the change from baseline in the PANSS Marder negative symptoms factor score (“NSFS”) at 12 weeks of treatment with roluperidone compared to placebo. Following the initial 12-week treatment period, patients are expected to enter a 40-week relapse assessment phase, during which patients will crossover to receive either a daily 64 mg dose of roluperidone or antipsychotics. We currently expect topline efficacy results in the second half of 2027 and relapse assessment data in the second half of 2028.

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

We have not received any regulatory approvals to commercialize any of our product candidates, and we have not generated any revenue from the sales or license of our product candidates. We routinely evaluate the status of our drug development programs as well as potential strategic options. We have incurred significant operating losses since inception and expect to continue to incur net losses and negative cash flows from operating activities for the foreseeable future. As of December 31, 2025 and 2024, we had an accumulated deficit of $688.8 million and $395.4 million, respectively. For the years ended December 31, 2025 and 2024, we recorded net loss of $293.4 million and a net income of $1.4 million, respectively. We expect our clinical and administrative costs will increase as we begin to incur clinical trial costs and hire additional support staff to support the Phase 3 trial of roluperidone.

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

This private placement followed our announcement in August 2025 of our general alignment with the FDA on the design of a confirmatory Phase 3 trial of roluperidone. We expect to use the net proceeds of this private placement to fund the confirmatory Phase 3 trial of roluperidone and our resubmission of our NDA, to prepare for a potential commercial launch of roluperidone in the U.S., if approved, and for working capital and general corporate purposes.

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

Loss on issuance of convertible preferred stock and warrants

Loss on issuance of convertible preferred stock and warrants consists of the loss recognized due to the issuance of Series A Preferred Stock and warrants at fair value, offset by the gross proceeds received from investors.

Warrant issuance cost

Warrant issuance costs are expensed as incurred and consist principally of legal, professional, and filing fees, as the warrants are classified as liabilities.

Changes in fair value of the warrant liability

Changes in fair value of the warrant liability consist of the gain (loss) associated with the adjustment to the carrying amount of the warranty liability.

Net Operating Losses Carryforwards

As of December 31, 2025, we had approximately $188.2 million of federal net operating losses that will begin to expire in 2036, if not utilized. Of the total federal net operating loss, approximately $166.8 million has an unlimited carryforward and therefore will not expire. As of December 31, 2025, we had approximately $7.7 million of New Jersey and approximately $180.4 million of Massachusetts operating losses that will begin to expire in 2029 and 2037, respectively, if not utilized.

Results of Operations

Comparison of the Years Ended December 31, 2025 and December 31, 2024 (in thousands):

	Year Ended December 31,
	2025	2024
Expenses
Research and development	$5,759	$11,898
General and administrative	9,343	9,950
Total expenses	15,102	21,848
Loss from operations	(15,102)	(21,848)

Foreign exchange losses	(57)	(2)
Investment income	948	1,272
Non-cash interest expense for the sale of future royalties	—	(4,562)
Other income	—	26,579
Loss on issuance of convertible preferred stock and warrants	(321,499)	—
Warrant issuance cost	(3,103)	—
Changes in fair value of the warrant liability	45,390	—
Net (loss) income	$(293,423)	$1,439

Research and Development Expenses

Research and development expenses were $5.8 million and $11.9 million for the years ended December 31, 2025 and 2024, respectively, a decrease of $6.1 million. The decrease in research and development expenses was primarily due to costs incurred during 2024 for a drug substance validation campaign and safety study, as well as lower consultant fees and compensation expenses during 2025. Non-cash stock compensation costs included in research and development expenses were $0.4 million and $0.5 million for the years ended December 31, 2025 and 2024, respectively.

General and Administrative Expenses

General and administrative expenses were $9.3 million and $9.9 million for the years ended December 31, 2025 and 2024, respectively, a decrease of $0.6 million. The decrease in general and administrative expenses was primarily due to lower professional service fees and insurance costs. Non-cash stock compensation costs included in general and administrative expenses were $0.9 million for both the years ended December 31, 2025 and 2024.

Foreign Exchange Losses

Foreign exchange losses were $57 thousand and $2 thousand for the years ended December 31, 2025 and 2024, respectively, an increase of $55 thousand, primarily due to currency movements.

Investment Income

Investment income was $0.9 million and $1.3 million for the years ended December 31, 2025 and 2024, respectively, a decrease of approximately $0.4 million, primarily due to cash and cash equivalents balances and interest rates.

Non-Cash Interest Expense for the Sale of Future Royalties

Non-cash interest expense for the sale of future royalties was zero and $4.6 million for the years ended December 31, 2025 and 2024, respectively, a decrease of $4.6 million. During the third quarter of 2024 based on available data, a revision was made to the assumptions used to calculate estimated future cash flows to be received by us under the royalty purchase agreement with Royalty Pharma. Due to the reduction in future cash flow estimates, the carrying amount of the liability related to the sale of future royalties was reduced from $86.6 million to the initial cash payment received of $60.0 million. This adjustment resulted in the recognition of $26.6 million in non-cash other income during the third quarter of 2024, which represented the amount of non-cash interest expense previously recognized through June 30, 2024. No further non-cash interest expense associated with the liability related to the sale of future royalties has been recognized, and as a result, no interest expense was recognized in the fourth quarter of 2024 or full year 2025.

Other Income

Other income was zero and $26.6 million for the years ended December 31, 2025 and 2024, respectively, a decrease of $26.6 million. The decrease in other income was due to recognizing $26.6 million in non-cash other income during the third quarter of 2024 due to a reduction in the carrying amount of the liability related to the sale of future royalties.

Loss on issuance of convertible preferred stock and warrants

In conjunction with the October 2025 private placement, we issued 80,000 shares of Series A Preferred Stock, which was convertible into 37.8 million shares of common stock. The fair value of the Series A Preferred Stock on the date of issuance was $184.6 million, based upon the conversion ratio of the preferred shares and the closing price of the common stock on the date of issuance. In addition, we issued warrants for up to 120,000 shares of Series A Preferred Stock which, if fully exercised, are convertible into 56.8 million shares of common stock. Based on the valuation model used, the fair value of the warrants on the date of issuance was calculated to be $216.9 million, which was recorded as a non-cash warrant liability. As these warrants have been classified as a liability, any unexercised and outstanding warrants are revalued at each reporting period with subsequent changes in fair value recognized in the statement of operations. For the year ended December 31, 2025, we recorded a loss on the issuance of convertible preferred stock and warrants of $321.5 million, reflecting the initial fair values of the warrants of $216.9 million and the Series A Preferred Stock of $184.6 million, offset by $80.0 million in gross proceeds received from investors. The warrant liability is decreased when warrants are exercised and the liability associated with such exercised warrants is reclassified to stockholders’ equity. The fair value of the warrant liability also decreases or increases based on the price of our common stock during the reporting period as well as any changes in other variables in the valuation model used to calculate the non-cash warrant liability.

Warrant issuance cost

In conjunction with the October 2025 private placement, we incurred offering issuance costs of $5.7 million, of which $2.6 million was recorded in the balance sheet as a reduction to the Series A Preferred Stock and $3.1 million as warrant issuance expense during the fourth quarter of 2025. The allocation of the offering costs was based upon the relative fair values of the Series A Preferred Stock and warrants issued in the private placement on the date of issuance.

Changes in fair value of the warrant liability

Changes in fair value of the warrant liability were $45.4 million and zero for the years ended December 31, 2025 and 2024, respectively, a decrease of $45.4 million. Gain (loss) on the change in fair value of the warrant liability is related to the warrants issued in conjunction with the October 2025 private placement. The fair value of the non-cash warrant liability at December 31, 2025 was calculated to be $171.5 million and, as a result, the decrease in fair value of $45.4 million for the three-month period ended December 31, 2025 was recognized as a non-cash component of other income in the statement of operations.

Non-GAAP Financial Measures

In addition to our results determined in accordance with U.S. generally accepted accounting principles (“GAAP”), we believe the following non-GAAP measures are useful in evaluating our operating performance. Non-GAAP financial measures are included with the intent of providing investors with an understanding of our historical financial results and trends and to facilitate comparisons between periods. In addition, these non-GAAP financial measures are among the indicators our management uses for planning and forecasting purposes and measuring our performance. We believe that these non-GAAP financial measures, when considered together with U.S. GAAP measures, can enhance the understanding of our financial and operating performance. Non-GAAP financial measures have no standardized meaning and investors are cautioned that, unlike financial measures prepared in accordance with U.S. GAAP, non-GAAP measures may not be comparable with the calculation of similar measures for other companies. The limitations of using non-GAAP financial measures as performance measures are that they provide a view of our results of operations without including all events during a period and may not provide a comparable view of our performance to other companies in the biopharmaceutical industry. Investors are encouraged to review the related GAAP financial measures and the reconciliation of these non-GAAP financial measures to their most directly comparable GAAP financial measures, and not to rely on any single financial measure to evaluate our business.

Non-GAAP total liabilities is defined as GAAP total liabilities, excluding warrant liability and liability related to the sale of future royalties. Reconciliations of reported GAAP total liabilities to non-GAAP total liabilities for the years ended December 31, 2025 and 2024 were as follows (in thousands):

	Year Ended December 31,
	2025	2024
Current liabilities
Accounts payable	$639	$1,608
Accrued expenses and other current liabilities	1,651	1,229
Total current liabilities	2,290	2,837
Warrant liability	171,465	—
Liability related to the sale of future royalties	60,000	60,000
Total liabilities – GAAP	233,755	62,837
Reconciling items:
Warrant liability	(171,465)	—
Liability related to the sale of future royalties	(60,000)	(60,000)
Total liabilities – non-GAAP	$2,290	$2,837

Non-GAAP adjusted net (loss) income is defined as GAAP net (loss) income, adjusted to exclude non-cash items related to: (i) stock-based compensation expense, (ii) interest expense for the sale of future royalties, (iii) other non-cash income, (iv) loss on issuance of convertible preferred stock and warrants and (v) changes in fair value of warrant liability. Non-GAAP adjusted net (loss) income per share, basic and diluted, is defined as GAAP net (loss) income per share, basic and diluted, adjusted to exclude non-cash items related to: (i) stock-based compensation expense, (ii) interest expense for the sale of future royalties, (iii) other non-cash income, (iv) loss on issuance of convertible preferred stock and warrants and (v) changes in fair value of warrant liability. Reconciliations of reported GAAP net (loss) income to non-GAAP adjusted net (loss) income, and reported GAAP net (loss) income per share, basic and diluted, to non-GAAP adjusted net (loss) income per share, basic and diluted, for the years ended December 31, 2025 and 2024 were as follows (in thousands, except share and per share amounts):

	Year Ended December 31,
	2025	2024
Net (loss) income – GAAP	$(293,423)	$1,439
Reconciling items:
Stock-based compensation expense	1,327	1,326
Non-cash interest expense for the sale of future royalties	—	4,562
Other income	—	(26,579)
Loss on issuance of convertible preferred stock and warrants	321,499	—
Changes in fair value of the warrant liability	(45,390)	—
Adjusted net (loss) income – non-GAAP	$(15,987)	$(19,252)

Net (loss) income per share, basic – GAAP	$(34.67)	$0.19
Weighted average shares outstanding, basic	8,464	7,569
Net (loss) income per share, diluted – GAAP	$(34.67)	$0.19
Weighted average shares outstanding, diluted	8,464	7,574
Reconciling items:
Stock-based compensation expense	0.16	0.18
Non-cash interest expense for the sale of future royalties	—	0.60
Other income	—	(3.51)
Loss on issuance of convertible preferred stock and warrants	37.98	—
Changes in fair value of the warrant liability	(5.36)	—
Net (loss) income per share, basic – non-GAAP	$(1.89)	$(2.54)
Weighted average shares outstanding, basic	8,464	7,569
Net (loss) income per share, diluted – non-GAAP	$(1.89)	$(2.54)
Weighted average shares outstanding, diluted	8,464	7,574

Liquidity and Capital Resources

Sources of Liquidity

As of December 31, 2025, we had an accumulated deficit of approximately $688.8 million. We anticipate that we will continue to incur net losses for the foreseeable future as we continue the development and potential commercialization of our product candidates and to support our operations as a public company. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we may never generate product revenue or achieve profitability. As of December 31, 2025, we had approximately $82.4 million in cash, cash equivalents, and restricted cash, which we believe will be sufficient to meet our operating commitments for the next 12 months from the date our financial statements are issued. Our cash requirements primarily relate to expenditures to support the development of roluperidone, which includes advancing the program through the regulatory process.

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

Private Placement of Series A Preferred Stock and Warrants

On October 21, 2025, we entered into the Securities Purchase Agreement, see the section titled "Recent Developments" for more information. The Private Placement closed on October 23, 2025 (the “Closing Date”), pursuant to which we received aggregate gross proceeds of $80.0 million, before deducting placement agent fees, financial advisor fees, and other offering expenses. We incurred approximately $5.7 million in offering costs, including deferred issuance costs included in accounts payable and accrued expenses, resulting in net proceeds of approximately $74.3 million. Costs associated with the Preferred Warrants, which are classified as liabilities, are expensed as incurred. Costs attributable to the issuance of Series A Preferred Stock are recorded as a reduction of the carrying value of the Preferred Stock. On the Closing Date, we recorded a loss on issuance of convertible preferred stock and warrants of $321.5 million, reflecting the initial fair values of the Series A Preferred Stock of $184.6 million and the warrants of $216.9 million, offset by $80.0 million in gross proceeds received from investors. The value of the Series A Preferred Stock at issuance was determined based on the contractual conversion ratio multiplied by the closing price of our common stock on the Closing Date. For further discussion regarding the warrant liability and related valuation assumptions, please refer to Note 7, Warrant Liability, to our financial statements appearing elsewhere in this Form 10-K.

On December 23, 2025, following the announcement of the stockholders’ approval of the issuance of common stock issuable upon conversion of the Series A Preferred Stock, we issued an aggregate of 36,280,992 shares of common stock upon the automatic conversion of an aggregate of 76,704 shares of Series A Preferred Stock in accordance with the terms set forth in the Certificate of Designation of Preferences, Rights and Limitations of the Series A Convertible Voting Preferred Stock (the “Certificate of Designation”). Immediately following such conversion, (i) there were 43,274,398 shares of common stock outstanding and (ii) an aggregate of 3,296 shares of Series A Preferred Stock remaining outstanding, which are convertible into an aggregate of 1,559,008 shares of common stock, subject to the limitations on conversion set forth in the Certificate of Designation. Each share of Series A Preferred Stock automatically converted into the number of shares of common stock at the conversion price of $2.11 per share, rounded down to the nearest whole share, subject to the terms and limitations contained in the Certificate of Designation, including that shares of Series A Preferred Stock shall not be convertible if the conversion would result in a holder beneficially owning more than 9.99% (the “Beneficial Ownership Limitation”) of our outstanding shares of common stock as of the applicable conversion date. By written notice to us, the holder may from time to time increase or decrease the Beneficial Ownership Limitation to any other percentage not in excess of 19.99% specified in such notice; provided, that any increase in the Beneficial Ownership Limitation will not be effective until the 61st day after such notice is delivered to us.

Each Preferred Tranche A Warrant has an exercise price of $1,000 and may only be exercised for cash. The Preferred Tranche A Warrants are immediately exercisable upon issuance for an aggregate of 80,000 shares of Series A Preferred Stock for an aggregate cash exercise price of up to $80 million until the tenth day following the date of our public announcement that we have achieved, on a statistically significant basis, the primary endpoint of our Phase 3 confirmatory trial of roluperidone in schizophrenia at the 12-week timepoint (the “Milestone Event”).

Each Preferred Tranche B Warrant has an exercise price of $1,000 and may be exercised by a cashless exercise. The Preferred Tranche B Warrants are exercisable for an aggregate of 40,000 shares of Series A Preferred Stock for an aggregate cash exercise price of up to $40 million commencing on the earlier of (i) our public announcement of the Milestone Event and (ii) the three year anniversary of the Closing Date. The Preferred Tranche B Warrants will expire on the four (4)-year anniversary of the Closing Date.

The Preferred Warrants are subject to forfeiture in the event the applicable holder engages in any Short Sales (as defined in the Securities Purchase Agreement) involving our securities during the 48-months period following the Closing Date. In addition, the shares of common stock and/or Series A Preferred Stock, as applicable, underlying the Preferred Tranche B Warrants are subject to reduction if the applicable holder sells or transfers any shares of Series A Preferred Stock or shares of common stock received upon conversion of the Series A Preferred Stock before the Exercisability Date (as defined therein), except to affiliates for no consideration.

Pursuant to the Certificate of Designation, no fractional shares or scrip representing fractional shares of common stock shall be issued upon the conversion of the Series A Preferred Stock. All fractional shares shall be rounded down to the nearest whole shares of common stock. Holders of Series A Preferred Stock are not entitled to receive any dividends except to the extent that dividends are paid on our common stock. If dividends are paid on shares of common stock, holders of Series A Preferred Stock are entitled to participate in such dividends on an as-converted basis. Upon the liquidation, dissolution, or winding up of us, each holder of Series A Preferred Stock will participate pari passu with any distribution of proceeds to holders of common stock. Holders of the Series A Preferred Stock are entitled to vote together with the holders of common stock on an as-if-converted basis on all matters submitted to a vote of stockholders.

Pursuant to the Securities Purchase Agreement, we filed a registration statement on Form S-3 (File No. 333-292410), which was declared effective by the SEC on January 6, 2026, covering the resale of the Registrable Securities (as such term is defined in the Securities Purchase Agreement). We have agreed to take all steps necessary to keep such registration statement effective at all times until all Registrable Shares have been resold, or there remains no Registrable Shares.

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

Cash Flows

The tables below set forth our significant sources and uses of cash for the periods.

	Year Ended December 31,
	2025	2024
	(dollars in millions)
Net cash (used in) provided by :
Operating activities	$(13.5)	$(19.6)
Investing activities	—	—
Financing activities	74.5	—
Net increase (decrease) in cash	$61.0	$(19.6)

Net Cash Used in Operating Activities

Net cash used in operating activities of approximately $13.5 million during the year ended December 31, 2025 was primarily due to our net loss of $293.4 million and a $45.4 million decrease in fair value of the warranty liability, partially offset by the loss on issuance of convertible preferred stock and warrants of $321.5 million, warrant issuance costs of $3.1 million and stock-based compensation expense of $1.3 million.

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

Net Cash Provided by Investing Activities

Net cash provided by investing activities was zero during the years ended December 31, 2025 and 2024.

Net Cash Provided by Financing Activities

Net cash provided by financing activities of approximately $74.5 million during the year ended December 31, 2025 was primarily due to the net proceeds from the Private Placement that closed in October 2025.

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

Goodwill

We test our goodwill for impairment annually, or whenever events or changes in circumstances indicate an impairment may have occurred, by comparing our reporting unit’s carrying value to its fair value. Impairment may result from, among other things, deterioration in the performance of the acquired business, adverse market conditions, adverse changes in applicable laws or regulations and a variety of other circumstances. If we determine that an impairment has occurred, we are required to record a write-down of the carrying value and charge the impairment as an operating expense in the period the determination is made. In evaluating the recoverability of the carrying value of goodwill, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the acquired assets. Changes in strategy or market conditions could significantly impact those judgments in the future and require an adjustment to the recorded balances. We have a single reporting unit, which is the level that the goodwill impairment test is performed. There was no impairment of goodwill for the years ended December 31, 2025 and 2024. As of December 31, 2025, $14.9 million of goodwill was associated with a reporting unit with zero or negative carrying value. As the reporting unit had a positive fair value, there was no impairment associated with this reporting unit.

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

During the third quarter of 2024, we made a significant revision to our estimates for the timing and amount of future royalty payments to be earned over the life of the co-development and license agreement with Janssen. As a result, the estimate of undiscounted royalty payments were less than the original carrying value of the upfront $60 million payment received from Royalty Pharma. Therefore, under the retrospective interest model, as of December 31, 2024 we adjusted the liability related to the sale of future royalties (the “Royalty Obligation”) to the initial upfront payment received of $60 million and recognized $26.6 million as a component of Other Income, representing the amount of amortized non-cash interest expense through June 30, 2024. In addition, we do not expect to recognize non-cash interest expense in the future related to the Royalty Obligation, as the effective annual interest rate is negative.

For further discussion of the sale of future royalties, please refer to Note 5, Sale of Future Royalties, to our financial statements appearing elsewhere in this Form 10-K.

Warrant Liability

In conjunction with the issuance of Series A Preferred Stock and Preferred Tranche A and Tranche B Warrants, we established a warrant liability as of October 23, 2025, representing the fair value of the warrants issued, which was determined using a binomial valuation model. We account for these warrants as liabilities in accordance with ASC 480, Distinguishing Liabilities from Equity, due to the Fundamental Transaction provisions contained in both the Tranche A and Tranche B Warrants, as such provisions do not distinguish between transactions that are within our control and those that are not. Specifically, if, at any time while the warrants are outstanding, we shall enter into or be party to a Fundamental Transaction, then we (or the successor entity) shall purchase all outstanding warrants from the holders by paying to the holders cash in an amount equal to the Black Scholes Value of the remaining unexercised portion of each warrant on the effective date of such Fundamental Transaction. As such, The warrant liabilities are initially measured at fair value and remeasured at fair value at each reporting date, with changes in fair value recognized in earnings. The warrant liabilities are measured using Level 3 inputs within the fair value hierarchy.

For further discussion regarding the warrant liability and related valuation assumptions, please refer to Note 7, Warrant Liability, to our financial statements appearing elsewhere in this Form 10-K.

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

ITEM 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Minerva Neurosciences, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Minerva Neurosciences, Inc. and subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations, redeemable preferred stock and stockholders’ deficit, and cash flows, for each of the two years in the period ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Warrant Liabilities - Refer to Notes 2 and 7 to the financial statements

Critical Audit Matter Description

During 2025 the Company entered into a securities purchase agreement, according to which the Company agreed to issue and sell, in a private placement 80,000 shares of Series A Convertible Preferred Stock, tranche A warrants to acquire shares of Series A Preferred Stock, and tranche B warrants to acquire shares of Series A Preferred Stock. The Preferred Stock and warrants were recognized by the Company at fair value upon issuance. The Warrant Liability is remeasured each period and reported at its then fair value.

The determination of the Warrant Liability fair value requires management to make estimates and assumptions related to the valuation methodology, expected timing and probability of a milestone event, the future common stock value, a discount rate, and volatility of the share price. As such there is a high degree of auditor judgment and an increased effort, including the need to involve our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

To test the valuation of the warrant liability, we obtained the Company’s valuation analysis and:

1.
Evaluated the competency of management’s fair value specialist
2.
We tested the source data in the valuation and compared to the underlying terms in the securities purchase agreement

3.
We evaluated estimates related to the timeline and probability of exercise of the warrants, and future common stock value, by comparing to the expected timeline and success of the phase 3 confirmatory trial of roluperidone and board expectations of future common stock value
4.
With the assistance of our fair value specialists, we evaluated the reasonableness of the:

(a) valuation methodology

(b) discount rate and volatility of the share price

(c) assessment of guideline public company information

/s/ Deloitte & Touche LLP

Boston, Massachusetts

March 11, 2026

We have served as the Company’s auditor since 2013.

MINERVA NEUROSCIENCES, INC.

Consolidated Balance Sheets

	December 31,	December 31,
	2025	2024
Assets
Current assets
Cash and cash equivalents	$82,301,813	$21,362,008
Restricted cash	100,000	100,000
Prepaid expenses and other current assets	697,676	806,895
Total current assets	83,099,489	22,268,903

Equipment, net	—	5,442
Goodwill	14,869,399	14,869,399
Total assets	$97,968,888	$37,143,744

Liabilities, Redeemable Preferred Stock and Stockholders’ Deficit
Current liabilities
Accounts payable	$639,707	$1,607,844
Accrued expenses and other current liabilities	1,650,766	1,229,000
Total current liabilities	2,290,473	2,836,844
Warrant liability	171,464,575	—
Liability related to the sale of future royalties	60,000,000	60,000,000
Total liabilities	233,755,048	62,836,844
Commitments and contingencies (Note 10)
Redeemable preferred stock
Series A convertible preferred stock; $0.0001 par value; 200,000 shares authorized; 3,296 issued and outstanding; liquidation preference of $0 as of December 31, 2025 and 0 shares authorized; none issued or outstanding as of December 31, 2024	4,961,922	—
Stockholders’ deficit
Common stock; $0.0001 par value; 250,000,000 shares authorized; 43,274,398 shares issued and outstanding as of December 31, 2025 and 125,000,000 shares authorized; 6,993,406 shares issued and outstanding as of December 31, 2024	4,327	699
Additional paid-in capital	548,047,331	369,682,764
Accumulated deficit	(688,799,740)	(395,376,563)
Total stockholders’ deficit	(140,748,082)	(25,693,100)
Total liabilities, redeemable preferred stock and stockholders’ deficit	$97,968,888	$37,143,744

See accompanying notes to the consolidated financial statements.

MINERVA NEUROSCIENCES, INC.

Consolidated Statements of Operations

	Year Ended December 31,
	2025	2024
Expenses
Research and development	$5,759,473	$11,898,595
General and administrative	9,343,497	9,949,791
Total expenses	15,102,970	21,848,386
Loss from operations	(15,102,970)	(21,848,386)

Foreign exchange losses	(56,555)	(1,926)
Investment income	948,122	1,272,354
Non-cash interest expense for the sale of future royalties	—	(4,562,223)
Other income	—	26,579,046
Loss on issuance of convertible preferred stock and warrants	(321,499,041)	—
Warrant issuance cost	(3,102,649)	—
Changes in fair value of the warrant liability	45,389,916	—
Net (loss) income	$(293,423,177)	$1,438,865

Net (loss) income per share, basic	$(34.67)	$0.19
Weighted average shares outstanding, basic	8,463,581	7,568,981
Net (loss) income per share, diluted	$(34.67)	$0.19
Weighted average shares outstanding, diluted	8,463,581	7,573,763

See accompanying notes to the consolidated financial statements.

MINERVA NEUROSCIENCES, INC.

Consolidated Statements of Redeemable Preferred Stock and Stockholders’ Deficit

	Convertible Series A Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total
Balances at January 1, 2024	—	$—	6,993,406	$699	$368,357,239	$(396,815,428)	$(28,457,490)
Stock-based compensation	—	—	—	—	1,325,525	—	1,325,525
Net income	—	—	—	—	—	1,438,865	1,438,865
Balances at December 31, 2024	—	$—	6,993,406	$699	$369,682,764	$(395,376,563)	$(25,693,100)
Stock-based compensation	—	—	—	—	1,327,372	—	1,327,372
Issuance of Series A Preferred Stock under private placement offering, net of issuance costs	80,000	182,002,745	—	—	—	—	—
Conversion of Series A Preferred Stock into common shares	(76,704)	(177,040,823)	36,280,992	3,628	177,037,195	—	177,040,823
Net loss	—	—	—	—	—	(293,423,177)	(293,423,177)
Balances at December 31, 2025	3,296	$4,961,922	43,274,398	$4,327	$548,047,331	$(688,799,740)	$(140,748,082)

See accompanying notes to the consolidated financial statements.

MINERVA NEUROSCIENCES, INC.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2025	2024
Cash flows from operating activities:
Net (loss) income	$(293,423,177)	$1,438,865
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	5,442	5,442
Amortization of capitalized software	—	17,027
Stock-based compensation expense	1,327,372	1,325,525
Loss on issuance of convertible preferred stock and warrants	321,499,041	—
Warrant issuance cost	3,102,649	—
Changes in fair value of the warrant liability	(45,389,916)	—
Non-cash interest expense associated with the sale of future royalties	—	4,562,223
Remeasurement of liability related to sale of future royalties	—	(26,579,046)
Changes in operating assets and liabilities
Prepaid expenses and other current assets	109,219	182,970
Accounts payable	(1,059,012)	(197,476)
Accrued expenses and other current liabilities	317,446	(306,097)
Net cash used in operating activities	(13,510,936)	(19,550,567)

Cash flows from investing activities:
Net cash provided by investing activities	—	—

Cash flows from financing activities:
Proceeds from issuance of Series A preferred stock and warrants in private placement	80,000,000	—
Costs paid in connection with private placement	(5,393,311)	—
Payment of deferred offering costs	(155,948)	—
Net cash provided by (used in) financing activities	74,450,741	—
Net increase (decrease) in cash, cash equivalents and restricted cash	60,939,805	(19,550,567)

Cash, cash equivalents, and restricted cash
Beginning of period	21,462,008	41,012,575
End of period	$82,401,813	$21,462,008
Reconciliation of the Condensed Consolidated Statements of Cash Flows to the Condensed Consolidated Balance Sheets
Cash and cash equivalents	$82,301,813	$21,362,008
Restricted cash	100,000	100,000
Total cash, cash equivalents, and restricted cash	$82,401,813	$21,462,008

Supplemental disclosure of non-cash financing activities
Deferred issuance costs included in accounts payable and accrued expenses	$195,195	$—
Initial recognition of warrant liability at fair value	$216,854,491	$—

See accompanying notes to the consolidated financial statements.

MINERVA NEUROSCIENCES, INC.

Notes To Consolidated Financial Statements

December 31, 2025 and 2024

NOTE 1 — NATURE OF OPERATIONS AND LIQUIDITY

Nature of Operations

Minerva Neurosciences, Inc. (“Minerva” or the “Company”) is a clinical-stage biopharmaceutical company focused on the development and commercialization of certain proprietary product candidates to treat patients suffering from central nervous system (“CNS”) diseases.

The Company’s lead product candidate, roluperidone, is in development for the treatment of negative symptoms in patients diagnosed with schizophrenia. In August 2022, the Company submitted a New Drug Application (“NDA”) with the U.S. Food and Drug Administration (“FDA”) for roluperidone for the treatment of negative symptoms in schizophrenia. On February 26, 2024, the FDA issued a Complete Response Letter (“CRL”) regarding the NDA for roluperidone. Subsequent to the CRL, the Company has had multiple interactions with the FDA to confirm the design of an additional Phase 3 confirmatory clinical trial to address the deficiencies cited in the CRL and resubmit the NDA.

As with the completed Phase 2b (C03) and Phase 3 (C07) clinical trials of roluperidone, the new Phase 3 confirmatory trial, which the Company refers to as the C19 trial, will include patients diagnosed with schizophrenia who present with stable impairing negative symptoms and stable positive symptoms for the six months prior to entering the trial. The Company agreed with the FDA that best efforts will be made to secure 25-30% of patients from the United States, subject to competitive recruitment. The FDA confirmed that roluperidone can be studied in monotherapy where patients will receive a double-blinded single daily 64 mg dose of roluperidone or placebo. The FDA advised that, to support a monotherapy indication, it would be necessary to assess relapses on an observational basis for at least 52 weeks, in patients treated in monotherapy with roluperidone, placebo or antipsychotics. The FDA also stated that it would consider a resubmission of the NDA that included a double-blind, placebo- or active-controlled trial of roluperidone with a duration of at least 52 weeks with the efficacy primary endpoint at week 12.

Subject to ongoing feedback from the FDA, the C19 trial is currently expected to be initiated, including first patient screened, in the second quarter of 2026. The trial is designed to enroll 380 patients, randomized on a 1:1 basis to receive either placebo or a double-blinded single daily 64 mg dose of roluperidone. The primary efficacy endpoint is expected to be the change from baseline in the PANSS Marder negative symptoms factor score (“NSFS”) at 12 weeks of treatment with roluperidone compared to placebo. Following the initial 12-week treatment period, patients are expected to enter a 40-week relapse assessment phase, during which patients will crossover to receive either a daily 64 mg dose of roluperidone or antipsychotics. The Company expects topline efficacy results in the second half of 2027 and relapse assessment data in the second half of 2028.

In addition, the Company previously co-developed seltorexant with Janssen Pharmaceutica NV (“Janssen”), a subsidiary of Johnson & Johnson, for the treatment of insomnia disorder and adjunctive treatment of Major Depressive Disorder (“MDD”). As a result of the Company’s collaboration with Janssen, it was entitled to collect royalties in the mid-single digits on potential future worldwide sales of seltorexant in certain indications, with no further financial obligations to Janssen. In January 2021, The Company sold its rights to these potential royalties to Royalty Pharma plc (“Royalty Pharma”) for a $60 million cash payment and up to an additional $95 million in potential future milestone payments, subject to completion of Phase 3 trials by Janssen and regulatory approvals. To the Company’s knowledge, Janssen is currently recruiting patients under a Phase 3 trial with seltorexant.

Liquidity

The accompanying consolidated financial statements have been prepared as though the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has limited capital resources and has incurred recurring operating losses and negative cash flows from operations since inception. As of December 31, 2025, the Company had an accumulated deficit of approximately $688.8 million and net cash used in operating activities was approximately $13.5 million during the year ended December 31, 2025. Management expects to continue to incur operating losses and negative cash flows from operations in the future. The Company has financed its operations to date from proceeds from the sale of convertible preferred stock, common stock, warrants, loans, convertible promissory notes, collaboration agreements and royalty sales.

As of December 31, 2025, the Company had cash, cash equivalents, and restricted cash of $82.4 million. The Company believes that this amount will be sufficient to meet the Company’s operating commitments for at least twelve months from the date that its financial statements are issued. On October 23, 2025, the Company completed a private placement of preferred stock and warrants for up to

$200 million in gross proceeds, before deducting placement agent fees and other expenses, through a private placement that included an initial upfront funding of $80 million in gross proceeds in exchange for 80,000 shares of the Company’s Series A convertible preferred stock, and up to an additional $80 million in gross proceeds if all 80,000 Tranche A warrants are exercised, subject to the terms and conditions specified therein. Additional proceeds of $40 million may be received in connection with cash exercise of all 40,000 Tranche B warrants upon the achievement of a milestone event.

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

Restricted cash

Cash accounts with any type of restriction are classified as restricted. The Company maintained restricted cash balances as collateral for corporate credit cards in the amount of $0.1 million at December 31, 2025 and 2024.

Deferred offering costs

Deferred offering costs include certain legal, accounting and other costs directly attributable to the Company’s private placement of preferred stock and warrants, which closed on October 23, 2025. These amounts were offset against the proceeds of the placement. The Company did not have any deferred offering costs as of December 31, 2025 and 2024, as costs attributable to the Company’s private placement were reclassified and allocated between the Warrants and Preferred Stock.

Warrant liability

In conjunction with the issuance of Series A Preferred Stock and Preferred Tranche A and Tranche B Warrants, the Company established a warrant liability as of October 23, 2025, representing the fair value of the warrants issued, which was determined using a binomial valuation model. The Company accounts for these warrants as liabilities in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity, due to the Fundamental Transaction provisions contained in both the Tranche A and Tranche B Warrants, as such provisions do not distinguish between transactions that are within the Company’s control and those that are not. Specifically, if, at any time while the warrants are outstanding, the Company shall enter into or be party to a Fundamental Transaction, then the Company (or the successor entity) shall purchase all outstanding warrants from the holders by paying to the holders cash in an amount equal to the Black Scholes Value of the remaining unexercised portion of each warrant on the effective date of such Fundamental Transaction. As such, the warrant liability was initially measured at fair value and is remeasured at fair value at each reporting date, with changes in fair value recognized in earnings. The warrant liability is measured using Level 3 inputs within the fair value hierarchy. See Note 7 for additional information regarding the warrant liability and related valuation assumptions

Research and development costs

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

(Loss) income per share

Basic (loss) income per share is calculated by dividing the net (loss) income by the weighted average number of shares of common stock outstanding for the period. Diluted (loss) income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the earnings of the entity. The treasury stock method is used to determine the dilutive effect of the Company’s stock options and warrants.

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

The Company uses a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. The Company has elected to treat interest and penalties, to the extent they arise, as a component of income tax expense. There was no interest or penalties related to income taxes for the years ended December 31, 2025 or 2024. Income tax years beginning in 2022 for federal and state purposes are generally subject to examination by taxing authorities, although net operating losses from all prior years are subject to examinations and adjustments for at least three years following the year in which the tax attributes are utilized.

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

Software

The Company accounts for capitalized software in accordance with ASC Topic 350, Intangibles—Goodwill and Other (“ASC 350-40”), which provides guidance for computer software developed or obtained for internal use. The Company is required to continually evaluate the stage of the implementation process to determine whether costs are expensed or capitalized. Costs incurred during the preliminary project phase or planning and research phase are expensed as incurred. Costs incurred during the development phase, such as material and direct services costs, compensation costs of employees associated with the development and interest cost, are capitalized as incurred. Costs incurred during the post-implementation or operation phase, such as training and maintenance costs, are expensed as incurred. In addition, costs incurred to modify existing software that result in additional functionality are capitalized as incurred. Capitalized costs are amortized over the expected useful life of the asset.

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

In accordance with FASB ASC Topic 842, Leases, components of a lease should be allocated between lease components (e.g., land, building, etc.) and non-lease components (e.g., common area maintenance, consumables, etc.). The fixed and in-substance fixed contract consideration (including any consideration related to non-components) must be allocated based on the respective relative fair values to the lease components and non-lease components.

Although separation of lease and non-lease components is required, certain expedients are available. Entities may elect the practical expedient to not separate lease and non-lease components by class of underlying asset where entities would account for each lease component and the related non-lease component together as a single component. For new and amended leases, the Company has elected to account for the lease and non-lease components for leases, for classes of all underlying assets, and allocate all of the contract consideration to the lease component only.

Long-lived assets

The Company reviews the recoverability of all long-lived assets, including the related useful lives, whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset might not be recoverable. If required, the Company compares the estimated undiscounted future net cash flows to the related asset’s carrying value to determine whether there has been an impairment. If an asset is considered impaired, the asset is written down to fair value, which is based either on discounted cash flows or appraised values in the period the impairment becomes known. The Company believes that all long-lived assets are recoverable, and no impairment was deemed necessary at December 31, 2025 and 2024.

Goodwill

The Company tests its goodwill for impairment annually, or whenever events or changes in circumstances indicate an impairment may have occurred, by comparing its reporting unit’s carrying value to its fair value. Impairment may result from, among other things, deterioration in the performance of the acquired business, adverse market conditions, adverse changes in applicable laws or regulations and a variety of other circumstances. If the Company determines that an impairment has occurred, it is required to record a write-down of the carrying value and charge the impairment as an operating expense in the period the determination is made. In evaluating the recoverability of the carrying value of goodwill, the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the acquired assets. Changes in strategy or market conditions could significantly impact those judgments in the future and require an adjustment to the recorded balances. The Company has a single reporting unit, which is the level that the goodwill impairment test is performed. There was no impairment of goodwill for the years ended December 31, 2025 and 2024. As of December 31, 2025, $14.9 million of goodwill was associated with a reporting unit with zero or negative carrying value. As the reporting unit had a positive fair value, there was no impairment associated with this reporting unit.

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

The following tables present information about the Company’s assets and liabilities as of December 31, 2025 and 2024, measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value:

	December 31, 2025
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$79,327,870	$79,327,870	$—	$—
Liabilities:
Warrant liability	$171,464,575	$—	$—	$171,464,575

	December 31, 2024
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$19,574,213	$19,574,213	$—	$—

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

The Company’s financial instruments consist of cash and cash equivalents, restricted cash, accounts payable, accrued expenses, warrant liability and liabilities related to the sale of future royalties. The carrying amounts of cash and cash equivalents, restricted cash, accounts payable, and accrued expenses approximate fair value because of their short-term nature. See Note 7 for additional information regarding the warrant liability and related valuation assumptions. There was no warrant liability as of December 31, 2024.

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

The CODM does not evaluate operating segments using asset or liability information and therefore it is not disclosed. The following table summarizes the reportable segment’s financial information:

	Year Ended December 31,
	2025	2024
Expenses
Research and development staff related expenses (1)	$1,502,271	$2,246,565
Research and development drug product material expenses and associated costs (2)	71,978	3,298,851
Research and development stock compensation expenses (non-cash)	407,226	450,537
General and administrative staff related expenses (1)	3,631,370	3,374,711
General and administrative stock compensation expenses (non-cash)	920,146	874,988
Total	6,532,991	10,245,652
Other segment expense, net (3)	8,569,979	11,602,734
Total expenses	15,102,970	21,848,386
Loss from operations	(15,102,970)	(21,848,386)
Reconciling items:
Foreign exchange losses	(56,555)	(1,926)
Investment income	948,122	1,272,354
Non-cash interest expense for the sale of future royalties	—	(4,562,223)
Other income	—	26,579,046
Loss on issuance of convertible preferred stock and warrants	(321,499,041)	—
Warrant issuance cost	(3,102,649)	—
Changes in fair value of the warrant liability	45,389,916	—
Net (loss) income	$(293,423,177)	$1,438,865

(1) Salary, bonus, and fringe benefits are included in staff related expenses.

(2) Costs associated with the Company’s drug substance validation campaign are included in drug product material expenses.

(3) Insurance, consultant, audit, legal, C18 trial costs, and C19 trial preparation costs are included in other segment expense, net.

Comprehensive (loss) income

The Company had no items of comprehensive (loss) income other than its net (loss) income for each period presented.

Recent accounting pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board and are adopted by the Company as of the specified effective date.

Recently adopted accounting pronouncements

In November 2023, the FASB issued ASU 2023-07, Improvements to Reportable Segment Disclosures (Topic 280). This ASU updates reportable segment disclosure requirements by requiring disclosures of significant reportable segment expenses that are regularly provided to the CODM and included within each reported measure of a segment’s profit or loss. This ASU also requires disclosure of the title and position of the individual identified as the CODM and an explanation of how the CODM uses the reported measures of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources. The ASU is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. We adopted this ASU retrospectively on December 31, 2024. Refer to Segment information for the inclusion of the new required disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which enhances income tax disclosure requirements, primarily related to the rate reconciliation and income taxes paid. The Company adopted ASU 2023-09 effective January 1, 2025. The adoption did not have a material impact on the Company’s consolidated financial statements, other than expanded disclosures.

Accounting pronouncements not yet adopted

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The standard requires public business entities to disclose detailed information about specific types of expenses that are relevant to certain line items on the income statement. This update is effective for us for annual periods beginning in our fiscal year ending December 31, 2027, and interim periods beginning in the first quarter of our fiscal year ending December 31, 2028. Early adoption is permitted. We are currently evaluating the impact that this update will have on our financial statement disclosures.

NOTE 3 — ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following:

	Year Ended December 31,
	2025	2024
Research and development costs and other accrued expenses	$1,013,200	$351,782
Professional fees	637,566	514,037
Accrued bonus	—	363,181
Accrued expenses and other current liabilities	$1,650,766	$1,229,000

NOTE 4 — NET (LOSS) INCOME PER SHARE OF COMMON STOCK

Basic (loss) income per share is calculated by dividing the net (loss) income by the weighted average number of shares of common stock outstanding. Diluted (loss) income per share is computed by dividing the net (loss) income by the weighted average number of shares of common stock outstanding, plus potential outstanding common stock for the period. Potential outstanding common stock includes stock options and warrants, but only to the extent that their inclusion is dilutive. Performance-based restricted stock units are excluded from the calculation of dilutive potential common shares until the performance conditions have been achieved on the basis of the assumption that the end of the reporting period was the end of the contingency period, if such issuable shares are dilutive.

In June 2023, in connection with a private placement, the Company issued and sold pre-funded warrants exercisable for an aggregate of 575,575 shares of common stock. The purchase price of the pre-funded warrants was $9.99 per share, which was paid to the Company upon issuance of the pre-funded warrants. The exercise price of the pre-funded warrants is $0.01 per share. The pre-funded warrants are exercisable by the holders at any time and do not expire. As the remaining shares underlying the pre-funded warrants are issuable for nominal consideration of $0.01 per share, 575,575 shares of common stock underlying the unexercised pre-funded warrants were considered outstanding for purposes of the calculation of (loss) income per share as of December 31, 2025 and 2024.

The following table sets forth the computation of basic and diluted (loss) income per share for common stockholders:

	Year Ended December 31,
	2025	2024
Net (loss) income	$(293,423,177)	$1,438,865

Weighted average shares of common stock outstanding - basic	8,463,581	7,568,981
Dilutive effect	—	4,782
Weighted average shares of common stock outstanding - diluted	8,463,581	7,573,763

Net (loss) income per ordinary share:
Basic	$(34.67)	$0.19
Diluted	$(34.67)	$0.19

The following securities outstanding at December 31, 2025 and 2024 have been excluded from the calculation of weighted average shares outstanding as their effect on the calculation of (loss) income per share is antidilutive:

	Year Ended December 31,
	2025	2024
Common stock options	8,173,509	1,440,002
Performance-based restricted stock units	217,495	228,209
Common stock warrants	—	5,099
Series A preferred stock (1)	1,559,008	—
Series A preferred stock warrants(2)	56,760,000	—

(1)
An aggregate of 3,296 shares of Series A Preferred Stock remain outstanding, which are convertible into an aggregate of 1,559,008 shares of common stock, subject to the limitations on conversion set forth in the Certificate of Designation. See Note 6 for additional information regarding the Company’s Series A Preferred Stock. The Series A Preferred Shares are classified as temporary equity and excluded from the calculation of weighted average shares outstanding.
(2)
As of December 31, 2025, there were outstanding (i) Preferred Tranche A Warrants to purchase an aggregate of 80,000 shares of the Company’s Series A Preferred Stock, which are convertible into 37,840,000 shares of its common stock and (ii) Preferred Tranche B Warrants to purchase an aggregate of 40,000 shares of the Company’s Series A Preferred Stock, which are convertible into 18,920,000 shares of its common stock. Both the Tranche A Warrants and Tranche B Warrants are subject to the limitations on conversion set forth in the Certificate of Designation. See Note 6 for additional information regarding the Company’s Series A Preferred Stock and Warrants.

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

The Company regularly evaluates the assumptions supporting future royalty estimates and, during the third quarter of 2024, noted that Janssen announced on clinicaltrials.gov a further Phase 3 study with seltorexant (MDD3003) that had an estimated study completion date in November 2027, later updated to December 2026, which is a modification of the assumption used in the Company’s original estimates. Study MDD3001, which evaluated the efficacy and safety of seltorexant as an adjunctive treatment to baseline antidepressants in adult and elderly patients with MDD with insomnia symptoms, met all primary and secondary endpoints. MDD3002 was stopped based on the interim analysis results as recommended by the Independent Data Monitoring Committee. Janssen reported on September 22, 2025 that the MDD3005 study, in which seltorexant was evaluated against quetiapine, did not show statistical significance on the primary endpoint. MDD3003 is a study of adjunctive treatment with seltorexant in adult and elderly participants with MDD and insomnia symptoms and is currently recruiting.

As a result, the Company revised its estimates for the timing and amount of future royalty payments to be earned over the life of the Janssen Agreement, which is less than the original carrying value of the upfront payment received. Therefore, under the retrospective interest model, during the third quarter of 2024 the Company adjusted the Royalty Obligation to the initial upfront payment received of $60 million and recognized $26.6 million as a component of Other Income, representing the amount of amortized non-cash interest expense through June 30, 2024. In addition, the Company does not expect to recognize non-cash interest expense in the future related to the Royalty Obligation, as the effective annual interest rate is negative.

NOTE 6 — REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT

Private Placement of Series A Preferred Stock and Warrants

On October 21, 2025, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with certain accredited investors, pursuant to which the Company agreed to issue and sell, in a private placement (the “Private Placement”), (i) 80,000 shares of Series A Convertible Preferred Stock, par value $0.0001 per share (“Series A Preferred Stock”), at a purchase price of $1,000 per share, (ii) tranche A warrants (the “Preferred Tranche A Warrants”) to acquire shares of Series A Preferred Stock (the “Tranche A Warrant Shares”) and (iii) tranche B warrants (the “Preferred Tranche B Warrants,” together with the Preferred Tranche A Warrants, the “Preferred Warrants”) to acquire shares of Series A Preferred Stock for an aggregate offering price of up to $200 million. The Private Placement closed on October 23, 2025 (the “Closing Date”), pursuant to which the Company received aggregate gross proceeds of $80.0 million, before deducting placement agent fees, financial advisor fees, and other offering expenses. The Company incurred approximately $5.7 million in offering costs, including deferred issuance costs included in accounts payable and accrued expenses, resulting in net proceeds of approximately $74.3 million. Costs associated with the Preferred Warrants, which are classified as liabilities, are expensed as incurred. Costs attributable to the issuance of Series A Preferred Stock are recorded as a reduction of the carrying value of the Preferred Stock. On the Closing Date, the Company recorded a loss on issuance of convertible preferred stock and warrants of $321.5 million, reflecting the initial fair values of the Series A Preferred Stock of $184.6 million and the warrants of $216.9 million, offset by $80.0 million in gross proceeds received from investors. The value of the Series A Preferred Stock at issuance was determined based on the contractual conversion ratio multiplied by the closing price of the Company’s common stock on the Closing Date. See Note 7 for additional information regarding the warrant liability and related valuation assumptions.

On December 23, 2025, following the announcement of the stockholders’ approval of the issuance of common stock issuable upon conversion of the Series A Preferred Stock, the Company issued an aggregate of 36,280,992 shares of common stock upon the automatic conversion of an aggregate of 76,704 shares of Series A Preferred Stock in accordance with the terms set forth in the Certificate of Designation of Preferences, Rights and Limitations of the Series A Convertible Voting Preferred Stock (the “Certificate of Designation”). Immediately following such conversion, (i) there were 43,274,398 shares of common stock outstanding and (ii) an aggregate of 3,296 shares of Series A Preferred Stock remaining outstanding, which are convertible into an aggregate of 1,559,008 shares of common stock, subject to the limitations on conversion set forth in the Certificate of Designation. Each share of Series A Preferred Stock automatically converted into the number of shares of common stock at the conversion price of $2.11 per share, rounded down to the nearest whole share, subject to the terms and limitations contained in the Certificate of Designation, including that shares of Series A Preferred Stock shall not be convertible if the conversion would result in a holder beneficially owning more than 9.99% (the “Beneficial Ownership Limitation”) of the Company’s outstanding shares of common stock as of the applicable conversion date. By written notice to the Company, the holder may from time to time increase or decrease the Beneficial Ownership

Limitation to any other percentage not in excess of 19.99% specified in such notice; provided, that any increase in the Beneficial Ownership Limitation will not be effective until the 61st day after such notice is delivered to the Company.

Each Preferred Tranche A Warrant has an exercise price of $1,000 and may only be exercised for cash. The Preferred Tranche A Warrants are immediately exercisable upon issuance for an aggregate of 80,000 shares of Series A Preferred Stock for an aggregate cash exercise price of up to $80 million until the tenth day following the date of the Company’s public announcement that it has achieved, on a statistically significant basis, the primary endpoint of its Phase 3 confirmatory trial of roluperidone in schizophrenia at the 12-week timepoint (the “Milestone Event”).

Each Preferred Tranche B Warrant has an exercise price of $1,000 and may be exercised by a cashless exercise. The Preferred Tranche B Warrants are exercisable for an aggregate of 40,000 shares of Series A Preferred Stock for an aggregate cash exercise price of up to $40 million commencing on the earlier of (i) the Company’s public announcement of the Milestone Event and (ii) the three year anniversary of the Closing Date. The Preferred Tranche B Warrants will expire on the four (4)-year anniversary of the Closing Date.

The Preferred Warrants are subject to forfeiture in the event the applicable holder engages in any Short Sales (as defined in the Securities Purchase Agreement) involving the Company’s securities during the 48-months period following the Closing Date. In addition, the shares of common stock and/or Series A Preferred Stock, as applicable, underlying the Preferred Tranche B Warrants are subject to reduction if the applicable holder sells or transfers any shares of Series A Preferred Stock or shares of common stock received upon conversion of the Series A Preferred Stock before the Exercisability Date (as defined therein), except to affiliates for no consideration

Pursuant to the Certificate of Designation, no fractional shares or scrip representing fractional shares of common stock shall be issued upon the conversion of the Series A Preferred Stock. All fractional shares shall be rounded down to the nearest whole shares of common stock. Holders of Series A Preferred Stock are not entitled to receive any dividends except to the extent that dividends are paid on the Company’s common stock. If dividends are paid on shares of common stock, holders of Series A Preferred Stock are entitled to participate in such dividends on an as-converted basis. Upon the liquidation, dissolution, or winding up of the Company, each holder of Series A Preferred Stock will participate pari passu with any distribution of proceeds to holders of common stock. Holders of the Series A Preferred Stock are entitled to vote together with the holders of common stock on an as-if-converted basis on all matters submitted to a vote of stockholders.

Pursuant to the Securities Purchase Agreement, the Company filed a registration statement on Form S-3 (File No. 333-292410), which was declared effective by the SEC on January 6, 2026, covering the resale of the Registrable Securities (as such term is defined in the Securities Purchase Agreement). The Company has agreed to take all steps necessary to keep such registration statement effective at all times until all Registrable Shares have been resold, or there remains no Registrable Shares.

Convertible Series A Preferred Stock

In accordance with ASC 480, Distinguishing Liabilities from Equity, and ASC 815, Derivatives and Hedging, the Series A Preferred Stock was classified as temporary equity. Pursuant to the Certificate of Designation, in the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company, including a change of control transaction, or Deemed Liquidation Event (any such event, a “Liquidation”), the assets of the Company available for distribution to its stockholders shall be distributed among the holders of the shares of Series A Preferred Stock and Common Stock, pro rata based on the number of shares held by each such holder, treating for this purpose all shares of Series A Preferred Stock as if they had been converted to Common Stock pursuant to the terms of the Certificate of Designation immediately prior to such Liquidation, without regard to any limitations on conversion set forth in the Certificate of Designation or otherwise. However, there will be no Liquidation Preference on the shares of Series A Preferred Stock.

Preferred Stock

The Company is authorized to issue 100,000,000 shares of preferred stock, $0.0001 par value per share. No preferred shares were issued or outstanding as of December 31, 2025 and 2024.

NOTE 7 — WARRANT LIABILITY

In conjunction with the issuance of Series A Preferred Stock and Preferred Tranche A and Tranche B Warrants (the “Warrants”) as described in Note 6, the Company established a warrant liability.

The Warrants meet the definition of freestanding instruments and are classified as liabilities in accordance with ASC 480, Distinguishing Liabilities from Equity. The Warrants were initially recognized at fair value and are subject to remeasurement at each balance sheet date after issuance. Any change in fair value is recognized as a component of other income (expense) in the statements of operations in the period of change. For the years ended December 31, 2025 and 2024, the Company recognized a $45.4 million gain and no gain or loss, respectively, related to changes in the fair value of the warrant liability, which is included in other income (expense) in the statements of operations. As of December 31, 2025, none of the Warrants had been exercised.

The fair value of the warrants is estimated using a binomial 2-node model in combination with the Black-Scholes Option Pricing Model using unobservable (Level 3) inputs that reflect the Company’s own assumptions, as described in Note 2. The significant unobservable inputs include the expected timing of the Milestone Event, the probability of the Milestone Event being successfully achieved, and the value of the Series A Preferred Stock upon the success or failure of the Milestone Event. Significant increases (decreases) in any of the inputs in isolation would result in a significantly higher (lower) fair value measurement.

The table below summarizes the valuation inputs used in the binomial model for the liability associated with the Warrants at December 31, 2025:

	Year Ended 12/31/2025
	Tranche A Warrants	Tranche B Warrants
Scenario 1: Milestone Successfully Achieved
Discount rate	3.52%	3.52%
Time period between valuation date and Milestone Event	2.00	2.00
Risk-neutral probability of Milestone Event achievement	49.00%	49.00%
Probability-weighted present value of the Series A Preferred Warrants	$1,360.60	$1,500.60
Scenario 2: Milestone Not Achieved
Discount rate	3.52%	3.52%
Time period between valuation date and Milestone Event	2.00	2.00
Risk-neutral probability of Milestone Event achievement	51.00%	51.00%
Probability-weighted present value of the Series A Preferred Warrants	$21.60	$21.60
Fair Value of Series A Warrants	$1,382.20	$1,522.20

The table below summarizes the valuation inputs used in the binomial model for the liability associated with the Warrants at October 23, 2025, the issuance date:

	At Issuance
	Tranche A Warrants	Tranche B Warrants
Scenario 1: Milestone Successfully Achieved
Discount rate	3.53%	3.53%
Time period between valuation date and Milestone Event	2.19	2.19
Risk-neutral probability of Milestone Event achievement	49.00%	49.00%
Probability-weighted present value of the Series A Preferred Warrants	$1,745.40	$1,854.50
Scenario 2: Milestone Not Achieved
Discount rate	3.53%	3.53%
Time period between valuation date and Milestone Event	2.19	2.19
Risk-neutral probability of Milestone Event achievement	51.00%	51.00%
Probability-weighted present value of the Series A Preferred Warrants	$25.30	$25.30
Fair Value of Series A Warrants	$1,770.70	$1,879.90

The table below summarizes the valuation inputs used in the Black-Scholes Option Pricing Model for the Warrants at December 31, 2025 and October 23, 2025, the issuance date:

	Year Ended,
	December 31, 2025	At Issuance
Term to expiration	1.81	1.81
Risk-free interest rate	3.51%	3.55%
Volatility	117.50%	110.00%
Dividend yield	0.00%	0.00%

The Company estimated the fair value of the Tranche A Warrants and Tranche B Warrants to be $141.7 million and $75.2 million, respectively, as of the Closing Date, and $110.6 million and $60.9 million, respectively, as of December 31, 2025. The following table provides a summary of the Company’s warrant liability fair value estimates as of December 31, 2025, and the changes in Level 3 fair value measurements during the year ended December 31, 2025:

Year Ended December 31, 2025
Fair value, January 1, 2025	$—
Issuance of warrants (October 23, 2025)	216,854,491
Change in fair value of warrants	(45,389,916)
Fair value, December 31, 2025	$171,464,575

The Company incurred approximately $5.7 million in offering costs. $3.1 million of offering costs allocated to the Warrants are expensed as incurred. $2.6 million of offering costs attributable to the issuance of Series A Preferred Stock are recorded as a reduction of the carrying value of the Series A Preferred Stock.

NOTE 8 — STOCK AWARD PLAN AND STOCK-BASED COMPENSATION

In December 2013, the Company adopted the 2013 Equity Incentive Plan (as subsequently amended and restated, the “Plan”), which provides for the issuance of options, stock appreciation rights, stock awards and stock units. As of December 31, 2025, the total shares authorized for issuance under the Plan were 14,578,917.

Stock Option Awards

Stock option activity for employees and non-employees for the year ended December 31, 2025 is as follows:

	Shares Issuable Pursuant to Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Terms (years)	Total Intrinsic Value (in thousands)
Outstanding January 1, 2025	1,487,234	$8.34	8.3	$46

Granted	6,774,004	$3.98
Exercised	—	$—
Cancelled/Forfeited	(80,542)	$5.44
Expired	(7,187)	$42.82
Outstanding December 31, 2025	8,173,509	$4.73	9.5	$1,270
Exercisable December 31, 2025	869,908	$11.09	6.7	$415
Available for future grant	5,856,800

The weighted average grant-date fair value of stock options outstanding on December 31, 2025 and 2024 was $4.07 per share and $6.17 per share, respectively. Total unrecognized compensation costs related to non-vested stock options at December 31, 2025 were approximately $25.0 million and are expected to be recognized within future operating results over a weighted-average period of 3.7 years. Generally, stock options are granted using exercise prices equal to the market price at the date of grant, vest over four years for employees and one year for directors, and are exercisable over a maximum period of 10 years from their grant dates.

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

The Company uses the Black-Scholes model to estimate the fair value of stock options granted. For stock options granted during the years ended December 31, 2025 and 2024, the Company utilized the following assumptions:

	Year Ended December 31,
	2025	2024
Expected term (years)	5.45 - 6.26	5.50 - 6.25
Risk free interest rate	3.76% - 3.85%	4.08% - 4.10%
Volatility	128% - 133%	121% - 126%
Dividend yield	0%	0%
Weighted-average fair value of options granted during the period	$3.63	$1.88

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

On April 28, 2023, the Compensation Committee of the Company’s board of directors certified the achievement of a performance condition occurring upon FDA acceptance of the NDA for roluperidone. As a result, 50% of the shares of common stock underlying the Company’s PRSUs vested and the Company recognized approximately $0.2 million in non-cash compensation expense, representing 50% of the incremental cost of the PRSUs granted under the Exchange Program. The incremental cost was measured as the excess of the fair value of each new PRSU, measured as of the date the new PRSUs were granted, over the fair value of the stock options surrendered in exchange for the new PRSU, measured immediately prior to the cancellation. The remaining PRSUs vest upon roluperidone receiving FDA marketing approval, provided that such approval occurs within five years after the August 6, 2021 grant date. As of December 31, 2025, 228,213 PRSUs have vested, 30,932 have been cancelled, and 217,495 remain outstanding.

The following table presents stock-based compensation expense included in the Company’s consolidated statements of operations:

	Year Ended December 31,
	2025	2024
Research and development	$407,226	$450,537
General and administrative	920,146	874,988
Total	$1,327,372	$1,325,525

NOTE 9 — INCOME TAXES

The provision for federal, foreign and state income taxes for the years ended December 31, 2025 and 2024 are as follows:

Year Ended December 31,
	2025	2024
Current income tax provision (benefit)
Federal	$—	$—
Foreign	—	—
State	—	—
Deferred income tax provision (benefit)
Federal	—	—
Foreign	—	—
State	—	—
Total income tax provision (benefit)	$—	$—

Net deferred tax assets (liabilities) as of December 31, 2025 and 2024 consist of the following:

	Year Ended December 31,
	2025	2024
Deferred tax assets:
Net operating loss carryforwards	$51,552,252	$42,922,972
Research and development tax credits	145,115	145,115
Capitalized research and development costs	20,650,502	25,269,520
Stock-based compensation	8,969,653	8,860,595
Deferred start-up and license costs	1,916,533	2,464,112
Sale of royalties	16,392,000	16,392,000
Depreciation	916	39
Other	43,712	—
Total deferred tax assets	99,670,683	96,054,353
Deferred tax asset valuation allowance	(99,670,683)	(96,054,353)
Net deferred tax assets	—	—
Deferred tax liabilities:
Depreciation	—	—
Total deferred tax liabilities	—	—
Total	$—	$—

A reconciliation between the Company’s effective tax rate and the federal statutory rate for the year ended December 31, 2025 is as follows:

	Year Ended December 31, 2025
	Amount	Percent
U.S. federal statutory tax rate	$(61,618,867)	21.00%
State and local income taxes, net of federal income tax effect(1)	—	0.00%
Foreign tax effects	—	0.00%
Other	—	0.00%
Effect of changes in tax law or rates enacted in the current period	—	0.00%
Effect of cross-border tax laws	—	0.00%
Tax credits	—	0.00%
Changes in valuation allowance	2,734,909	(0.93%)
Nontaxable or nondeductible items
Warrants	58,634,473	(19.98%)
Other	249,485	(0.09%)
Changes in unrecognized tax benefits	—	0.00%
Other adjustments	—	0.00%
Effective tax rate	$—	0.00%
(1)
State taxes in Massachusetts made up the majority (greater than 50 percent) of the tax effect in this category.

A reconciliation between the Company’s effective tax rate and the federal statutory rate for the year ended December 31, 2024 is as follows:

Year Ended December 31, 2024
Federal statutory rate	21.00%
Permanent differences	14.99%
State income taxes, net of federal benefit	0.00%
Valuation allowance	(35.99%)
Effective tax rate	0.00%

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical losses and the uncertainty of future taxable income over the periods which the Company will realize the benefits of its net deferred tax assets, management believes it is more likely than not that the Company will not realize the benefits on the balance of its net deferred tax asset and, accordingly, the Company has established a full valuation allowance on its net deferred tax assets. The valuation allowance increased by approximately $3.6 million and decreased by approximately $0.8 million during the years ended December 31, 2025 and 2024, respectively.

As of December 31, 2025, the Company had approximately $188.2 million of federal net operating losses that will begin to expire in 2036, if not utilized. Of the total federal net operating loss, approximately $166.8 million has an unlimited carryforward and therefore will not expire. As of December 31, 2025, the Company had approximately $7.7 million of New Jersey and approximately $180.4 million of Massachusetts operating losses that will begin to expire in 2029 and 2037, respectively, if not utilized. As of December 31, 2025, the Company had approximately $0.1 million of federal research and development credits that will begin to expire in 2027, if not utilized.

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. There are currently no pending income tax examinations. The Company’s tax years are still open under statute from 2022 to present.

As of December 31, 2025 and 2024, the Company had no liability recorded for unrecognized tax benefit. The Company classifies penalties and interest expense related to income tax liabilities as an income tax expense. There were no interest and penalties recognized in the statements of operations for the years ended December 31, 2025 and 2024, or accrued on the balance sheets as of December 31, 2025 and 2024.

The Company paid no cash for income taxes for the years ended December 31, 2025 and 2024.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA” or the “Act” ) was enacted into law in the United States. The Act includes, among other provisions, changes to bonus depreciation rules, the treatment of research and experimental expenditures under Section 174A, limitations on the deductibility of interest under Section 163(j), and modifications to certain international tax regimes. The Company is required to account for the effects of changes in tax law in the period that includes the enactment date. Accordingly, during the year ended December 31, 2025, the Company remeasured its U.S. deferred tax assets and liabilities and corresponding valuation allowances to reflect the tax law changes under OBBBA. The net impact of the remeasurement was insignificant to income tax expense.

NOTE 10 — COMMITMENTS AND CONTINGENCIES

Legal Proceedings

From time to time, the Company may be subject to various legal proceedings and claims that arise in the ordinary course of the Company’s business activities. The Company is not aware of any claim or litigation, the outcome of which, if determined adversely to the Company, would have a material effect on the Company’s financial position or results of operations.

Leases

On October 11, 2022, the Company entered into an office lease agreement with Regus to lease office space located at 1500 District Avenue, Burlington, MA 01803. In September 2025, the Company amended its month-to-month lease agreement to reduce the rentable office space. In January 2026, the Company renewed the month-to-month lease agreement commencing on February 1, 2026, with a monthly payment of $1,223. The Company has elected to not recognize the lease agreement on the balance sheet as the term of the agreement is 12 months or less.

NOTE 11 — RELATED PARTY TRANSACTIONS

Consulting Agreement with Dr. Inderjit Kaul

On November 14, 2025, the Company entered into a consulting agreement (the “Consulting Agreement”) with Dr. Inderjit Kaul, one of its directors. Pursuant to the Consulting Agreement, Dr. Kaul will, among other things, assist with the Company’s clinical trial workstreams and other related services upon request of its Chief Executive Officer. Pursuant to the terms and conditions of the Consulting Agreement, Dr. Kaul will provide services for approximately 25 to 30 hours per month at a rate of $450 per hour during a six-month initial term, with the option to renew for additional six-month periods unless terminated earlier by either party with 30 days’ notice. Immediate termination by the Company is permitted for material breach. The termination of the Consulting Agreement will not automatically affect Dr. Kaul’s board service or his eligibility (if any as of the time of such termination) to receive compensation for his board services pursuant to the Company’s Amended Director Compensation Plan as in effect from time to time.

Additionally, under the Consulting Agreement, the Company agreed to grant Dr. Kaul an option to purchase a number of shares of its common stock representing (when added to the number of shares of its common stock subject to any equity awards granted to Dr. Kaul pursuant to the Amended Director Compensation Plan as in effect from time to time) 0.7% of the Share Total (as defined in the Consulting Agreement) as of the date of grant (the “Consultant Option”). Twenty-five percent (25%) of the Consultant Option shall vest after the completion of one year of continuous service; an additional forty-five percent (45%) of the Consultant Option shall vest on the tenth day following the date of the Company’s public announcement that it has achieved, on a statistically significant basis, the primary endpoint of its Phase 3 confirmatory trial of roluperidone in schizophrenia at the 12-week timepoint; and the remaining thirty percent (30%) of the Consultant Option shall vest on the tenth day following the date of the Company’s public announcement of its safety data from the 40-week relapse assessment phase; provided, however, in each case, that Dr. Kaul is providing services pursuant to the Consulting Agreement on each such vesting date. Pursuant to the Consulting Agreement, the Company granted a Consultant Option to Dr. Kaul comprising of 364,504 shares on December 22, 2025. Additionally, during the period Dr. Kaul is providing services under the Consulting Agreement, the Company agreed to use reasonable efforts to grant him, on no greater than a quarterly basis, top up options (if any) to enable him to hold 0.7% of the Share Total (as adjusted for certain events) as of the applicable date of grant (when added to the number of shares of our common stock subject to any equity awards granted to Dr. Kaul pursuant to the Amended Director Compensation Plan and prior awards granted to him pursuant to the Consulting Agreement).

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

Our management, with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2025. Based on the evaluation of our disclosure controls and procedures as of December 31, 2025, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

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

As of December 31, 2025, our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 Framework). Based on this assessment, our management concluded that, as of December 31, 2025, our internal control over financial reporting was effective based on those criteria. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

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

Part III

ITEM 10. Directors, Executive Officers and Corporate Governance

The information required by this Item 10 will be contained in the sections entitled “Election of Directors,” “Information Regarding the Board and Corporate Governance,” “Executive Officers” and “Delinquent Section 16(a) Reports” appearing in the definitive proxy statement we will file in connection with our 2026 Annual Meeting of Stockholders and is incorporated by reference herein.

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

ITEM 11. Executive Compensation

The information required by this Item 11 will be contained in the sections entitled “Executive Compensation” and “Director Compensation” appearing in the definitive proxy statement we will file in connection with our 2026 Annual Meeting of Stockholders and is incorporated by reference herein.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 will be contained in the sections entitled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” appearing in the definitive proxy statement we will file in connection with our 2026 Annual Meeting of Stockholders and is incorporated by reference herein.

ITEM 13. Certain Relationships and Related Person Transactions, and Director Independence

The information required by this Item 13 will be contained in the sections entitled “Transactions with Related Persons Related Person Transactions Policy and Procedures” appearing in the definitive proxy statement we will file in connection with our 2026 Annual Meeting of Stockholders and is incorporated by reference herein.

ITEM 14. Principal Accounting Fees and Services

The information required by this Item 14 will be contained in the section entitled “Principal Accountant Fees and Services” appearing in the definitive proxy statement we will file in connection with our 2026 Annual Meeting of Stockholders and is incorporated by reference herein.

Part IV

ITEM 15. Exhibits and Financial Statement Schedules

(a)
Documents filed as part of Form 10-K.
(1)
Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2025 and 2024

Consolidated Statements of Operations for the Years Ended December 31, 2025 and 2024

Consolidated Statements of Redeemable Preferred Stock and Stockholders’ Deficit for the Years Ended December 31, 2025 and 2024

Consolidated Statements of Cash Flows for the Years Ended December 31, 2025 and 2024

Notes to Consolidated Financial Statements

(2)
Schedules

Schedules have been omitted as all required information has been disclosed in the financial statements and related footnotes.

(3)
Exhibits

The following exhibits are filed as part of this Annual Report on Form 10-K or are incorporated herein by reference.

Exhibit No.	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of the Registrant	S-1/A	333-195169	3.1	June 10, 2014

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-36517	3.1	June 17, 2022

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant	S-3	333-292410	3.3	December 23, 2025

3.4	Amended and Restated Bylaws of the Registrant	10-Q	001-36517	3.2	November 4, 2019

3.5	Certificate of Designation of Preferences, Rights and Limitations of the Series A Convertible Voting Preferred Stock	8-K	001-36517	3.1	October 21, 2025

4.1	Form of Common Stock Certificate of the Registrant	S-1/A	333-195169	4.1	June 10, 2014

4.2	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934					X

4.3	Form of Preferred Tranche A Warrant	8-K	001-36517	4.1	October 21, 2025

4.4	Form of Preferred Tranche B Warrant	8-K	001-36517	4.2	October 21, 2025

10.1	Share Purchase Agreement between the Registrant, Mind-NRG SA and Various Shareholders dated as of February 11, 2014	S-1	333-195169	10.13	April 9, 2014

10.2†	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers	S-1/A	333-195169	10.1	June 10, 2014

10.3*	License Agreement between Mitsubishi Pharma Corporation and the Registrant f/k/a Cyrenaic Pharmaceuticals, Inc., dated as of August 30, 2007	S-1/A	333-195169	10.2	June 10, 2014

10.4*	Amendment to License Agreement between Mitsubishi Tanabe Pharma Corporation and the Registrant f/k/a Cyrenaic Pharmaceuticals, Inc., dated as of June 16, 2011	S-1/A	333-195169	10.3	June 10, 2014

10.5*	Second Amendment to License Agreement between Mitsubishi Tanabe Pharma Corporation and the Registrant, dated as of January 20, 2014	S-1/A	333-195169	10.4	June 10, 2014

10.6*	License Agreement between Mitsubishi Tanabe Pharma Corporation and the Registrant as successor in interest to Sonkei Pharmaceuticals, Inc., dated as of September 1, 2008	S-1/A	333-195169	10.5	June 10, 2014

10.7*	Amendment to License Agreement between Mitsubishi Tanabe Pharma Corporation and the Registrant, dated as of January 20, 2014	S-1/A	333-195169	10.6	June 10, 2014

10.8*	Co-Development and License Agreement between Janssen Pharmaceutica, N.V. and the Registrant, dated as of February 13, 2014	S-1/A	333-195169	10.7	June 10, 2014

10.9	Second Amendment to License Agreement between Mitsubishi Tanabe Pharma Corporation and the Registrant, dated as of April 21, 2015	10-Q	001-36517	10.5	May 7, 2015

10.10†	Amended and Restated Non-Employee Director Compensation Plan					X

Exhibit No.	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.11†	Employment Agreement, dated as of August 1, 2016, by and between Mind-NRG SARL and Dr. Remy Luthringer	10-Q	001-36517	10.1	August 4, 2016

10.12†	Employment Agreement, dated as of August 1, 2016, by and between Mind-NRG SARL and Geoffrey Race	10-Q	001-36517	10.2	August 4, 2016

10.13†	Form of Restricted Stock Unit Agreement under the Amended and Restated 2013 Equity Incentive Plan of the Registrant	8-K	001-36517	10.1	December 16, 2016

10.14†	Form of Option Grant Agreement under the Amended and Restated 2013 Equity Incentive Plan	10-K	001-36517	10.36	March 13, 2017

10.15	Amendment No. 1 to Co-Development and License Agreement dated June 13, 2017, by and between the Registrant and Janssen Pharmaceutica NV	8-K	001-36517	10.1	June 14, 2017

10.16*	Commercial Supply Agreement by and between the Registrant and Catalent Germany Schorndorf GmbH, dated September 18, 2019	10-Q	001-36517	10.1	November 4, 2019

10.17	Settlement Agreement, dated as of June 24, 2020, by and between the Registrant and Janssen Pharmaceutica, N.V.	10-Q	001-36517	10.2	August 3, 2020

10.18†	Amended and Restated 2013 Equity Incentive Plan	8-K	001-36517	10.1	December 22, 2025

10.19*	Royalty Purchase Agreement, dated as of January 15, 2021, by and between the Registrant and RPI 2019 Intermediate Finance Trust (redacted)	10-K	001-36517	10.48	March 8, 2021

10.20	First Amendment to the Employment Agreement of Geoff Race by and between Mind-NRG SARL and Geoff Race, effective October 11, 2021	8-K	001-36517	10.1	October 12, 2021

10.21	Amended and Restated Employment Agreement by and between Minerva Neurosciences, Inc. and Frederick Ahlholm, effective October 11, 2021	8-K	001-36517	10.2	October 12, 2021

10.22	First Amendment to the Employment Agreement of Remy Luthringer by and between Mind-NRG SARL and Remy Luthringer, effective December 13, 2022	8-K	001-36517	10.1	December 13, 2022

10.23	Second Amendment to the Employment Agreement of Remy Luthringer by and between Mind-NRG SARL and Remy Luthringer, effective March 6, 2023	10-K	001-36517	10.30	March 8, 2023

10.24#	Form of Securities Purchase Agreement, dated October 21, 2025, by and among Minerva Neurosciences, Inc. and the purchasers named therein	8-K	001-36517	10.1	October 21, 2025

10.25#	Form of Support Agreement	8-K	001-36517	10.2	October 21, 2025

10.26†	Consulting Agreement dated as of November 14, 2025, by and between the Registrant and Inderjit Kaul	8-K	001-36517	10.1	November 19, 2025

19.1	Statement of Company Policy on Insider Trading and Disclosure	10-K	001-36517	19.1	February 25, 2025

21.1	List of Subsidiaries	10-K	001-36517	21.1	March 1, 2022

Exhibit No.	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith

23.1	Consent of Deloitte & Touche, LLP, independent registered public accounting firm					X

24.1	Power of Attorney (included on the Signature page of this Annual Report on Form 10-K)					X

31.1	Certification of Chief Executive Officer (Principal Executive Officer) pursuant to Section 302 of Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer (Principal Financial Officer) pursuant to Section 302 of Sarbanes-Oxley Act of 2002					X

32.1**	Certification of Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) pursuant to Section 906 of Sarbanes-Oxley Act of 2002					X

97	Incentive Compensation Recoupment Policy	10-K	001-36517	97	February 22, 2024

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document.					X

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Document.					X

104	Cover Page formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.					X

† Indicates management contract or compensatory plan or arrangement.

* Confidential treatment has been granted by the Securities and Exchange Commission as to certain portions of this document.

#Schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request.

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

Date: March 11, 2026

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

Signature	Title	Date
/s/ Remy Luthringer, Ph.D.	Executive Chairman and Chief Executive Officer (Principal Executive Officer)	March 11, 2026
Remy Luthringer, Ph.D.

/s/ Frederick Ahlholm	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 11, 2026
Frederick Ahlholm

/s/ Geoffrey Race	President	March 11, 2026
Geoffrey Race

/s/ Hans Peter Hasler	Member of the Board of Directors	March 11, 2026
Hans Peter Hasler

/s/ David Kupfer, MD	Member of the Board of Directors	March 11, 2026
David Kupfer, MD

/s/ Fouzia Laghrissi-Thode, MD	Member of the Board of Directors	March 11, 2026
Fouzia Laghrissi-Thode, MD

/s/ Jan van Heek	Member of the Board of Directors	March 11, 2026
Jan van Heek

/s/ Inderjit Kaul, M.D.	Member of the Board of Directors	March 11, 2026
Inderjit Kaul, M.D.