Form 10-Q
period 2026-03-31
Minerva Neurosciences, Inc.
filed 2026-05-05
CIK 1598646

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

The number of shares of Registrant’s Common Stock, $0.0001 par value per share, outstanding as of April 30, 2026, was 46,588,709.

Unless the context suggests otherwise, references in this Quarterly Report on Form 10-Q, or Quarterly Report, to “Minerva,” “the Company,” “we,” “us,” and “our” refer to Minerva Neurosciences, Inc. and, where appropriate, its subsidiaries.

This Quarterly Report on Form 10-Q contains forward-looking statements. These forward-looking statements reflect our plans, estimates and beliefs. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “would” and similar expressions intended to identify forward-looking statements. Forward-looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Because of these risks and uncertainties, the forward-looking events and circumstances discussed in this report may not transpire. These risks and uncertainties include, but are not limited to, the risks included in this Quarterly Report on Form 10-Q under Part II, Item IA, “Risk Factors” and in our Annual Report on Form 10-K for the year ended December 31, 2025 under Part I, Item IA, “Risk Factors.”

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

PART I – Financial Information

Item 1 – Financial Statements

MINERVA NEUROSCIENCES, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
	2026	2025
Assets
Current assets
Cash and cash equivalents	$32,659,770	$82,301,813
Marketable securities	45,405,126	—
Restricted cash	100,000	100,000
Prepaid expenses and other current assets	941,883	697,676
Total current assets	79,106,779	83,099,489

Goodwill	14,869,399	14,869,399
Deferred offering costs	50,978	—
Total assets	$94,027,156	$97,968,888

Liabilities, Redeemable Preferred Stock and Stockholders’ Deficit
Current liabilities
Accounts payable	$2,118,225	$639,707
Accrued expenses and other current liabilities	2,363,968	1,650,766
Total current liabilities	4,482,193	2,290,473
Warrant liability	278,596,901	171,464,575
Liability related to the sale of future royalties	60,000,000	60,000,000
Total liabilities	343,079,094	233,755,048
Commitments and contingencies (Note 9)
Redeemable preferred stock
Series A convertible preferred stock; $0.0001 par value; 200,000 shares authorized; 3,296 issued and outstanding; liquidation preference of $0 as of March 31, 2026 and December 31, 2025	4,961,922	4,961,922
Stockholders’ deficit
Common stock; $0.0001 par value; 250,000,000 shares authorized; 43,841,998 shares issued and outstanding as of March 31, 2026 and 43,274,398 shares issued and outstanding as of December 31, 2025	4,384	4,327
Additional paid-in capital	560,185,880	548,047,331
Accumulated deficit	(814,204,124)	(688,799,740)
Total stockholders’ deficit	(254,013,860)	(140,748,082)
Total liabilities, redeemable preferred stock and stockholders’ deficit	$94,027,156	$97,968,888

See accompanying notes to condensed consolidated financial statements.

MINERVA NEUROSCIENCES, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Expenses
Research and development	$5,254,966	$1,362,438
General and administrative	11,416,586	2,540,446
Total expenses	16,671,552	3,902,884
Loss from operations	(16,671,552)	(3,902,884)

Foreign exchange losses	(1,804)	(8,376)
Investment income	629,602	158,288
Changes in fair value of the warrant liability	(109,360,630)	—
Net loss	$(125,404,384)	$(3,752,972)

Net loss per share, basic and diluted	$(2.86)	$(0.50)
Weighted average shares outstanding, basic and diluted	43,900,426	7,568,981

See accompanying notes to condensed consolidated financial statements.

MINERVA NEUROSCIENCES, INC.

Condensed Consolidated Statements of Redeemable Preferred Stock and Stockholders’ Deficit

(Unaudited)

	Convertible Series A Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total
Balances at January 1, 2025	—	$—	6,993,406	$699	$369,682,764	$(395,376,563)	$(25,693,100)
Stock-based compensation	—	—	—	—	297,229	—	297,229
Net loss	—	—	—	—	—	(3,752,972)	(3,752,972)
Balances at March 31, 2025	—	$—	6,993,406	$699	$369,979,993	$(399,129,535)	$(29,148,843)

Balances at January 1, 2026	3,296	$4,961,922	43,274,398	$4,327	$548,047,331	$(688,799,740)	$(140,748,082)
Stock-based compensation	—	—	—	—	8,710,302	—	8,710,302
Exercise of tranche A warrants	—	—	567,600	57	3,428,247	—	3,428,304
Net loss	—	—	—	—	—	(125,404,384)	(125,404,384)
Balances at March 31, 2026	3,296	$4,961,922	43,841,998	$4,384	$560,185,880	$(814,204,124)	$(254,013,860)

See accompanying notes to condensed consolidated financial statements.

MINERVA NEUROSCIENCES, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(125,404,384)	$(3,752,972)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	—	1,361
Accretion of marketable securities	(136,741)	—
Stock-based compensation expense	8,710,302	297,229
Changes in fair value of the warrant liability	109,360,630	—
Changes in operating assets and liabilities
Prepaid expenses and other current assets	(218,488)	272,097
Accounts payable	1,465,073	(967,898)
Accrued expenses and other current liabilities	796,544	78,223
Net cash used in operating activities	(5,427,064)	(4,071,960)

Cash flows from investing activities:
Purchase of marketable securities	(45,294,104)	—
Net cash used in investing activities	(45,294,104)	—

Cash flows from financing activities:
Proceeds from exercise of Tranche A warrants	1,200,000	—
Costs paid in connection with private placements	(90,875)	—
Payment of deferred offering costs	(30,000)	—
Net cash provided by financing activities	1,079,125	—
Net decrease in cash, cash equivalents and restricted cash	(49,642,043)	(4,071,960)

Cash, cash equivalents and restricted cash
Beginning of period	82,401,813	21,462,008
End of period	$32,759,770	$17,390,048
Reconciliation of the Condensed Consolidated Statements of Cash Flows to the Condensed Consolidated Balance Sheets
Cash and cash equivalents	$32,659,770	$17,290,048
Restricted cash	100,000	100,000
Total cash, cash equivalents and restricted cash	$32,759,770	$17,390,048

Supplemental disclosure of non-cash financing activities
Deferred issuance costs included in accounts payable	$104,320	$—
Deferred offering costs included in accrued expenses and other current liabilities	$20,978	$—
Issuance of common stock upon exercise of warrants	$2,228,304	$—

See accompanying notes to condensed consolidated financial statements.

MINERVA NEUROSCIENCES, INC.

Notes to Condensed Consolidated Financial Statements

As of March 31, 2026 and for the Three Months Ended March 31, 2026 and 2025

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

Consistent with the previous Phase 2b (C03) and Phase 3 (C07) clinical trials of roluperidone, the new Phase 3 confirmatory trial, which the Company refers to as the C19 trial, will include patients diagnosed with schizophrenia who present with stable impairing negative symptoms and stable positive symptoms for the six months prior to entering the trial. The Company agreed with the FDA that best efforts will be made to secure 25-30% of patients from the United States, subject to competitive recruitment. The FDA confirmed that roluperidone can be studied in monotherapy where patients will receive a double-blinded single daily 64 mg dose of roluperidone or placebo. The FDA advised that, to support a monotherapy indication, it would be necessary to assess relapses on an observational basis for at least 52 weeks, in patients treated in monotherapy with roluperidone, placebo or antipsychotics. The FDA also stated that it would consider a resubmission of the NDA that included a double-blind, placebo- or active-controlled trial of roluperidone with a duration of at least 52 weeks with the efficacy primary endpoint at week 12.

On March 31, 2026, the Company announced that the first patient had been screened in the C19 trial. The trial is designed to enroll 380 patients, randomized on a 1:1 basis to receive either placebo or a double-blinded single daily 64 mg dose of roluperidone. The primary efficacy endpoint is expected to be the change from baseline in the PANSS Marder negative symptoms factor score (“NSFS”) at 12 weeks of treatment with roluperidone compared to placebo. Following the initial 12-week treatment period, patients are expected to enter a 40-week relapse assessment phase, during which patients will crossover to receive either a daily 64 mg dose of roluperidone or antipsychotics. The Company expects topline efficacy results in the second half of 2027 and relapse assessment data in the second half of 2028.

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

Liquidity

The accompanying interim condensed consolidated financial statements have been prepared as though the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has limited capital resources and has incurred recurring operating losses and negative cash flows from operations since inception. As of March 31, 2026, the Company had an accumulated deficit of approximately $814.2 million and net cash used in operating activities was approximately $5.4 million during the three months ended March 31, 2026. Management expects to continue to incur operating losses and negative cash flows from operations in the future. The Company has financed its operations to date from proceeds from the sale of convertible preferred stock, common stock, warrants, loans, convertible promissory notes, collaboration agreements and royalty sales.

As of March 31, 2026, the Company had cash, cash equivalents, marketable securities and restricted cash of $78.2 million. The Company believes that this amount will be sufficient to meet the Company’s operating commitments for at least twelve months from the date that its interim condensed financial statements are issued. On October 23, 2025, the Company completed a private placement of preferred stock and warrants for up to $200 million in gross proceeds, before deducting placement agent fees and other expenses, through a private placement that included an initial upfront funding of $80 million in gross proceeds in exchange for 80,000 shares of the Company’s Series A convertible preferred stock, and up to an additional $80 million in gross proceeds if all 80,000 Tranche A warrants are exercised, subject to the terms and conditions specified therein. Additional proceeds of $40 million may be received in connection with cash exercise of all 40,000 Tranche B warrants upon the achievement of a milestone event.

The net proceeds of this private placement is being used to finance the confirmatory Phase 3 trial of roluperidone, preparation and resubmission of its NDA, the readiness of the commercial launch of roluperidone in the U.S., if approved, and for working capital and general corporate purposes.

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

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim reporting and the requirements of the Securities and Exchange Commission (“SEC”) in accordance with Regulation S-X, Rule 8-03. Under those rules, certain notes and financial information that are normally required for annual financial statements can be condensed or omitted. In the opinion of the Company’s management, the accompanying financial statements contain all adjustments (consisting of items of a normal and recurring nature) necessary to present fairly the financial position as of March 31, 2026, the results of operations for the three months ended March 31, 2026 and 2025 and cash flows for the three months ended March 31, 2026 and 2025. The results of operations for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for the full year. The consolidated balance sheet as of December 31, 2025 was derived from the audited annual financial statements. The accompanying unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2025 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 11, 2026.

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

Marketable securities

Marketable securities consists of U.S. treasury securities, commercial paper, and corporate debt securities maturing in eleven months or less. Based on the Company’s intentions regarding its marketable securities, all marketable securities are classified as held-to-maturity and are carried under the amortized cost approach. The Company’s investments in U.S. treasury securities are classified as Level 1 within the fair value hierarchy and it’s investments in commercial paper and corporate debt securities are classified as Level 2. As of March 31, 2026, remaining final maturities of marketable securities ranged from June 2026 to March 2027, with a weighted average remaining maturity of approximately seven months. The Company did not hold any marketable securities as of December 31, 2025. The following table provides the amortized cost basis, unrealized gains/(losses) and the fair value of investments in held-to-maturity securities as of March 31, 2026:

	March 31, 2026
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Marketable securities:
U.S. Treasury securities	$2,007,391	$—	$(731)	$2,006,660
Commercial paper	40,933,295	—	(69,328)	40,863,967
Corporate debt securities	2,464,440	—	(6,490)	2,457,950
Marketable securities:	$45,405,126	$—	$(76,549)	$45,328,577

Restricted cash

Cash accounts with any type of restriction are classified as restricted. The Company maintained restricted cash balances as collateral for corporate credit cards in the amount of $0.1 million at each of March 31, 2026 and December 31, 2025.

Deferred offering costs

Deferred offering costs consist of legal, accounting and other direct costs incurred in connection with the Company’s registration statement on Form S-3 (File No. 333-294203), which was declared effective by the SEC on March 19, 2026. These costs have been capitalized and will be offset against the proceeds of any future offering under the registration statement. If no offering is completed, such costs will be expensed.

Warrant liability

In conjunction with the issuance of Series A Preferred Stock and Preferred Tranche A and Tranche B Warrants, the Company established a warrant liability as of October 23, 2025, representing the fair value of the warrants issued, which was determined using a binomial valuation model. The Company accounts for these warrants as liabilities in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity, due to the Fundamental Transaction provisions contained and defined in both the Tranche A and Tranche B Warrants, as such provisions do not distinguish between transactions that are within the Company’s control and those that are not. Specifically, if, at any time while the warrants are outstanding, the Company shall enter into or be party to a Fundamental Transaction, then the Company (or the successor entity) shall purchase all outstanding warrants from the holders by paying to the holders cash in an amount equal to the Black Scholes Value of the remaining unexercised portion of each warrant on the effective date of such Fundamental Transaction. As such, the warrant liability was initially measured at fair value and is remeasured at fair value at each reporting date, with changes in fair value recognized in earnings. The warrant liability is measured using Level 3 inputs within the fair value hierarchy. See Note 7 for additional information regarding the warrant liability and related valuation assumptions.

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

The following tables present information about the Company’s assets and liabilities as of March 31, 2026 and December 31, 2025, measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value:

	March 31, 2026
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$24,701,228	$24,701,228	$—	$—
U.S. Treasury securities	$2,007,391	$2,007,391	$—	$—
Commercial paper	$40,933,295	$—	$40,933,295	$—
Corporate debt securities	$2,464,440	$—	$2,464,440	$—
Liabilities:
Warrant liability	$278,596,901	$—	$—	$278,596,901

	December 31, 2025
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$79,327,870	$79,327,870	$—	$—
Liabilities:
Warrant liability	$171,464,575	$—	$—	$171,464,575

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

The Company’s financial instruments consist of cash and cash equivalents, marketable securities, restricted cash, accounts payable, accrued expenses, warrant liability and liabilities related to the sale of future royalties. The carrying amounts of cash and cash equivalents, restricted cash, accounts payable, and accrued expenses approximate fair value because of their short-term nature. See Note 7 for additional information regarding the warrant liability and related valuation assumptions.

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

The Company’s operations are organized into one operating and one reportable segment focused on the development and commercialization of roluperidone. The one operating segment is managed on a consolidated basis. The operating segment’s revenue would be generated from commercial sales or license agreements of roluperidone, however, roluperidone has not been approved for commercialization and the Company has not received any revenue in connection with the sale or license of roluperidone. Furthermore, except for most of Asia, the Company has global commercialization rights for roluperidone.

The CODM does not evaluate operating segments using asset or liability information and therefore it is not disclosed. The following table summarizes the reportable segment’s financial information:

	Three Months Ended March 31,
	2026	2025
Expenses
Research and development staff related expenses (1)	$510,229	$465,991
External research and development costs (2)	3,935,275	794,420
Research and development stock compensation expenses (non-cash)	737,937	99,699
General and administrative staff related expenses (1)	1,677,888	942,631
General and administrative stock compensation expenses (non-cash)	7,972,365	197,530
Total	14,833,694	2,500,271
Other segment expense, net (3)	1,837,858	1,402,613
Total expenses	16,671,552	3,902,884
Loss from operations	(16,671,552)	(3,902,884)
Reconciling items:
Foreign exchange (losses) gains	(1,804)	(8,376)
Investment income	629,602	158,288
Changes in fair value of the warrant liability	(109,360,630)	—
Net loss	$(125,404,384)	$(3,752,972)

(1) Staff related expenses consist of salary, bonus, accrued settlement payments, and fringe benefits.

(2) External research and development expenses primarily consist of the C19 trial costs and consultant fees in 2026 and consultant fees in 2025.

(3) Other segment expense, net primarily consists of insurance, consultant, audit, legal, board, facilities, travel, and membership fees.

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

NOTE 3 — ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following:

	March 31, 2026	December 31, 2025
Research and development costs and other accrued expenses	$680,597	$1,013,200
Professional fees	504,777	637,566
Accrued settlement payment(1)	782,115	—
Accrued bonus	355,729	—
Vacation pay	40,750	—
Accrued expenses and other current liabilities	$2,363,968	$1,650,766

(1) Accrued payment related to Geoffrey Race’s settlement agreement. See Note 10 for additional information.

NOTE 4 — NET LOSS PER SHARE OF COMMON STOCK

Diluted loss per share is the same as basic loss per share for all periods presented as the effects of potentially dilutive items were anti-dilutive given the Company’s net loss. Basic loss per share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding, plus potential outstanding common stock for the period. Potential outstanding common stock includes stock options and warrants, but only to the extent that their inclusion is dilutive. Performance-based restricted stock units are excluded from the calculation of dilutive potential common shares until the performance conditions have been achieved on the basis of the assumption that the end of the reporting period was the end of the contingency period, if such issuable shares are dilutive.

In June 2023, in connection with a private placement, the Company issued and sold pre-funded warrants exercisable for an aggregate of 575,575 shares of common stock. The purchase price of the pre-funded warrants was $9.99 per share, which was paid to the Company upon issuance of the pre-funded warrants. The exercise price of the pre-funded warrants is $0.01 per share. The pre-funded warrants are exercisable by the holders at any time and do not expire. As the remaining shares underlying the pre-funded warrants are issuable for nominal consideration of $0.01 per share, 575,575 shares of common stock underlying the unexercised pre-funded warrants were considered outstanding for purposes of the calculation of loss per share as of March 31, 2026 and 2025.

The following table sets forth the computation of basic and diluted loss per share for common stockholders:

	Three Months Ended March 31,
	2026	2025
Net loss	$(125,404,384)	$(3,752,972)
Weighted average shares of common stock outstanding	43,900,426	7,568,981
Net loss per share of common stock – basic and diluted	$(2.86)	$(0.50)

The following securities outstanding at March 31, 2026 and 2025 have been excluded from the calculation of weighted average shares outstanding as their effect on the calculation of loss per share is antidilutive:

	Three Months Ended March 31,
	2026	2025
Common stock options	8,985,678	1,486,297
Performance-based restricted stock units	217,495	228,209
Common stock warrants	—	5,099
Series A preferred stock (1)	1,559,008	—
Series A preferred stock warrants(2)	56,192,400	—

(1)
An aggregate of 3,296 shares of Series A Preferred Stock remain outstanding, which are convertible into an aggregate of 1,559,008 shares of common stock, subject to the limitations on conversion set forth in the Certificate of Designation. See Note 6 for additional information regarding the Company’s Series A Preferred Stock. Shares of the Series A Preferred Stock are classified as temporary equity and excluded from the calculation of weighted average shares outstanding.
(2)
As of March 31, 2026, there were outstanding (i) Preferred Tranche A Warrants to purchase an aggregate of 78,800 shares of the Company’s Series A Preferred Stock, which are convertible into 37,272,400 shares of its common stock and (ii) Preferred Tranche B Warrants to purchase an aggregate of 40,000 shares of the Company’s Series A Preferred Stock, which are convertible into 18,920,000 shares of its common stock. Both the Tranche A Warrants and Tranche B Warrants are subject to the limitations on conversion set forth in the Certificate of Designation. See Note 6 for additional information regarding the Company’s Series A Preferred Stock and Warrants.

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

NOTE 6 — REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT

Private Placement of Series A Preferred Stock and Warrants

On October 21, 2025, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with certain accredited investors, pursuant to which the Company agreed to issue and sell, in a private placement (the “Private Placement”), (i) 80,000 shares of Series A Convertible Preferred Stock, par value $0.0001 per share (“Series A Preferred Stock”), at a purchase price of $1,000 per share, (ii) tranche A warrants (the “Preferred Tranche A Warrants”) to acquire shares of Series A Preferred Stock (the “Tranche A Warrant Shares”) and (iii) tranche B warrants (the “Preferred Tranche B Warrants,” together with the Preferred Tranche A Warrants, the “Preferred Warrants”) to acquire shares of Series A Preferred Stock for an aggregate offering price of up to $200 million. The Private Placement closed on October 23, 2025 (the “Closing Date”), pursuant to which the Company received aggregate gross proceeds of $80.0 million, before deducting placement agent fees, financial advisor fees, and other offering expenses. The Company incurred approximately $5.7 million in offering costs, including deferred issuance costs included within accounts payable as of March 31, 2026, resulting in net proceeds of approximately $74.3 million. $3.1 million of the offering costs were allocated to the Preferred Warrants, which are classified as liabilities, and expensed as incurred. $2.6 million of the offering costs attributable to the issuance of Series A Preferred Stock were recorded as a reduction of the carrying value of the Preferred Stock. On the Closing Date, the Company recorded a loss on issuance of convertible preferred stock and warrants of $321.5 million, reflecting the initial fair values of the Series A Preferred Stock of $184.6 million and the warrants of $216.9 million, offset by $80.0 million in gross proceeds received from investors. The value of the Series A Preferred Stock at issuance was determined based on the contractual conversion ratio multiplied by the closing price of the Company’s common stock on the Closing Date. See Note 7 for additional information regarding the warrant liability and related valuation assumptions.

On December 23, 2025, following the announcement of the stockholders’ approval of the issuance of common stock issuable upon conversion of the Series A Preferred Stock, the Company issued an aggregate of 36,280,992 shares of common stock upon the automatic conversion of an aggregate of 76,704 shares of Series A Preferred Stock in accordance with the terms set forth in the Certificate of Designation of Preferences, Rights and Limitations of the Series A Convertible Voting Preferred Stock (the “Certificate of Designation”). As of March 31, 2026, an aggregate of 3,296 shares of Series A Preferred Stock remain outstanding, which are convertible into an aggregate of 1,559,008 shares of common stock, subject to the limitations on conversion set forth in the Certificate of Designation. Each share of Series A Preferred Stock automatically converted into the number of shares of common stock at the conversion price of $2.11 per share, rounded down to the nearest whole share, subject to the terms and limitations contained in the Certificate of Designation, including that shares of Series A Preferred Stock shall not be convertible if the conversion would result in a holder beneficially owning more than 9.99% (the “Beneficial Ownership Limitation”) of the Company’s outstanding shares of common stock as of the applicable conversion date. By written notice to the Company, the holder may from time to time increase or decrease the Beneficial Ownership Limitation to any other percentage not in excess of 19.99% specified in such notice; provided, that any increase in the Beneficial Ownership Limitation will not be effective until the 61st day after such notice is delivered to the Company.

Each Preferred Tranche A Warrant has an exercise price of $1,000 and may only be exercised for cash. The Preferred Tranche A Warrants are immediately exercisable upon issuance for an aggregate of 80,000 shares of Series A Preferred Stock for an aggregate cash exercise price of up to $80 million until the tenth day following the date of the Company’s public announcement that it has achieved, on a statistically significant basis, the primary endpoint of its Phase 3 confirmatory trial of roluperidone in schizophrenia at the 12-week timepoint (the “Milestone Event”). As of March 31, 2026, an aggregate of 78,800 Preferred Tranche A Warrants remaining outstanding.

Each Preferred Tranche B Warrant has an exercise price of $1,000 and may be exercised by a cashless exercise. The Preferred Tranche B Warrants are exercisable for an aggregate of 40,000 shares of Series A Preferred Stock for an aggregate cash exercise price of up to $40 million commencing on the earlier of (i) the Company’s public announcement of the Milestone Event and (ii) the three year anniversary of the Closing Date. The Preferred Tranche B Warrants will expire on the four (4)-year anniversary of the Closing Date. As of March 31, 2026, an aggregate of 40,000 Preferred Tranche B Warrants remaining outstanding.

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

Series A Convertible Preferred Stock

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

Warrant Exercises

In March 2026, 1,200 Preferred Tranche A Warrants were exercised at an exercise price of $1,000 per share, resulting in total proceeds of $1,200,000 to the Company. The warrants were converted into Series A Preferred Stock, which were immediately converted into 567,600 shares of the Company’s common stock. Following these exercises, 78,800 Preferred Tranche A Warrants remain outstanding.

Preferred Stock

The Company is authorized to issue 100,000,000 shares of preferred stock, $0.0001 par value per share, including 200,000 shares of Series A Preferred Stock, $0.0001 par value per share. No preferred shares were issued or outstanding as of March 31, 2026 and December 31, 2025, other than shares of the Series A Preferred Stock.

NOTE 7 — WARRANT LIABILITY

In conjunction with the issuance of Series A Preferred Stock and Preferred Tranche A and Tranche B Warrants (the “Warrants”) as described in Note 6, the Company established a warrant liability.

The Warrants meet the definition of freestanding instruments and are classified as liabilities in accordance with ASC 480, Distinguishing Liabilities from Equity. The Warrants were initially recognized at fair value and are subject to remeasurement at each balance sheet date after issuance. Any change in fair value is recognized as a component of other income (expense) in the statements of operations in the period of change. For the three months ended March 31, 2026 and 2025, the Company recognized a $109.4 million loss and no gain or loss, respectively, related to changes in the fair value of the warrant liability, which is included in other income (expense) in the statements of operations. In addition to the valuation inputs described below, there is an indirect relationship between the Company’s share price and the fair value of the warrant liability, whereby changes in the share price influence the valuation model used to determine fair value.

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

The table below summarizes the valuation inputs used in the binomial model for the liability associated with the Warrants at March 31, 2026:

	March 31, 2026
	Tranche A Warrants	Tranche B Warrants
Scenario 1: Milestone Successfully Achieved
Discount rate	3.73%	3.73%
Time period between valuation date and Milestone Event	1.75	1.75
Risk-neutral probability of Milestone Event achievement	48.00%	48.00%
Probability-weighted present value of the Series A Preferred Warrants	$2,264.20	$2,375.40
Scenario 2: Milestone Not Achieved
Discount rate	3.73%	3.73%
Time period between valuation date and Milestone Event	1.75	1.75
Risk-neutral probability of Milestone Event achievement	52.00%	52.00%
Probability-weighted present value of the Series A Preferred Warrants	$43.50	$43.50
Fair Value of Series A Warrants	$2,307.70	$2,418.80

The table below summarizes the valuation inputs used in the binomial model for the liability associated with the Warrants at December 31, 2025:

	12/31/2025
	Tranche A Warrants	Tranche B Warrants
Scenario 1: Milestone Successfully Achieved
Discount rate	3.52%	3.52%
Time period between valuation date and Milestone Event	2.00	2.00
Risk-neutral probability of Milestone Event achievement	49.00%	49.00%
Probability-weighted present value of the Series A Preferred Warrants	$1,360.60	$1,500.60
Scenario 2: Milestone Not Achieved
Discount rate	3.52%	3.52%
Time period between valuation date and Milestone Event	2.00	2.00
Risk-neutral probability of Milestone Event achievement	51.00%	51.00%
Probability-weighted present value of the Series A Preferred Warrants	$21.60	$21.60
Fair Value of Series A Warrants	$1,382.20	$1,522.20

The table below summarizes the valuation inputs used in the Black-Scholes Option Pricing Model for the Warrants at March 31, 2026 and December 31, 2025.

	March 31, 2026	December 31, 2025
Term to expiration	1.81	1.81
Risk-free interest rate	3.73%	3.51%
Volatility	117.50%	117.50%
Dividend yield	0.00%	0.00%

The Company estimated the fair value of the Tranche A Warrants and Tranche B Warrants to be $181.8 million and $96.8 million, respectively, as of March 31, 2026, and $110.6 million and $60.9 million, respectively, as of December 31, 2025. The Company also recognized approximately $2.2 million of losses related to the exercise of Preferred Tranche A Warrants in 2026. These losses represent an additional non-cash expense included in changes in fair value of the warrant liability in the Company’s consolidated statements of operations. The following table provides a summary of the Company’s warrant liability fair value estimates as of March 31, 2026, and the changes in Level 3 fair value measurements during the three months ended March 31, 2026:

Three Months Ended March 31, 2026
Fair value, January 1, 2026	$171,464,575
Issuance of common stock upon exercise of warrants	(2,228,304)
Changes in fair value of the warrant liability	109,360,630
Fair value, March 31, 2026	$278,596,901

NOTE 8 — STOCK AWARD PLAN AND STOCK-BASED COMPENSATION

In December 2013, the Company adopted the 2013 Equity Incentive Plan (as subsequently amended and restated, the “Plan”), which provides for the issuance of options, stock appreciation rights, stock awards and stock units. As of March 31, 2026, the total shares authorized for issuance under the Plan were 14,578,917.

Stock Option Awards

Stock option activity for employees and non-employees for the three months ended March 31, 2026 is as follows:

	Shares Issuable Pursuant to Stock Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Terms (years)	Total Intrinsic Value (in thousands)
Outstanding January 1, 2026	8,173,509	$4.73	9.5	$1,270

Granted	812,169	$6.37
Exercised	—	$—
Cancelled/Forfeited	—	$—
Expired	—	$—
Outstanding March 31, 2026	8,985,678	$4.87	8.2	$16,270
Exercisable March 31, 2026	2,601,033	$6.35	4.7	$4,593
Available for future grant	5,044,631

The weighted average grant-date fair value of stock options outstanding on March 31, 2026 and 2025 was $4.22 per share and $6.16 per share, respectively. Total unrecognized compensation costs related to non-vested stock options at March 31, 2026 were approximately $22.2 million and are expected to be recognized within future operating results over a weighted-average period of 3.5 years. Generally, stock options are granted using exercise prices equal to the market price at the date of grant, vest over four years for employees and one year for directors, and are exercisable over a maximum period of 10 years from their grant dates.

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

The Company uses the Black-Scholes model to estimate the fair value of stock options granted. There were no stock options granted during the three months ended March 31, 2025. For stock options granted during the three months ended March 31, 2026, the Company utilized the following assumptions:

Three Months Ended March 31, 2026
Expected term (years)	5.31 - 6.25
Risk free interest rate	3.75% - 4.03%
Volatility	130% - 133%
Dividend yield	0%
Weighted-average fair value of options granted during the period	$5.82

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

On April 28, 2023, the Compensation Committee of the Company’s board of directors certified the achievement of a performance condition occurring upon FDA acceptance of the NDA for roluperidone. As a result, 50% of the shares of common stock underlying the Company’s PRSUs vested and the Company recognized approximately $0.2 million in non-cash compensation expense, representing 50% of the incremental cost of the PRSUs granted under the Exchange Program. The incremental cost was measured as the excess of the fair value of each new PRSU, measured as of the date the new PRSUs were granted, over the fair value of the stock options surrendered in exchange for the new PRSU, measured immediately prior to the cancellation. The remaining PRSUs vest upon roluperidone receiving FDA marketing approval, provided that such approval occurs within five years after the August 6, 2021 grant date. As of March 31, 2026, 228,213 PRSUs have vested, 30,932 have been cancelled, and 217,495 remain outstanding.

The following table presents stock-based compensation expense included in the Company’s consolidated statements of operations, including $6.6 million recognized in connection with the modification of stock options granted to Mr. Race pursuant to the settlement agreement described in Note 10.

	Three Months Ended March 31,
	2026	2025
Research and development	$737,937	$99,699
General and administrative	7,972,365	197,530
Total	$8,710,302	$297,229

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

NOTE 10 — RELATED PARTY TRANSACTIONS

Settlement Agreement and Consulting Agreement with Geoffrey Race

On March 30, 2026, the Company, Mind-NRG SARL (“Mind-NRG”), and Mr. Geoffrey Race entered into the Settlement Agreement, pursuant to which Mr. Race resigned from his role as President of the Company and as a Director of Mind-NRG, effective March 31, 2026. Under the Settlement Agreement, the Company agreed to make a payment to Mr. Race, in lieu of the 12-month notice entitlement provided by Mr. Race’s Employment Agreement with Mind-NRG, dated as of August 1, 2016 (as amended by that certain First Amendment to Employment Agreement, effective October 11, 2020), which payment consists of (i) a one-time payment in the amount of his annual salary, (ii) 12-months’ pension contributions and (iii) a pro-rated portion of his 2026 bonus-entitlement. In addition, in consideration of Mr. Race’s execution of a general release of claims and his compliance with the other terms of the Settlement Agreement, the Company agreed to provide Mr. Race with the following separation benefits: (x) a one-time severance payment of £30,000; (y) payments in lieu of 12-months’ private medical insurance contributions and life assurance contributions and (z) reimbursement of Mr. Race’s reasonable legal fees incurred in connection with obtaining advice on the termination of his employment and the terms of the Settlement Agreement, up to a maximum of £15,000 plus VAT. With respect to Mr. Race’s outstanding stock options to purchase shares of Common Stock granted pursuant to the 2013 Plan, the Company agreed to treat all such options as fully vested effective as of March 31, 2026, and to extend the period during which Mr. Race may exercise such options until midnight U.S. Eastern Time on January 1, 2030, after which time the options will lapse and cease to be exercisable.

Also on March 30, 2026, the Company entered into a consultancy agreement (the “Consultancy Agreement”) with Mr. Race. The Consultancy Agreement commenced on April 15, 2026 and continues until April 14, 2027 (the “Consulting Period”), unless earlier terminated by either party upon one month’s prior written notice, or by the Company upon the occurrence of certain termination events, including gross misconduct or material breach by Mr. Race. During the Consulting Period, Mr. Race is entitled to receive consulting fees in amounts of £333 per hour, for a minimum of 35 hours per month. At the discretion of the Company’s Compensation Committee, Mr. Race may be eligible to receive options to acquire shares of Common Stock under the 2013 Plan.

NOTE 11 — SUBSEQUENT EVENT

None.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with our condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our annual audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2025 as filed with the Securities and Exchange Commission (“SEC”) on March 11, 2026. This discussion and analysis contains forward-looking statements that involve significant risks and uncertainties. Our actual results, performance or experience could differ materially from what is indicated by any forward-looking statement due to various important factors, risks and uncertainties, including, but not limited to, those set forth under “Risk Factors” included elsewhere in this Quarterly Report on Form 10-Q.

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

Consistent with the previous Phase 2b (C03) and Phase 3 (C07) clinical trials of roluperidone, the new Phase 3 confirmatory trial, which we refer to as the C19 trial, will include patients diagnosed with schizophrenia who present with stable impairing negative symptoms and stable positive symptoms for the six months prior to entering the trial. We agreed with the FDA that best efforts will be made to secure 25-30% of patients from the United States, subject to competitive recruitment. The FDA confirmed that roluperidone can be studied in monotherapy where patients will receive a double-blinded single daily 64 mg dose of roluperidone or placebo. The FDA advised that, to support a monotherapy indication, it would be necessary to assess relapses on an observational basis for at least 52 weeks, in patients treated in monotherapy with roluperidone, placebo or antipsychotics. The FDA also stated that it would consider a resubmission of the NDA that included a double-blind, placebo- or active-controlled trial of roluperidone with a duration of at least 52 weeks with the efficacy primary endpoint at week 12.

On March 31, 2026, we announced that the first patient had been screened in the C19 trial. The trial is designed to enroll 380 patients, randomized on a 1:1 basis to receive either placebo or a double-blinded single daily 64 mg dose of roluperidone. The primary efficacy endpoint is expected to be the change from baseline in the PANSS Marder negative symptoms factor score (“NSFS”) at 12 weeks of treatment with roluperidone compared to placebo. Following the initial 12-week treatment period, patients are expected to enter a 40-week relapse assessment phase, during which patients will crossover to receive either a daily 64 mg dose of roluperidone or antipsychotics. We currently expect topline efficacy results in the second half of 2027 and relapse assessment data in the second half of 2028.

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

We have not received any regulatory approvals to commercialize any of our product candidates, and we have not generated any revenue from the sales or license of our product candidates. We routinely evaluate the status of our drug development programs as well as potential strategic options. We have incurred significant operating losses since inception and expect to continue to incur net losses and negative cash flows from operating activities for the foreseeable future. As of March 31, 2026 and December 31, 2025, we had an accumulated deficit of $814.2 million and $688.8 million, respectively. For the three months ended March 31, 2026 and 2025, we recorded net loss of $125.4 million and $3.8 million, respectively. We expect our clinical and administrative costs will increase as we begin to incur clinical trial costs and hire additional support staff to support the Phase 3 trial of roluperidone.

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

Results of Operations

Comparison of Three Months Ended March 31, 2026 versus March 31, 2025

Research and Development Expenses

Research and development expenses were $5.3 million and $1.4 million for the three months ended March 31, 2026 and 2025, respectively, an increase of approximately $3.9 million. The increase in research and development expenses was primarily due to expenses related to the initiation of the C19 trial as well as higher compensation costs. Non-cash stock compensation costs included in research and development expenses were $0.7 million and $0.1 million for the three months ended March 31, 2026 and 2025, respectively.

General and Administrative Expenses

General and administrative expenses were $11.4 million and $2.5 million for the three months ended March 31, 2026 and 2025, respectively, an increase of approximately $8.9 million. The increase in general and administrative expenses was primarily due to costs related to Mr. Race’s settlement agreement, which included a $6.6 million one-time, non-cash charge related to the modification of the terms of previously granted stock options, as well as higher professional service fees and compensation costs. Non-cash stock compensation costs included in general and administrative expenses were $8.0 million and $0.2 million for the three months ended March 31, 2026 and 2025, respectively.

Foreign Exchange Losses

Foreign exchange losses were $2 thousand and $8 thousand for the three months ended March 31, 2026 and 2025, respectively, a decrease of $6 thousand, primarily due to currency movements.

Investment Income

Investment income was $0.6 million and $0.2 million for the three months ended March 31, 2026 and 2025, respectively, an increase of approximately $0.4 million, primarily due to cash equivalents and marketable securities balances and interest rates.

Changes in fair value of the warrant liability

Changes in fair value of the warrant liability were a loss of $109.4 million and zero for the three months ended March 31, 2026 and 2025, respectively, a decrease of $109.4 million. The loss on the change in fair value of the warrant liability is related to the warrants issued in conjunction with the October 2025 private placement. The fair value of the non-cash warrant liability at March 31, 2026 was $278.6 million. Accordingly, we recognized a non-cash loss of $109.4 million for the three-month period ended March 31, 2026, reflecting both the increase in fair value of the warrant liability and losses recognized upon the exercise of warrants during 2026. This non-cash loss was recorded within other income (expense) in the statement of operations.

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

Non-GAAP total liabilities is defined as GAAP total liabilities, excluding warrant liability and liability related to the sale of future royalties. Reconciliations of reported GAAP total liabilities to non-GAAP total liabilities for the three months ended March 31, 2026 and 2025 were as follows (in thousands):

	March 31, 2026	December 31, 2025
Current liabilities
Accounts payable	$2,118	$639
Accrued expenses and other current liabilities	2,364	1,651
Total current liabilities	4,482	2,290
Warrant liability	278,597	171,465
Liability related to the sale of future royalties	60,000	60,000
Total liabilities – GAAP	343,079	233,755
Reconciling items:
Warrant liability	(278,597)	(171,465)
Liability related to the sale of future royalties	(60,000)	(60,000)
Total liabilities – non-GAAP	$4,482	$2,290

Non-GAAP adjusted net loss is defined as GAAP net loss, adjusted to exclude non-cash items related to: (i) stock-based compensation expense and (ii) changes in fair value of the warrant liability. Non-GAAP adjusted net loss per share, basic and diluted, is defined as GAAP net loss per share, basic and diluted, adjusted to exclude non-cash items related to: (i) stock-based compensation expense and (ii) changes in fair value of the warrant liability. Reconciliations of reported GAAP net loss to non-GAAP adjusted net loss, and reported GAAP net loss per share, basic and diluted, to non-GAAP adjusted net loss per share, basic and diluted, for the three months ended March 31, 2026 and 2025 were as follows (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2026	2025
Net loss – GAAP	$(125,404)	$(3,753)
Reconciling items:
Stock-based compensation expense	8,710	297
Changes in fair value of the warrant liability	109,360	—
Adjusted net loss – non-GAAP	$(7,334)	$(3,456)

Net loss per share, basic and diluted – GAAP	$(2.86)	$(0.50)
Weighted average shares outstanding, basic and diluted	43,900	7,569
Reconciling items:
Stock-based compensation expense	0.20	0.04
Changes in fair value of the warrant liability	2.49	—
Net loss per share, basic and diluted – non-GAAP	$(0.17)	$(0.46)
Weighted average shares outstanding, basic and diluted	43,900	7,569

Liquidity and Capital Resources

Sources of Liquidity

As of March 31, 2026, we had an accumulated deficit of approximately $814.2 million. We anticipate that we will continue to incur net losses for the foreseeable future as we continue the development and potential commercialization of our product candidates and to support our operations as a public company. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we may never generate product revenue or achieve profitability. As of March 31, 2026, we had approximately $78.2 million in cash, cash equivalents, marketable securities and restricted cash, which we believe will be sufficient to meet our operating commitments for the next 12 months from the date our interim condensed financial statements are issued. Our cash requirements primarily relate to expenditures to support the development of roluperidone, which includes advancing the program through the regulatory process.

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

Private Placement of Series A Preferred Stock and Warrants

On October 21, 2025, we entered into a securities purchase agreement (the “Securities Purchase Agreement”) with certain accredited investors, pursuant to which we agreed to issue and sell, in a private placement (the “Private Placement”), (i) 80,000 shares of Series A Convertible Preferred Stock, par value $0.0001 per share (“Series A Preferred Stock”), at a purchase price of $1,000 per share, (ii) tranche A warrants (the “Preferred Tranche A Warrants”) to acquire shares of Series A Preferred Stock (the “Tranche A Warrant Shares”) and (iii) tranche B warrants (the “Preferred Tranche B Warrants,” together with the Preferred Tranche A Warrants, the “Preferred Warrants”) to acquire shares of Series A Preferred Stock for an aggregate offering price of up to $200 million. The Private Placement closed on October 23, 2025 (the “Closing Date”), pursuant to which we received aggregate gross proceeds of $80.0 million, before deducting placement agent fees, financial advisor fees, and other offering expenses. We incurred approximately $5.7 million in offering costs, including deferred issuance costs included within accounts payable as of March 31, 2026, resulting in net proceeds of approximately $74.3 million. $3.1 million of the offering costs were allocated to the Preferred Warrants, which are classified as liabilities, and expensed as incurred. $2.6 million of the offering costs attributable to the issuance of Series A Preferred Stock were recorded as a reduction of the carrying value of the Preferred Stock. On the Closing Date, we recorded a loss on issuance of convertible preferred stock and warrants of $321.5 million, reflecting the initial fair values of the Series A Preferred Stock of $184.6 million and the warrants of $216.9 million, offset by $80.0 million in gross proceeds received from investors. The value of the Series A Preferred Stock at issuance was determined based on the contractual conversion ratio multiplied by the closing price of our common stock on the Closing Date. For further discussion regarding the warrant liability and related valuation assumptions, please refer to Note 7, Warrant Liability, to our condensed consolidated financial statements appearing elsewhere in this Form 10-Q.

On December 23, 2025, following the announcement of the stockholders’ approval of the issuance of common stock issuable upon conversion of the Series A Preferred Stock, we issued an aggregate of 36,280,992 shares of common stock upon the automatic conversion of an aggregate of 76,704 shares of Series A Preferred Stock in accordance with the terms set forth in the Certificate of Designation of Preferences, Rights and Limitations of the Series A Convertible Voting Preferred Stock (the “Certificate of Designation”). As of March 31, 2026, an aggregate of 3,296 shares of Series A Preferred Stock remain outstanding, which are convertible into an aggregate of 1,559,008 shares of common stock, subject to the limitations on conversion set forth in the Certificate of Designation. Each share of Series A Preferred Stock automatically converted into the number of shares of common stock at the conversion price of $2.11 per share, rounded down to the nearest whole share, subject to the terms and limitations contained in the Certificate of Designation, including that shares of Series A Preferred Stock shall not be convertible if the conversion would result in a holder beneficially owning more than 9.99% (the “Beneficial Ownership Limitation”) of our outstanding shares of common stock as of the applicable conversion date. By written notice to us, the holder may from time to time increase or decrease the Beneficial Ownership Limitation to any other percentage not in excess of 19.99% specified in such notice; provided, that any increase in the Beneficial Ownership Limitation will not be effective until the 61st day after such notice is delivered to us.

Each Preferred Tranche A Warrant has an exercise price of $1,000 and may only be exercised for cash. The Preferred Tranche A Warrants are immediately exercisable upon issuance for an aggregate of 80,000 shares of Series A Preferred Stock for an aggregate cash exercise price of up to $80 million until the tenth day following the date of our public announcement that we have achieved, on a statistically significant basis, the primary endpoint of our Phase 3 confirmatory trial of roluperidone in schizophrenia at the 12-week timepoint (the “Milestone Event”). As of March 31, 2026, an aggregate of 78,800 Preferred Tranche A Warrants remaining outstanding.

Each Preferred Tranche B Warrant has an exercise price of $1,000 and may be exercised by a cashless exercise. The Preferred Tranche B Warrants are exercisable for an aggregate of 40,000 shares of Series A Preferred Stock for an aggregate cash exercise price of up to $40 million commencing on the earlier of (i) our public announcement of the Milestone Event and (ii) the three year anniversary of the Closing Date. The Preferred Tranche B Warrants will expire on the four (4)-year anniversary of the Closing Date. As of March 31, 2026, an aggregate of 40,000 Preferred Tranche B Warrants remaining outstanding.

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

Warrant Exercises

In March 2026, 1,200 Preferred Tranche A Warrants were exercised at an exercise price of $1,000 per share, resulting in total proceeds of $1,200,000 to us. The warrants were converted into Series A Preferred Stock, which were immediately converted into 567,600 shares of our common stock. Following these exercises, 78,800 Preferred Tranche A Warrants remain outstanding.

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

Until such time, if ever, as we can generate substantial revenue from product sales, we expect to finance our cash needs through a combination of equity offerings, debt financings, government or other third-party funding, commercialization, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of our common stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Additional debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through government or other third party funding, commercialization, marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us. There can be no assurance that such additional funding, if available, can be obtained on terms acceptable to us, and our ability to raise additional capital may be adversely impacted by global economic conditions, geopolitical conflicts, such as the war in Ukraine and hostilities in the Middle East, and other factors. If we are unable to obtain additional financing, future operations would need to be scaled back or discontinued. We believe that our existing cash, cash equivalents, marketable securities and restricted cash will be sufficient to meet our cash commitments for at least the next 12 months after the date that the financial statements are issued. The timing of future capital requirements depends upon many factors including the size and timing of future clinical trials, the timing and scope of any strategic partnering activity and the progress of other research and development activities.

Cash Flows

The tables below set forth our significant sources and uses of cash for the periods.

	Three Months Ended March 31,
	2026	2025
	(dollars in millions)
Net cash (used in) provided by:
Operating activities	$(5.4)	$(4.1)
Investing activities	(45.3)	—
Financing activities	1.1	—
Net decrease in cash	$(49.6)	$(4.1)

Net Cash Used in Operating Activities

Net cash used in operating activities of approximately $5.4 million during the three months ended March 31, 2026 was primarily due to our net loss of $125.4 million, partially offset by a $109.4 million increase in fair value of the warranty liability, stock-based compensation expense of $8.7 million, a $1.5 million increase in accounts payable, and a $0.8 million increase in accrued expenses.

Net cash used in operating activities of approximately $4.1 million during the three months ended March 31, 2025 was primarily due to our net loss of $3.8 million, and a $1.0 million decrease in accounts payable, partially offset by stock-based compensation expense of $0.3 million, a $0.3 million decrease in prepaid expenses, and a $0.1 million increase in accrued expenses.

Net Cash Used in Investing Activities

Net cash used in investing activities of approximately $45.3 million during the three months ended March 31, 2026 was primarily due to the purchase of marketable securities.

Net cash used in investing activities was zero during the three months ended March 31, 2025.

Net Cash Provided by Financing Activities

Net cash provided by financing activities of approximately $1.1 million during the three months ended March 31, 2026 was primarily due to the proceeds from the exercise of Preferred Tranche A Warrants.

Net cash provided by financing activities was zero during the three months ended March 31, 2025.

Critical Accounting Policies and Estimates

In our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, our most critical accounting policies and estimates upon which our financial status depends were identified as those relating to research and development costs; goodwill; and the liability related to the sale of future royalties. We reviewed our policies and determined that those policies were our most critical accounting policies for the three months ended March 31, 2026.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board and are adopted by us as of the specified effective date. See Note 2 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 and Note 2 in our condensed consolidated financial statements appearing elsewhere in this Form 10-Q for a description of recent accounting pronouncements applicable to our financial statements. We are currently evaluating the impact that recently issued, but not yet adopted, accounting pronouncements will have on the condensed consolidated financial statements or have determined they do not apply to our operations.

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

Our management, with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2026. Based on the evaluation of our disclosure controls and procedures as of March 31, 2026, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

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

Item 1A. Risk Factors

We operate in a rapidly changing environment that involves a number of risks which could materially affect our business, financial condition or future results, some of which are beyond our control. In addition to the other information set forth in this Quarterly Report on Form 10-Q, the risks and uncertainties that we believe are most important for you to consider are discussed in Part I-Item 1A under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the Securities and Exchange Commission (“SEC”) on March 11, 2026. The risk factors set forth below are risk factors containing changes, which may be material, from the risk factors previously disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, as filed with the SEC.

We have incurred significant losses since our inception. We expect to continue to incur losses over the next several years and may never achieve or maintain profitability.

We are a clinical development-stage biopharmaceutical company. In November 2013, we merged with Sonkei Pharmaceuticals, Inc. (“Sonkei”), and, in February 2014, we acquired Mind-NRG Sarl (“Mind-NRG”), which were also clinical development-stage biopharmaceutical companies. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval or become commercially viable. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we may never generate product revenue or achieve profitability. Our net loss was $125.4 million and $3.8 million for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, we had an accumulated deficit of approximately $814.2 million.

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

Our operations and the historic operations of Sonkei and Mind-NRG have consumed substantial amounts of cash since inception. As of March 31, 2026, we had cash, cash equivalents, marketable securities and restricted cash of $78.2 million. We believe that this amount will be sufficient to meet our operating commitments for at least twelve months from the date that our interim condensed financial statements are issued.

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

As of March 31, 2026, there were (i) 1,559,008 shares of common stock issuable upon conversion of outstanding Series A Preferred Stock for no additional consideration, (ii) 37,272,400 shares of common stock issuable upon exercise of outstanding tranche A warrants to purchase Series A Preferred Stock and (iii) 18,920,000 shares of common stock issuable upon exercise of outstanding tranche B warrants to purchase Series A Preferred Stock. The outstanding Series A Preferred Stock is convertible any time at the option of the holder thereof subject to beneficial ownership limitations. The tranche A warrants became exercisable immediately upon issuance. The exercise of such warrants and conversion of the Series A Preferred Stock for shares of our common stock will result in further dilution of our stockholders’ investment and could negatively affect the market price of our common stock. In addition, stockholders may experience further dilution if we issue common stock, or securities convertible into common stock, in the future. As a result of this dilution, stockholders may receive significantly less than the full purchase price paid for the shares in the event of liquidation.

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

3.2

Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant, effective June 17, 2022 (incorporated by reference to Exhibit 3.1 to the Registrant’s current report on Form 8-K (File No. 001-36517) filed with the SEC on June 17, 2022).

3.3

Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant, effective December 22, 2025 (incorporated by reference to Exhibit 3.3 to the Registrant’s registration statement on Form S-3 (File No. 333-292410) filed with the SEC on December 23, 2025).

3.4	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s quarterly report on Form 10-Q (File No. 001-36517) filed with the SEC on November 4, 2019).

3.5

Certificate of Designation of Preferences, Rights and Limitations of the Series A Convertible Voting Preferred Stock (incorporated by reference to Exhibit 3.1 to the Registrant’s current report on Form 8-K (File No. 001-36517) filed with the SEC on October 21, 2025).

10.1†

Settlement Agreement, dated as of March 30, 2026, by and among the Registrant, Mind-NRG SARL and Geoffrey Race (incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K (File No. 001-36517) filed with the SEC on April 2, 2026).

10.2†

Consultancy Agreement, effective April 15, 2026, by and between the Registrant and Geoffrey Race (incorporated by reference to Exhibit 10.2 to the Registrant’s current report on Form 8-K (File No. 001-36517) filed with the SEC on April 2, 2026).

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

* Filed herewith.

†Indicates management contract or compensatory plan or arrangement.

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

Date: May 5, 2026