Form 10-Q
period 2026-06-30
Minerva Neurosciences, Inc.
filed 2026-08-07
CIK 1598646

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

The number of shares of Registrant’s Common Stock, $0.0001 par value per share, outstanding as of August 4, 2026, was 47,747,559.

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

PART I – Financial Information

Item 1 – Financial Statements

MINERVA NEUROSCIENCES, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
	2026	2025
Assets
Current assets
Cash and cash equivalents	$24,652,086	$82,301,813
Marketable securities	50,615,164	—
Restricted cash	100,000	100,000
Prepaid expenses and other current assets	4,365,267	697,676
Total current assets	79,732,517	83,099,489

Goodwill	14,869,399	14,869,399
Deferred offering costs	487,029	—
Total assets	$95,088,945	$97,968,888

Liabilities, Redeemable Preferred Stock and Stockholders’ Deficit
Current liabilities
Accounts payable	$1,447,556	$639,707
Accrued expenses and other current liabilities	2,510,505	1,650,766
Total current liabilities	3,958,061	2,290,473
Warrant liability	232,690,185	171,464,575
Liability related to the sale of future royalties	60,000,000	60,000,000
Total liabilities	296,648,246	233,755,048
Commitments and contingencies (Note 9)
Redeemable preferred stock
Series A convertible preferred stock; $0.0001 par value; 200,000 shares authorized; liquidation preference of $0; 5,539 shares issued and outstanding as of June 30, 2026 and 3,296 shares issued and outstanding as of December 31, 2025	11,741,322	4,961,922
Stockholders’ deficit
Common stock; $0.0001 par value; 250,000,000 shares authorized; 47,227,259 shares issued and outstanding as of June 30, 2026 and 43,274,398 shares issued and outstanding as of December 31, 2025	4,723	4,327
Additional paid-in capital	583,432,493	548,047,331
Accumulated deficit	(796,737,839)	(688,799,740)
Total stockholders’ deficit	(213,300,623)	(140,748,082)
Total liabilities, redeemable preferred stock and stockholders’ deficit	$95,088,945	$97,968,888

See accompanying notes to condensed consolidated financial statements.

MINERVA NEUROSCIENCES, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Expenses
Research and development	$7,187,235	$1,298,041	$12,442,201	$2,660,479
General and administrative	3,454,924	2,076,108	14,871,510	4,616,554
Total expenses	10,642,159	3,374,149	27,313,711	7,277,033
Loss from operations	(10,642,159)	(3,374,149)	(27,313,711)	(7,277,033)

Foreign exchange losses	(14,351)	(21,110)	(16,155)	(29,486)
Investment income	569,591	136,671	1,199,193	294,959
Changes in fair value of the warrant liability	27,553,204	—	(81,807,426)	—
Net income (loss)	$17,466,285	$(3,258,588)	$(107,938,099)	$(7,011,560)

Undistributed earnings attributable to participating preferred stock	(819,327)	—	—	—
Net income (loss) attributable to common stockholders	$16,646,958	$(3,258,588)	$(107,938,099)	$(7,011,560)

Net income (loss) per share, basic	$0.36	$(0.43)	$(2.38)	$(0.93)
Weighted average shares outstanding, basic	46,599,044	7,568,981	45,257,190	7,568,981
Net income (loss) per share, diluted	$(0.14)	$(0.43)	$(2.38)	$(0.93)
Weighted average shares outstanding, diluted	79,104,585	7,568,981	45,257,190	7,568,981

See accompanying notes to condensed consolidated financial statements.

MINERVA NEUROSCIENCES, INC.

Condensed Consolidated Statements of Redeemable Preferred Stock and Stockholders’ Deficit

(Unaudited)

	Convertible Series A Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total
Balances at January 1, 2025	—	$—	6,993,406	$699	$369,682,764	$(395,376,563)	$(25,693,100)
Stock-based compensation	—	—	—	—	297,229	—	297,229
Net loss	—	—	—	—	—	(3,752,972)	(3,752,972)
Balances at March 31, 2025	—	$—	6,993,406	$699	$369,979,993	$(399,129,535)	$(29,148,843)
Stock-based compensation	—	—	—	—	298,218	—	298,218
Net loss	—	—	—	—	—	(3,258,588)	(3,258,588)
Balances at June 30, 2025	—	$—	6,993,406	$699	$370,278,211	$(402,388,123)	$(32,109,213)

Balances at January 1, 2026	3,296	$4,961,922	43,274,398	$4,327	$548,047,331	$(688,799,740)	$(140,748,082)
Stock-based compensation	—	—	—	—	8,710,302	—	8,710,302
Exercise of tranche A warrants	—	—	567,600	57	3,428,247	—	3,428,304
Net loss	—	—	—	—	—	(125,404,384)	(125,404,384)
Balances at March 31, 2026	3,296	$4,961,922	43,841,998	$4,384	$560,185,880	$(814,204,124)	$(254,013,860)
Stock-based compensation	—	—	—	—	2,272,840	—	2,272,840
Issuance of Series A Preferred Stock upon exercise of tranche A warrants	9,400	27,753,512	—	—	—	—	—
Conversion of Series A Preferred Stock into common shares	(7,157)	(20,974,112)	3,385,261	339	20,973,773	—	20,974,112
Net income	—	—	—	—	—	17,466,285	17,466,285
Balances at June 30, 2026	5,539	$11,741,322	47,227,259	$4,723	$583,432,493	$(796,737,839)	$(213,300,623)

See accompanying notes to condensed consolidated financial statements.

MINERVA NEUROSCIENCES, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(107,938,099)	$(7,011,560)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	—	2,721
Accretion of marketable securities	(534,474)	—
Stock-based compensation expense	10,983,142	595,447
Changes in fair value of the warrant liability	81,807,426	—
Changes in operating assets and liabilities
Prepaid expenses and other current assets	(3,620,952)	607,280
Accounts payable	771,333	(711,045)
Accrued expenses and other current liabilities	(240,261)	403,059
Net cash used in operating activities	(18,771,885)	(6,114,098)

Cash flows from investing activities:
Purchase of marketable securities	(55,127,329)	—
Proceeds from the maturity and redemption of marketable securities	5,000,000	—
Net cash used in investing activities	(50,127,329)	—

Cash flows from financing activities:
Proceeds from exercise of Tranche A warrants	11,700,000	—
Costs paid in connection with private placements	(195,195)	—
Payment of deferred offering costs	(255,318)	—
Net cash provided by financing activities	11,249,487	—
Net decrease in cash, cash equivalents and restricted cash	(57,649,727)	(6,114,098)

Cash, cash equivalents and restricted cash
Beginning of period	82,401,813	21,462,008
End of period	$24,752,086	$15,347,910
Reconciliation of the Condensed Consolidated Statements of Cash Flows to the Condensed Consolidated Balance Sheets
Cash and cash equivalents	$24,652,086	$15,247,910
Restricted cash	100,000	100,000
Total cash, cash equivalents and restricted cash	$24,752,086	$15,347,910

Supplemental disclosure of non-cash financing activities
Deferred offering costs included in accounts payable	$231,711	$—
Reduction of warrant liability upon exercise of warrants	$20,581,816	$—
Issuance of common stock upon conversion of preferred stock	$24,402,416	$—

See accompanying notes to condensed consolidated financial statements.

MINERVA NEUROSCIENCES, INC.

Notes to Condensed Consolidated Financial Statements

As of June 30, 2026 and for the Three and Six Months Ended June 30, 2026 and 2025

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

In connection with the Company’s interactions with the FDA subsequent to the CRL, the FDA stated that it would consider a resubmission of the NDA that included a double-blind, placebo- or active-controlled trial of roluperidone with a duration of at least 52 weeks with the efficacy primary endpoint at week 12. The FDA also advised that, to support a monotherapy indication, it would be necessary to assess relapses on an observational basis for at least 52 weeks, in patients treated in monotherapy with roluperidone or antipsychotics. The Company informed the FDA that best efforts will be made to secure 25-30% of patients from the United States, subject to competitive recruitment.

The Company submitted the protocol for the new Phase 3 confirmatory trial, which the Company refers to as the C19 trial, to the FDA on December 3, 2025. Consistent with the previous Phase 2b (C03) and Phase 3 (C07) clinical trials of roluperidone, the C19 trial will include patients diagnosed with schizophrenia who present with stable impairing negative symptoms and stable positive symptoms for the six months prior to entering the trial. The trial is designed to enroll 380 patients, randomized on a 1:1 basis to receive either placebo or a double-blinded single daily 64 mg dose of roluperidone.

The primary efficacy endpoint of the C19 trial is expected to be the change from baseline in the PANSS Marder negative symptoms factor score (“NSFS”) at 12 weeks of treatment with roluperidone compared to placebo. Following the initial 12-week treatment period, patients are expected to enter a 52-week relapse assessment phase, during which patients will crossover to receive either a daily 64 mg dose of roluperidone or antipsychotics. On March 31, 2026, the Company announced that the first patient had been screened in the C19 trial. The Company expects topline efficacy results in the second half of 2027 and relapse assessment data in the second half of 2028.

In addition, the Company previously co-developed seltorexant with Janssen Pharmaceutica NV (“Janssen”), a subsidiary of Johnson & Johnson, for the treatment of insomnia disorder and adjunctive treatment of Major Depressive Disorder (“MDD”). As a result of the Company’s collaboration with Janssen, it was entitled to collect royalties in the mid-single digits on potential future worldwide sales of seltorexant in certain indications, with no further financial obligations to Janssen. In January 2021, the Company sold its rights to these potential royalties to Royalty Pharma plc (“Royalty Pharma”) for a $60 million cash payment and up to an additional $95 million in potential future milestone payments, subject to completion of Phase 3 trials by Janssen and regulatory approvals. To the Company’s knowledge, Janssen is currently conducting two Phase 3 trials with seltorexant.

Liquidity

The accompanying interim condensed consolidated financial statements have been prepared as though the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has limited capital resources and has incurred recurring operating losses and negative cash flows from operations since inception. As of June 30, 2026, the Company had an accumulated deficit of approximately $796.7 million and net cash used in operating activities was approximately $18.8 million during the six months ended June 30, 2026. Management expects to continue to incur operating losses and negative cash flows from operations in the future. The Company has financed its operations to date from proceeds from the sale of convertible preferred stock, common stock, warrants, loans, convertible promissory notes, collaboration agreements and royalty sales.

As of June 30, 2026, the Company had cash, cash equivalents, marketable securities and restricted cash of $75.4 million. The Company believes that this amount will be sufficient to meet the Company’s operating commitments for at least twelve months from the date that its interim condensed financial statements are issued. On October 23, 2025, the Company completed a private placement of preferred stock and warrants for up to $200 million in gross proceeds, before deducting placement agent fees and other expenses, through a private placement that included an initial upfront funding of $80 million in gross proceeds in exchange for 80,000 shares of the Company’s Series A convertible preferred stock, and up to an additional $80 million in gross proceeds if all 80,000 Tranche A warrants are exercised, subject to the terms and conditions specified therein. Additional proceeds of $40 million may be received in connection with cash exercise of all 40,000 Tranche B warrants upon the achievement of a milestone event.

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

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim reporting and the requirements of the Securities and Exchange Commission (“SEC”) in accordance with Regulation S-X, Rule 8-03. Under those rules, certain notes and financial information that are normally required for annual financial statements can be condensed or omitted. In the opinion of the Company’s management, the accompanying financial statements contain all adjustments (consisting of items of a normal and recurring nature) necessary to present fairly the financial position as of June 30, 2026, the results of operations for the three and six months ended June 30, 2026 and 2025 and cash flows for the six months ended June 30, 2026 and 2025. The results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of the results to be expected for the full year. The consolidated balance sheet as of December 31, 2025 was derived from the audited annual financial statements. The accompanying unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2025 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 11, 2026.

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

Marketable securities

Marketable securities consists of U.S. treasury securities, commercial paper, and corporate debt securities maturing in twelve months or less. Based on the Company’s intentions regarding its marketable securities, all marketable securities are classified as held-to-maturity and are carried under the amortized cost approach. The Company’s investments in U.S. treasury securities are classified as Level 1 within the fair value hierarchy and its investments in commercial paper and corporate debt securities are classified as Level 2. As of June 30, 2026, remaining final maturities of marketable securities ranged from July 2026 to June 2027, with a weighted average remaining maturity of approximately five months. The Company did not hold any marketable securities as of December 31, 2025. The following table provides the amortized cost basis, unrealized gains/(losses) and the fair value of investments in held-to-maturity securities as of June 30, 2026:

	June 30, 2026
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Marketable securities:
U.S. Treasury securities	$5,002,618	$—	$(4,718)	$4,997,900
Commercial paper	$42,136,466	$—	$(49,171)	$42,087,295
Corporate debt securities	$3,476,080	$—	$(8,230)	$3,467,850
Marketable securities:	$50,615,164	$—	$(62,119)	$50,553,045

Restricted cash

Cash accounts with any type of restriction are classified as restricted. The Company maintained restricted cash balances as collateral for corporate credit cards in the amount of $0.1 million at each of June 30, 2026 and December 31, 2025.

Deferred offering costs

Deferred offering costs consist of legal, accounting and other direct costs incurred in connection with the Company’s registration statement on Form S-3 (File No. 333-294203), which was declared effective by the SEC on March 19, 2026, and the establishment of the Company’s at-the market offering program and related prospectus supplement filed on May 27, 2026. These costs have been capitalized and will be offset against the proceeds of any future offering under the registration statement. If no offering is completed, such costs will be expensed.

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

The following tables present the carrying amount, fair value, and the applicable level within the fair value hierarchy for the Company’s warrant liability as of June 30, 2026 and December 31, 2025, which is measured at fair value on a recurring basis:

	June 30, 2026
	Total	Level 1	Level 2	Level 3
Liabilities:
Warrant liability	$232,690,185	$—	$—	$232,690,185

	December 31, 2025
	Total	Level 1	Level 2	Level 3
Liabilities:
Warrant liability	$171,464,575	$—	$—	$171,464,575

The following tables present the carrying amounts and the applicable level within the fair value hierarchy for the Company’s cash equivalents and marketable securities as of June 30, 2026 and December 31, 2025, which are not measured at fair value on a recurring basis. Cash equivalents consist of short-term, highly liquid investments with original maturities of 90 days or less, including money market accounts. Cash and cash equivalents are primarily held with major North American financial institutions. Deposits may exceed insured limits and are redeemable on demand, which reduces counterparty credit risk. Marketable securities consist of investments classified as held-to-maturity and are recorded at amortized cost:

	June 30, 2026
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$10,046,755	$10,046,755	$—	$—
U.S. Treasury securities	$5,002,618	$5,002,618	$—	$—
Commercial paper	$42,136,466	$—	$42,136,466	$—
Corporate debt securities	$3,476,080	$—	$3,476,080	$—

	December 31, 2025
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$79,327,870	$79,327,870	$—	$—

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

The CODM does not evaluate operating segments using asset or liability information and therefore it is not disclosed. The following table summarizes the reportable segment’s financial information:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Expenses
Research and development staff related expenses (1)	$508,065	$447,397	$1,018,294	$913,388
External research and development costs (2)	5,608,335	749,488	9,543,610	1,543,908
Research and development stock compensation expenses (non-cash)	996,213	100,130	1,734,150	199,829
General and administrative staff related expenses (1)	900,879	914,526	2,578,767	1,857,157
General and administrative stock compensation expenses (non-cash)	1,276,627	198,088	9,248,992	395,618
Total	9,290,119	2,409,629	24,123,813	4,909,900
Other segment expense, net (3)	1,352,040	964,520	3,189,898	2,367,133
Total expenses	10,642,159	3,374,149	27,313,711	7,277,033
Loss from operations	(10,642,159)	(3,374,149)	(27,313,711)	(7,277,033)
Reconciling items:
Foreign exchange losses	(14,351)	(21,110)	(16,155)	(29,486)
Investment income	569,591	136,671	1,199,193	294,959
Changes in fair value of the warrant liability	27,553,204	—	(81,807,426)	—
Net income (loss)	$17,466,285	$(3,258,588)	$(107,938,099)	$(7,011,560)

(1) Staff related expenses consist of salary, bonus, accrued settlement payments, and fringe benefits.

(2) External research and development expenses primarily consist of the C19 trial costs and consultant fees in 2026 and consultant fees in 2025.

(3) Other segment expense, net primarily consists of insurance, consultant, audit, legal, board, facilities, travel, investor relations, and membership fees.

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

NOTE 3 — ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following:

	June 30, 2026	December 31, 2025
Research and development costs and other accrued expenses	$398,189	$1,013,200
Warrant exercise proceeds received in advance	1,100,000	—
Professional fees	119,315	637,566
Accrued settlement agreement payments(1)	23,797	—
Accrued bonus	784,751	—
Vacation pay	84,453	—
Accrued expenses and other current liabilities	$2,510,505	$1,650,766

(1) Accrued payment related to Geoffrey Race’s settlement agreement. See Note 10 for additional information.

NOTE 4 — NET INCOME (LOSS) PER SHARE OF COMMON STOCK

Basic income (loss) per share is calculated by dividing net income (loss) attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. The Company’s Series A Preferred Stock is a participating security. Accordingly, for the three months ended June 30, 2026, in which the Company had net income attributable to common and participating stockholders, basic earnings per share was calculated using the two-class method. For the six months ended June 30, 2026 and the three and six months ended June 30, 2025, the Company reported net losses. Therefore, all potential common shares were anti-dilutive, and basic and diluted net loss per share were the same.

Diluted income (loss) per share is calculated by dividing net income (loss) attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period, adjusted for the effect of potentially dilutive securities. Potentially dilutive securities include common stock options, warrants, and Series A Preferred Stock, to the extent their inclusion is dilutive. Performance-based restricted stock units and performance related stock options are excluded from the calculation of diluted weighted average shares outstanding until the applicable performance conditions have been satisfied, based on the assumption that the end of the reporting period represents the end of the contingency period, if the effect is dilutive.

For the three months ended June 30, 2026, diluted earnings per share was calculated using the if-converted method and treasury stock method for warrants. Incremental shares attributable to in-the-money warrants were included in diluted earnings per share. Out-of-the-money instruments and instruments for which the assumed proceeds exceeded the average market price of the Company’s common stock during the period were excluded because their effect would have been anti-dilutive. Instruments whose inclusion would have been anti-dilutive to diluted net loss per share were also excluded.

Potentially dilutive securities were evaluated sequentially in accordance with ASC 260, Earnings Per Share. After including the dilutive effect of the Company’s warrants, the assumed exercise of the Company’s stock options under the treasury stock method would have reduced diluted earnings by increasing earnings per share (or reducing the loss per share). Accordingly, the stock options were considered anti-dilutive and were excluded from the calculation of diluted earnings (loss) per share.

In June 2023, in connection with a private placement, the Company issued and sold pre-funded warrants exercisable for an aggregate of 575,575 shares of common stock. The purchase price of the pre-funded warrants was $9.99 per share, which was paid to the Company upon issuance of the pre-funded warrants. The exercise price of the pre-funded warrants is $0.01 per share. The pre-funded warrants are exercisable by the holders at any time and do not expire. As the remaining shares underlying the pre-funded warrants are issuable for nominal consideration of $0.01 per share, 575,575 shares of common stock underlying the unexercised pre-funded warrants were considered outstanding for purposes of the calculation of income (loss) per share as of June 30, 2026 and 2025.

The following table sets forth the computation of basic and diluted income (loss) per share for common stockholders:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income (loss)	$17,466,285	$(3,258,588)	$(107,938,099)	$(7,011,560)
Undistributed earnings attributable to participating preferred stock	(819,327)	—	—	—
Net income (loss) attributable to common stockholders - basic	$16,646,958	$(3,258,588)	$(107,938,099)	$(7,011,560)
Adjustment for the change in fair value of the warrant liability	(27,553,204)	—	—	—
Net income (loss) attributable to common stockholders - diluted	$(10,906,246)	$(3,258,588)	$(107,938,099)	$(7,011,560)

Weighted average shares of common stock outstanding - basic	46,599,044	7,568,981	45,257,190	7,568,981
Effect of dilutive warrants	32,505,541	—	—	—
Weighted average shares of common stock outstanding - diluted	79,104,585	7,568,981	45,257,190	7,568,981

Net income (loss) per share of common stock:
Basic	$0.36	$(0.43)	$(2.38)	$(0.93)
Diluted	$(0.14)	$(0.43)	$(2.38)	$(0.93)

The following securities outstanding at June 30, 2026 and 2025 have been excluded from the calculation of weighted average shares outstanding as their effect on the calculation of income (loss) per share is antidilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Common stock options	13,423,117	1,483,172	13,423,117	1,483,172
Performance-based restricted stock units	199,781	228,209	199,781	228,209
Series A Preferred Stock (1)	—	—	2,619,947	—
Series A Preferred Stock warrants(2)	—	—	51,746,200	—

(1)
The dilutive effect of Series A Preferred Stock is included by allocating the undistributed earnings attributable to participating preferred stock in the basic earnings per share numerator. An aggregate of 5,539 shares of Series A Preferred Stock remain outstanding, which are convertible into an aggregate of 2,619,947 shares of common stock, subject to the limitations on conversion set forth in the Certificate of Designation. See Note 6 for additional information regarding the Company’s Series A Preferred Stock. Shares of the Series A Preferred Stock are classified as temporary equity and excluded from the calculation of weighted average shares outstanding.
(2)
As of June 30, 2026, there were outstanding (i) Preferred Tranche A Warrants to purchase an aggregate of 69,400 shares of the Company’s Series A Preferred Stock, which are convertible into 32,826,200 shares of its common stock and (ii) Preferred Tranche B Warrants to purchase an aggregate of 40,000 shares of the Company’s Series A Preferred Stock, which are convertible into 18,920,000 shares of its common stock. Both the Tranche A Warrants and Tranche B Warrants are subject to the limitations on conversion set forth in the Certificate of Designation. See Note 6 for additional information regarding the Company’s Series A Preferred Stock and Warrants.

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

The Company has recently noted that, during the second quarter of 2026, Janssen announced on clinicaltrials.gov a new Phase 3 study with seltorexant (MDD3011) that had an estimated study completion date in May 2029. MDD3011 is a study of monotherapy treatment with seltorexant in adult and elderly participants with MDD.

NOTE 6 — REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT

At-the-Market Equity Offering Program

On May 27, 2026, the Company entered into a Sales Agreement (the “Agreement”) with Leerink Partners LLC (the “Agent”) with respect to an “at-the market” offering program, pursuant to which the Company may issue and sell, from time to time, shares of its common stock, par value $0.0001 per share. The issuance and sale, if any, of shares of the Company’s common stock under the Agreement will be effected pursuant to the Company’s registration statement on Form S-3 (File No. 333-294203), which became effective on March 19, 2026, and the related prospectus supplement dated May 27, 2026 (the “Prospectus Supplement”), in each case filed with the U.S. Securities and Exchange Commission (the “SEC”). In accordance with the terms of the Agreement, under the Prospectus Supplement, the Company may offer and sell shares of its common stock having an aggregate offering price of up to $75.0 million from time to time through the Agent (such program, the “ATM Offering”). No shares of common stock were sold in any ATM Offering during the three or six months ended June 30, 2026, and no proceeds have been received from the program.

Private Placement of Series A Preferred Stock and Warrants

On October 21, 2025, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with certain accredited investors, pursuant to which the Company agreed to issue and sell, in a private placement (the “Private Placement”), (i) 80,000 shares of Series A Convertible Preferred Stock, par value $0.0001 per share (“Series A Preferred Stock”), at a purchase price of $1,000 per share, (ii) tranche A warrants (the “Preferred Tranche A Warrants”) to acquire shares of Series A Preferred Stock and (iii) tranche B warrants (the “Preferred Tranche B Warrants,” together with the Preferred Tranche A Warrants, the “Preferred Warrants”) to acquire shares of Series A Preferred Stock for an aggregate offering price of up to $200 million. The Private Placement closed on October 23, 2025 (the “Closing Date”), pursuant to which the Company received aggregate gross proceeds of $80.0 million, before deducting placement agent fees, financial advisor fees, and other offering expenses. The Company incurred approximately $5.7 million in offering costs, resulting in net proceeds of approximately $74.3 million. $3.1 million of the offering costs were allocated to the Preferred Warrants, which are classified as liabilities, and expensed as incurred. $2.6 million of the offering costs attributable to the issuance of Series A Preferred Stock were recorded as a reduction of the carrying value of the Preferred Stock. On the Closing Date, the Company recorded a loss on issuance of convertible preferred stock and warrants of $321.5 million, reflecting the initial fair values of the Series A Preferred Stock of $184.6 million and the warrants of $216.9 million, offset by $80.0 million in gross proceeds received from investors. The value of the Series A Preferred Stock at issuance was determined based on the contractual conversion ratio multiplied by the closing price of the Company’s common stock on the Closing Date. See Note 7 for additional information regarding the warrant liability and related valuation assumptions.

On December 23, 2025, following the announcement of the stockholders’ approval of the issuance of common stock issuable upon conversion of the Series A Preferred Stock, the Company issued an aggregate of 36,280,992 shares of common stock upon the automatic conversion of an aggregate of 76,704 shares of Series A Preferred Stock in accordance with the terms set forth in the Certificate of Designation of Preferences, Rights and Limitations of the Series A Convertible Voting Preferred Stock (the “Certificate of Designation”). As of June 30, 2026, an aggregate of 3,296 shares of Series A Preferred Stock remain outstanding after the automatic conversion in December 2025, which are convertible into an aggregate of 1,559,008 shares of common stock, subject to the limitations on conversion set forth in the Certificate of Designation. Each share of Series A Preferred Stock automatically converted into the number of shares of common stock at the conversion price of $2.11 per share, rounded down to the nearest whole share, subject to the terms and limitations contained in the Certificate of Designation, including that shares of Series A Preferred Stock shall not be convertible if the conversion would result in a holder beneficially owning more than 9.99% (the “Beneficial Ownership Limitation”) of the Company’s outstanding shares of common stock as of the applicable conversion date. By written notice to the Company, the holder may from time to time increase or decrease the Beneficial Ownership Limitation to any other percentage not in excess of 19.99% specified in such notice; provided, that any increase in the Beneficial Ownership Limitation will not be effective until the 61st day after such notice is delivered to the Company.

During the six months ended June 30, 2026, an additional 2,243 shares of Series A Preferred Stock became outstanding upon the exercise of Preferred Tranche A Warrants, which are convertible into an aggregate of 1,060,939 shares of common stock, subject to the limitations on conversion set forth in the Certificate of Designation.

Each Preferred Tranche A Warrant has an exercise price of $1,000 and may only be exercised for cash. The Preferred Tranche A Warrants are immediately exercisable upon issuance for an aggregate of 80,000 shares of Series A Preferred Stock for an aggregate cash exercise price of up to $80 million until the tenth day following the date of the Company’s public announcement that it has achieved, on a statistically significant basis, the primary endpoint of its Phase 3 confirmatory trial of roluperidone in schizophrenia at the 12-week timepoint (the “Milestone Event”). As of June 30, 2026, an aggregate of 69,400 Preferred Tranche A Warrants remaining outstanding.

Each Preferred Tranche B Warrant has an exercise price of $1,000 and may be exercised by a cashless exercise. The Preferred Tranche B Warrants are exercisable for an aggregate of 40,000 shares of Series A Preferred Stock for an aggregate cash exercise price of up to $40 million commencing on the earlier of (i) the Company’s public announcement of the Milestone Event and (ii) the three year anniversary of the Closing Date. The Preferred Tranche B Warrants will expire on the four (4)-year anniversary of the Closing Date. As of June 30, 2026, an aggregate of 40,000 Preferred Tranche B Warrants remaining outstanding.

The Preferred Warrants are subject to forfeiture in the event the applicable holder engages in any Short Sales (as defined in the Securities Purchase Agreement) involving the Company’s securities during the 48-months period following the Closing Date. In addition, the shares of common stock and/or Series A Preferred Stock, as applicable, underlying the Preferred Tranche B Warrants are subject to reduction if the applicable holder sells or transfers any shares of Series A Preferred Stock purchased on the Closing Date or shares of common stock received upon conversion of the Series A Preferred Stock purchased on the Closing Date, in either case before the Exercisability Date (as defined therein), except to affiliates for no consideration.

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

Warrant Exercises

During the three months ended June 30, 2026, an aggregate of 9,400 Preferred Tranche A Warrants were exercised at an exercise price of $1,000 per share, resulting in total proceeds of $9,400,000 to the Company. Upon exercise, 9,400 shares of Series A Preferred Stock were issued. Of these, 7,157 shares were immediately converted into an aggregate of 3,385,261 shares of the Company’s common stock, and the remaining 2,243 shares of Series A Preferred Stock remained outstanding.

During the six months ended June 30, 2026, an aggregate of 10,600 Preferred Tranche A Warrants were exercised at an exercise price of $1,000 per share, resulting in total proceeds of $10,600,000 to the Company. Upon exercise, 10,600 shares of Series A Preferred Stock were issued. Of these, 8,357 shares were immediately converted into an aggregate of 3,952,861 shares of the Company’s common stock, and the remaining 2,243 shares of Series A Preferred Stock remained outstanding.

No Preferred Tranche A Warrants were exercised during the three or six months ended June 30, 2025.

Preferred Stock

The Company is authorized to issue 100,000,000 shares of preferred stock, $0.0001 par value per share, including 200,000 shares of Series A Preferred Stock, $0.0001 par value per share. No preferred shares were issued or outstanding as of June 30, 2026 and December 31, 2025, other than shares of the Series A Preferred Stock.

NOTE 7 — WARRANT LIABILITY

In conjunction with the issuance of Series A Preferred Stock and Preferred Tranche A and Tranche B Warrants (the “Warrants”) as described in Note 6, the Company established a warrant liability.

The Warrants meet the definition of freestanding instruments and are classified as liabilities in accordance with ASC 480, Distinguishing Liabilities from Equity. The Warrants were initially recognized at fair value and are subject to remeasurement at each balance sheet date after issuance. Any change in fair value is recognized as a component of other income (expense) in the statements of operations in the period of change. For the three and six months ended June 30, 2026, the Company recognized a $27.6 million gain and an $81.8 million loss, respectively, related to changes in the fair value of the warrant liability, which were included in other income (expense) in the statements of operations. No gain or loss was recognized for the three and six months ended June 30, 2025 related to changes in the fair value of the liability. In addition to the valuation inputs described below, there is an indirect relationship between the Company’s share price and the fair value of the warrant liability, whereby changes in the share price influence the valuation model used to determine fair value.

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

The table below summarizes the valuation inputs used in the binomial model for the liability associated with the Warrants at June 30, 2026:

	June 30, 2026
	Tranche A Warrants	Tranche B Warrants
Scenario 1: Milestone Successfully Achieved
Discount rate	4.02%	4.02%
Time period between valuation date and Milestone Event	1.50	1.50
Risk-neutral probability of Milestone Event achievement	48.00%	48.00%
Probability-weighted present value of the Series A Preferred Warrants	$2,048.90	$2,161.90
Scenario 2: Milestone Not Achieved
Discount rate	4.02%	4.02%
Time period between valuation date and Milestone Event	1.50	1.50
Risk-neutral probability of Milestone Event failure	52.00%	52.00%
Probability-weighted present value of the Series A Preferred Warrants	$36.80	$36.80
Fair Value of Series A Warrants	$2,085.70	$2,198.60

The table below summarizes the valuation inputs used in the binomial model for the liability associated with the Warrants at December 31, 2025:

	12/31/2025
	Tranche A Warrants	Tranche B Warrants
Scenario 1: Milestone Successfully Achieved
Discount rate	3.52%	3.52%
Time period between valuation date and Milestone Event	2.00	2.00
Risk-neutral probability of Milestone Event achievement	49.00%	49.00%
Probability-weighted present value of the Series A Preferred Warrants	$1,360.60	$1,500.60
Scenario 2: Milestone Not Achieved
Discount rate	3.52%	3.52%
Time period between valuation date and Milestone Event	2.00	2.00
Risk-neutral probability of Milestone Event failure	51.00%	51.00%
Probability-weighted present value of the Series A Preferred Warrants	$21.60	$21.60
Fair Value of Series A Warrants	$1,382.20	$1,522.20

The table below summarizes the valuation inputs used in the Black-Scholes Option Pricing Model for the Warrants at June 30, 2026 and December 31, 2025.

	June 30, 2026	December 31, 2025
Term to expiration	1.81	1.81
Risk-free interest rate	4.05%	3.51%
Volatility	115.00%	117.50%
Dividend yield	0.00%	0.00%

The Company estimated the fair value of the Tranche A Warrants and Tranche B Warrants to be approximately $144.8 million and $87.9 million, respectively, as of June 30, 2026, and $110.6 million and $60.9 million, respectively, as of December 31, 2025. The Preferred Tranche A warrants were remeasured to fair value immediately prior to exercise, and the resulting difference between the carrying amount and the fair value at the date of exercise was recognized as a change in fair value of the warrant liability. The Series

A Preferred Stock, and common shares that were issued upon conversion, were recorded at their fair value at the exercise date based upon the underlying price of the common stock at that date. These changes represent additional non-cash gains or expenses included in changes in fair value of the warrant liability in the Company’s consolidated statements of operations during the reporting period. Such amounts are presented in the tables below as “reduction of warrant liability upon exercise of warrants”.

The following table provides a summary of the Company’s warrant liability fair value estimates and the changes in Level 3 fair value measurements during the three months ended June 30, 2026:

Three Months Ended June 30, 2026
Fair value, March 31, 2026	$278,596,901
Reduction of warrant liability upon exercise of warrants	(18,353,512)
Changes in fair value of the warrant liability	(27,553,204)
Fair value, June 30, 2026	$232,690,185

The following table provides a summary of the Company’s warrant liability fair value estimates and the changes in Level 3 fair value measurements during the six months ended June 30, 2026:

Six Months Ended June 30, 2026
Fair value, January 1, 2026	$171,464,575
Reduction of warrant liability upon exercise of warrants	(20,581,816)
Changes in fair value of the warrant liability	81,807,426
Fair value, June 30, 2026	$232,690,185

NOTE 8 — STOCK AWARD PLAN AND STOCK-BASED COMPENSATION

In December 2013, the Company adopted the 2013 Equity Incentive Plan (as subsequently amended and restated, the “Plan”), which provides for the issuance of options, stock appreciation rights, stock awards and stock units. As of June 30, 2026, the total shares authorized for issuance under the Plan were 14,578,917.

Stock Option Awards

Stock option activity for employees and non-employees for the six months ended June 30, 2026 is as follows:

	Shares Issuable Pursuant to Stock Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Terms (years)	Total Intrinsic Value (in thousands)
Outstanding January 1, 2026	8,173,509	$4.73	9.5	$1,270

Granted	5,288,669	$5.10
Exercised	—	$—
Cancelled/Forfeited	(34,375)	$41.24
Expired	(4,686)	$(81.60)
Outstanding June 30, 2026	13,423,117	$4.75	8.6	$16,221
Exercisable June 30, 2026	2,658,080	$5.69	4.6	$3,826
Available for future grant	624,906

The weighted average grant-date fair value of stock options outstanding on June 30, 2026 and 2025 was $4.17 per share and $6.11 per share, respectively. Total unrecognized compensation costs related to non-vested stock options at June 30, 2026 were approximately $39.1 million and are expected to be recognized within future operating results over a weighted-average period of 3.5 years. Generally, stock options are granted using exercise prices equal to the market price at the date of grant, vest over four years for employees and one year for directors, and are exercisable over a maximum period of 10 years from their grant dates.

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

The Company uses the Black-Scholes model to estimate the fair value of stock options granted. There were no stock options granted during the six months ended June 30, 2025. For stock options granted during the six months ended June 30, 2026, the Company utilized the following assumptions:

Six Months Ended June 30, 2026
Expected term (years)	5.31 - 6.25
Risk free interest rate	3.75% - 4.29%
Volatility	119% - 133%
Dividend yield	0%
Weighted-average fair value of options granted during the period	$4.53

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

On April 28, 2023, the Compensation Committee of the Company’s board of directors certified the achievement of a performance condition occurring upon FDA acceptance of the NDA for roluperidone. As a result, 50% of the shares of common stock underlying the Company’s PRSUs vested and the Company recognized approximately $0.2 million in non-cash compensation expense, representing 50% of the incremental cost of the PRSUs granted under the Exchange Program. The incremental cost was measured as the excess of the fair value of each new PRSU, measured as of the date the new PRSUs were granted, over the fair value of the stock options surrendered in exchange for the new PRSU, measured immediately prior to the cancellation. The remaining PRSUs vest upon roluperidone receiving FDA marketing approval, provided that such approval occurs within five years after the August 6, 2021 grant date. As of June 30, 2026, 228,213 PRSUs have vested, 48,646 have been cancelled, and 199,781 remain outstanding.

The following table presents stock-based compensation expense included in the Company’s consolidated statements of operations, including $6.6 million recognized in connection with the modification of stock options granted to Mr. Race pursuant to the settlement agreement described in Note 10.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Research and development	$996,213	$100,130	$1,734,150	$199,829
General and administrative	1,276,627	198,088	9,248,992	395,618
Total	$2,272,840	$298,218	$10,983,142	$595,447

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

Leases

On October 11, 2022, the Company entered into an office lease agreement with Regus to lease office space located at 1500 District Avenue, Burlington, MA 01803. In May 2026, the Company amended its month-to-month lease agreement to increase the rentable office space, commencing on June 15, 2026, with a monthly payment of $1,643. The Company has elected to not recognize the lease agreement on the balance sheet as the term of the agreement is 12 months or less.

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

In connection with our interactions with the FDA subsequent to the CRL, the FDA stated that it would consider a resubmission of the NDA that included a double-blind, placebo- or active-controlled trial of roluperidone with a duration of at least 52 weeks with the efficacy primary endpoint at week 12. The FDA also advised that, to support a monotherapy indication, it would be necessary to assess relapses on an observational basis for at least 52 weeks, in patients treated in monotherapy with roluperidone or antipsychotics. We informed the FDA that best efforts will be made to secure 25-30% of patients from the United States, subject to competitive recruitment.

We submitted the protocol for the new Phase 3 confirmatory trial, which we refer to as the C19 trial, to the FDA on December 3, 2025. Consistent with the previous Phase 2b (C03) and Phase 3 (C07) clinical trials of roluperidone, the C19 trial will include patients diagnosed with schizophrenia who present with stable impairing negative symptoms and stable positive symptoms for the six months prior to entering the trial. The trial is designed to enroll 380 patients, randomized on a 1:1 basis to receive either placebo or a double-blinded single daily 64 mg dose of roluperidone.

The primary efficacy endpoint of the C19 trial is expected to be the change from baseline in the PANSS Marder negative symptoms factor score (“NSFS”) at 12 weeks of treatment with roluperidone compared to placebo. Following the initial 12-week treatment period, patients are expected to enter a 52-week relapse assessment phase, during which patients will crossover to receive either a daily 64 mg dose of roluperidone or antipsychotics. On March 31, 2026, we announced that the first patient had been screened in the C19 trial. We currently expect topline efficacy results in the second half of 2027 and relapse assessment data in the second half of 2028.

In addition, we previously co-developed seltorexant with Janssen Pharmaceutica NV (“Janssen”), a subsidiary of Johnson & Johnson, for the treatment of insomnia disorder and adjunctive treatment of Major Depressive Disorder (“MDD”). As a result of our collaboration with Janssen, we were entitled to collect royalties in the mid-single digits on potential future worldwide sales of seltorexant in certain indications, with no further financial obligations to Janssen. In January 2021, we sold our rights to these potential royalties to Royalty Pharma plc (“Royalty Pharma”) for a $60 million cash payment and up to an additional $95 million in potential future milestone payments, subject to completion of Phase 3 trials by Janssen and regulatory approvals. To our knowledge, Janssen is currently conducting two Phase 3 trials with seltorexant.

We have not received any regulatory approvals to commercialize any of our product candidates, and we have not generated any revenue from the sales or license of our product candidates. We routinely evaluate the status of our drug development programs as well as potential strategic options. We have incurred significant operating losses since inception and expect to continue to incur net losses and negative cash flows from operating activities for the foreseeable future. As of June 30, 2026 and December 31, 2025, we had an accumulated deficit of $796.7 million and $688.8 million, respectively. For the six months ended June 30, 2026 and 2025, we recorded net loss of $107.9 million and $7.0 million, respectively. We expect our clinical and administrative costs will increase as we begin to incur clinical trial costs and hire additional support staff to support the Phase 3 trial of roluperidone.

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

Changes in fair value of the warrant liability

Changes in fair value of the warrant liability consist of the gain (loss) associated with the adjustment to the carrying amount of the warrant liability.

Results of Operations

Comparison of Three Months Ended June 30, 2026 versus June 30, 2025

Research and Development Expenses

Research and development expenses were $7.2 million and $1.3 million for the three months ended June 30, 2026 and 2025, respectively, an increase of approximately $5.9 million. The increase in research and development expenses was primarily due to expenses related to the C19 trial as well as higher compensation costs. Non-cash stock compensation costs included in research and development expenses were $1.0 million and $0.1 million for the three months ended June 30, 2026 and 2025, respectively.

General and Administrative Expenses

General and administrative expenses were $3.5 million and $2.1 million for the three months ended June 30, 2026 and 2025, respectively, an increase of approximately $1.4 million. The increase in general and administrative expenses was primarily due to higher professional service fees and compensation costs. Non-cash stock compensation costs included in general and administrative expenses were $1.3 million and $0.2 million for the three months ended June 30, 2026 and 2025, respectively.

Foreign Exchange Losses

Foreign exchange losses were $14 thousand and $21 thousand for the three months ended June 30, 2026 and 2025, respectively, a decrease of $7 thousand, primarily due to currency movements.

Investment Income

Investment income was $0.6 million and $0.1 million for the three months ended June 30, 2026 and 2025, respectively, an increase of approximately $0.5 million, primarily due to higher cash equivalents and marketable securities balances.

Changes in fair value of the warrant liability

Changes in fair value of the warrant liability were a gain of $27.6 million and zero for the three months ended June 30, 2026 and 2025, respectively, an increase of $27.6 million. The gain on the change in fair value of the warrant liability is related to the warrants issued in conjunction with the October 2025 private placement. The fair value of the non-cash warrant liability at June 30, 2026 was $232.7 million. Accordingly, we recognized a non-cash gain of $27.6 million for the three-month period ended June 30, 2026, reflecting both the decrease in fair value of the warrant liability and losses recognized upon the exercise of warrants during 2026. This non-cash gain was recorded within other income (expense) in the statement of operations.

Comparison of Six Months Ended June 30, 2026 versus June 30, 2025

Research and Development Expenses

Research and development expenses were $12.4 million and $2.7 million for the six months ended June 30, 2026 and 2025, respectively, an increase of approximately $9.7 million. The increase in research and development expenses was primarily due to expenses related to the C19 trial as well as higher compensation costs. Non-cash stock compensation costs included in research and development expenses were $1.7 million and $0.2 million for the six months ended June 30, 2026 and 2025, respectively.

General and Administrative Expenses

General and administrative expenses were $14.9 million and $4.6 million for the six months ended June 30, 2026 and 2025, respectively, an increase of approximately $10.3 million. The increase in general and administrative expenses was primarily due to higher professional service fees as well as costs related to a severance agreement in the first quarter, which included a $6.6 million one-time, non-cash charge for the modification of the terms of previously granted stock options. Non-cash stock compensation costs included in general and administrative expenses were $9.2 million and $0.4 million for the six months ended June 30, 2026 and 2025, respectively.

Foreign Exchange Losses

Foreign exchange losses were $16 thousand and $29 thousand for the six months ended June 30, 2026 and 2025, respectively, a decrease of $13 thousand, primarily due to currency movements.

Investment Income

Investment income was $1.2 million and $0.3 million for the six months ended June 30, 2026 and 2025, respectively, an increase of approximately $0.9 million, primarily due to higher cash equivalents and marketable securities balances.

Changes in fair value of the warrant liability

Changes in fair value of the warrant liability were a loss of $81.8 million and zero for the six months ended June 30, 2026 and 2025, respectively, a decrease of $81.8 million. The loss on the change in fair value of the warrant liability is related to the warrants issued in conjunction with the October 2025 private placement. The fair value of the non-cash warrant liability at June 30, 2026 was $232.7 million. Accordingly, we recognized a non-cash loss of $81.8 million for the six-month period ended June 30, 2026, reflecting both the increase in fair value of the warrant liability and losses recognized upon the exercise of warrants during 2026. This non-cash loss was recorded within other income (expense) in the statement of operations.

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

Non-GAAP total liabilities is defined as GAAP total liabilities, excluding warrant liability and liability related to the sale of future royalties. Reconciliations of reported GAAP total liabilities to non-GAAP total liabilities as of June 30, 2026 and December 31, 2025 were as follows (in thousands):

	June 30, 2026	December 31, 2025
Current liabilities
Accounts payable	$1,447	$639
Accrued expenses and other current liabilities	2,511	1,651
Total current liabilities	3,958	2,290
Warrant liability	232,690	171,465
Liability related to the sale of future royalties	60,000	60,000
Total liabilities – GAAP	296,648	233,755
Reconciling items:
Warrant liability	(232,690)	(171,465)
Liability related to the sale of future royalties	(60,000)	(60,000)
Total liabilities – non-GAAP	$3,958	$2,290

Non-GAAP adjusted net income (loss) is defined as GAAP net income (loss), adjusted to exclude non-cash items related to: (i) stock-based compensation expense and (ii) changes in fair value of the warrant liability. Reconciliations of reported GAAP net income (loss) to non-GAAP adjusted net income (loss) for the three and six months ended June 30, 2026 and 2025 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income (loss) – GAAP	$17,466	$(3,259)	$(107,938)	$(7,012)
Reconciling items:
Stock-based compensation expense	2,273	298	10,983	595
Changes in fair value of the warrant liability	(27,553)	—	81,807	—
Adjusted net income (loss) – non-GAAP	$(7,814)	$(2,961)	$(15,148)	$(6,417)

Liquidity and Capital Resources

Sources of Liquidity

As of June 30, 2026, we had an accumulated deficit of approximately $796.7 million. We anticipate that we will continue to incur net losses for the foreseeable future as we continue the development and potential commercialization of our product candidates and to support our operations as a public company. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we may never generate product revenue or achieve profitability. As of June 30, 2026, we had approximately $75.4 million in cash, cash equivalents, marketable securities and restricted cash, which we believe will be sufficient to meet our operating commitments for the next 12 months from the date our interim condensed financial statements are issued. Our cash requirements primarily relate to expenditures to support the development of roluperidone, which includes advancing the program through the regulatory process.

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

At-the-Market Equity Offering Program

On May 27, 2026, we entered into a Sales Agreement (the “Agreement”) with Leerink Partners LLC (the “Agent”) with respect to an “at-the market” offering program, pursuant to which we may issue and sell, from time to time, shares of our common stock, par value $0.0001 per share. The issuance and sale, if any, of shares of our common stock under the Agreement will be effected pursuant to our registration statement on Form S-3 (File No. 333-294203), which became effective on March 19, 2026, and the related prospectus supplement dated May 27, 2026 (the “Prospectus Supplement”), in each case filed with the U.S. Securities and Exchange Commission (the “SEC”). In accordance with the terms of the Agreement, under the Prospectus Supplement, we may offer and sell shares of our common stock having an aggregate offering price of up to $75.0 million from time to time through the Agent (such program, the “ATM Offering”). No shares of common stock were sold in any ATM Offering during the three or six months ended June 30, 2026, and no proceeds have been received from the program.

Private Placement of Series A Preferred Stock and Warrants

On October 21, 2025, we entered into a securities purchase agreement (the “Securities Purchase Agreement”) with certain accredited investors, pursuant to which we agreed to issue and sell, in a private placement (the “Private Placement”), (i) 80,000 shares of Series A Convertible Preferred Stock, par value $0.0001 per share (“Series A Preferred Stock”), at a purchase price of $1,000 per share, (ii) tranche A warrants (the “Preferred Tranche A Warrants”) to acquire shares of Series A Preferred Stock and (iii) tranche B warrants (the “Preferred Tranche B Warrants,” together with the Preferred Tranche A Warrants, the “Preferred Warrants”) to acquire shares of Series A Preferred Stock for an aggregate offering price of up to $200 million. The Private Placement closed on October 23, 2025 (the “Closing Date”), pursuant to which we received aggregate gross proceeds of $80.0 million, before deducting placement agent fees, financial advisor fees, and other offering expenses. We incurred approximately $5.7 million in offering costs, resulting in net proceeds of approximately $74.3 million. $3.1 million of the offering costs were allocated to the Preferred Warrants, which are classified as liabilities, and expensed as incurred. $2.6 million of the offering costs attributable to the issuance of Series A Preferred Stock were recorded as a reduction of the carrying value of the Preferred Stock. On the Closing Date, we recorded a loss on issuance of convertible preferred stock and warrants of $321.5 million, reflecting the initial fair values of the Series A Preferred Stock of $184.6 million and the warrants of $216.9 million, offset by $80.0 million in gross proceeds received from investors. The value of the Series A Preferred Stock at issuance was determined based on the contractual conversion ratio multiplied by the closing price of our common stock on the Closing Date. For further discussion regarding the warrant liability and related valuation assumptions, please refer to Note 7, Warrant Liability, to our condensed consolidated financial statements appearing elsewhere in this Form 10-Q.

On December 23, 2025, following the announcement of the stockholders’ approval of the issuance of common stock issuable upon conversion of the Series A Preferred Stock, we issued an aggregate of 36,280,992 shares of common stock upon the automatic conversion of an aggregate of 76,704 shares of Series A Preferred Stock in accordance with the terms set forth in the Certificate of Designation of Preferences, Rights and Limitations of the Series A Convertible Voting Preferred Stock (the “Certificate of Designation”). As of June 30, 2026, an aggregate of 3,296 shares of Series A Preferred Stock remain outstanding after the automatic conversion in December 2025, which are convertible into an aggregate of 1,559,008 shares of common stock, subject to the limitations on conversion set forth in the Certificate of Designation. Each share of Series A Preferred Stock automatically converted into the number of shares of common stock at the conversion price of $2.11 per share, rounded down to the nearest whole share, subject to the terms and limitations contained in the Certificate of Designation, including that shares of Series A Preferred Stock shall not be convertible if the conversion would result in a holder beneficially owning more than 9.99% (the “Beneficial Ownership Limitation”) of our outstanding shares of common stock as of the applicable conversion date. By written notice to us, the holder may from time to time increase or decrease the Beneficial Ownership Limitation to any other percentage not in excess of 19.99% specified in such notice; provided, that any increase in the Beneficial Ownership Limitation will not be effective until the 61st day after such notice is delivered to us.

During the six months ended June 30, 2026, an additional 2,243 shares of Series A Preferred Stock became outstanding upon the exercise of Preferred Tranche A Warrants, which are convertible into an aggregate of 1,060,939 shares of common stock, subject to the limitations on conversion set forth in the Certificate of Designation.

Each Preferred Tranche A Warrant has an exercise price of $1,000 and may only be exercised for cash. The Preferred Tranche A Warrants are immediately exercisable upon issuance for an aggregate of 80,000 shares of Series A Preferred Stock for an aggregate cash exercise price of up to $80 million until the tenth day following the date of our public announcement that we have achieved, on a statistically significant basis, the primary endpoint of our Phase 3 confirmatory trial of roluperidone in schizophrenia at the 12-week timepoint (the “Milestone Event”). As of June 30, 2026, an aggregate of 69,400 Preferred Tranche A Warrants remaining outstanding.

Each Preferred Tranche B Warrant has an exercise price of $1,000 and may be exercised by a cashless exercise. The Preferred Tranche B Warrants are exercisable for an aggregate of 40,000 shares of Series A Preferred Stock for an aggregate cash exercise price of up to $40 million commencing on the earlier of (i) our public announcement of the Milestone Event and (ii) the three year anniversary of the Closing Date. The Preferred Tranche B Warrants will expire on the four (4)-year anniversary of the Closing Date. As of June 30, 2026, an aggregate of 40,000 Preferred Tranche B Warrants remaining outstanding.

The Preferred Warrants are subject to forfeiture in the event the applicable holder engages in any Short Sales (as defined in the Securities Purchase Agreement) involving our securities during the 48-months period following the Closing Date. In addition, the shares of common stock and/or Series A Preferred Stock, as applicable, underlying the Preferred Tranche B Warrants are subject to reduction if the applicable holder sells or transfers any shares of Series A Preferred Stock purchased on the Closing Date or shares of common stock received upon conversion of the Series A Preferred Stock purchased on the Closing Date, in either case before the Exercisability Date (as defined therein), except to affiliates for no consideration.

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

Warrant Exercises

During the three months ended June 30, 2026, an aggregate of 9,400 Preferred Tranche A Warrants were exercised at an exercise price of $1,000 per share, resulting in total proceeds of $9,400,000 to us. Upon exercise, 9,400 shares of Series A Preferred Stock were issued. Of these, 7,157 shares were immediately converted into an aggregate of 3,385,261 shares of our common stock, and the remaining 2,243 shares of Series A Preferred Stock remained outstanding.

During the six months ended June 30, 2026, an aggregate of 10,600 Preferred Tranche A Warrants were exercised at an exercise price of $1,000 per share, resulting in total proceeds of $10,600,000 to us. Upon exercise, 10,600 shares of Series A Preferred Stock were issued. Of these, 8,357 shares were immediately converted into an aggregate of 3,952,861 shares of our common stock, and the remaining 2,243 shares of Series A Preferred Stock remained outstanding.

No Preferred Tranche A Warrants were exercised during the three or six months ended June 30, 2025.

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

Cash Flows

The tables below set forth our significant sources and uses of cash for the periods.

	Six Months Ended June 30,
	2026	2025
	(dollars in millions)
Net cash (used in) provided by:
Operating activities	$(18.8)	$(6.1)
Investing activities	(50.1)	—
Financing activities	11.3	—
Net decrease in cash	$(57.6)	$(6.1)

Net Cash Used in Operating Activities

Net cash used in operating activities of approximately $18.8 million during the six months ended June 30, 2026 was primarily due to our net loss of $107.9 million and a $3.6 million increase in prepaid expenses, partially offset by a $81.8 million increase in fair value of the warrant liability, and a stock-based compensation expense of $11.0 million.

Net cash used in operating activities of approximately $6.1 million during the six months ended June 30, 2025 was primarily due to our net loss of $7.0 million and a $0.7 million decrease in accounts payable, partially offset by stock-based compensation expense of $0.6 million, a $0.6 million decrease in prepaid expenses, and a $0.4 million increase in accrued expenses.

Net Cash Used in Investing Activities

Net cash used in investing activities of approximately $50.1 million during the six months ended June 30, 2026 was primarily due to the purchase of marketable securities of $55.1 million, partially offset by the maturity and redemption of marketable securities of $5.0 million.

Net cash used in investing activities was zero during the six months ended June 30, 2025.

Net Cash Provided by Financing Activities

Net cash provided by financing activities of approximately $11.3 million during the six months ended June 30, 2026 was primarily due to the proceeds from the exercise of Preferred Tranche A Warrants.

Net cash provided by financing activities was zero during the six months ended June 30, 2025.

Critical Accounting Policies and Estimates

In our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, our most critical accounting policies and estimates upon which our financial status depends were identified as those relating to research and development costs; goodwill; and the liability related to the sale of future royalties. We reviewed our policies and determined that those policies were our most critical accounting policies for the six months ended June 30, 2026.

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

Our management, with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2026. Based on the evaluation of our disclosure controls and procedures as of June 30, 2026, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

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

We are a clinical development-stage biopharmaceutical company. In November 2013, we merged with Sonkei Pharmaceuticals, Inc. (“Sonkei”), and, in February 2014, we acquired Mind-NRG Sarl (“Mind-NRG”), which were also clinical development-stage biopharmaceutical companies. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval or become commercially viable. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we may never generate product revenue or achieve profitability. Our net loss was $107.9 million and $7.0 million for the six months ended June 30, 2026 and 2025, respectively. As of June 30, 2026, we had an accumulated deficit of approximately $796.7 million.

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

Our operations and the historic operations of Sonkei and Mind-NRG have consumed substantial amounts of cash since inception. As of June 30, 2026, we had cash, cash equivalents, marketable securities and restricted cash of $75.4 million. We believe that this amount will be sufficient to meet our operating commitments for at least twelve months from the date that our interim condensed financial statements are issued.

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

As of June 30, 2026, there were (i) 2,619,947 shares of common stock issuable upon conversion of outstanding Series A Preferred Stock for no additional consideration, (ii) 32,826,200 shares of common stock issuable upon exercise of outstanding tranche A warrants to purchase Series A Preferred Stock and (iii) 18,920,000 shares of common stock issuable upon exercise of outstanding tranche B warrants to purchase Series A Preferred Stock. The outstanding Series A Preferred Stock is convertible any time at the option of the holder thereof subject to beneficial ownership limitations. The tranche A warrants became exercisable immediately upon issuance. The exercise of such warrants and conversion of the Series A Preferred Stock for shares of our common stock will result in further dilution of our stockholders’ investment and could negatively affect the market price of our common stock. In addition, stockholders may experience further dilution if we issue common stock, or securities convertible into common stock, in the future. As a result of this dilution, stockholders may receive significantly less than the full purchase price paid for the shares in the event of liquidation.

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

3.4

Certificate of Amendment to Amended and Restated Certificate of Incorporation of Minerva Neurosciences, Inc., effective June 4, 2026 (incorporated by reference to Exhibit 3.1 to the Registrant’s current report on Form 8-K (File No. 001-36517) filed with the SEC on June 4, 2026).

3.5	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s current report on Form 8-K (File No. 001-36517) filed with the SEC on June 4, 2026).

3.6

Certificate of Designation of Preferences, Rights and Limitations of the Series A Convertible Voting Preferred Stock (incorporated by reference to Exhibit 3.1 to the Registrant’s current report on Form 8-K (File No. 001-36517) filed with the SEC on October 21, 2025).

10.1

Sales Agreement, by and between Minerva Neurosciences, Inc. and Leerink Partners LLC, dated May 27, 2026 (incorporated by reference to Exhibit 1.1 to the Registrant’s current report on Form 8-K (File No. 001-36517) filed with the SEC on May 27, 2026).

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

Date: August 7, 2026