Form 10-Q
period 2026-09-30
Minerva Neurosciences, Inc.
filed 2026-11-06
CIK 1598646

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

The number of shares of Registrant’s Common Stock, $0.0001 par value per share, outstanding as of November 3, 2026, was 49,835,241.

INDEX TO FORM 10-Q

		Page
	PART I — Financial Information

Item 1.	Financial Statements (unaudited):	4
	Condensed Consolidated Balance Sheets as of September 30, 2026 and December 31, 2025	4
	Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2026 and 2025	5
	Condensed Consolidated Statements of Redeemable Preferred Stock and Stockholders’ Deficit for the three and nine months ended September 30, 2026 and 2025	6
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2026 and 2025	7
	Notes to Condensed Consolidated Financial Statements	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	30
Item 4.	Controls and Procedures	30

	PART II — Other Information

Item 1.	Legal Proceedings	31
Item 1A.	Risk Factors	31
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	33
Item 3.	Defaults Upon Senior Securities	33
Item 4.	Mine Safety Disclosures	33
Item 5.	Other Information	33
Item 6.	Exhibits	34

SIGNATURE		35

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

PART I – Financial Information

Item 1 – Financial Statements

MINERVA NEUROSCIENCES, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
	2026	2025
Assets
Current assets
Cash and cash equivalents	$20,216,241	$82,301,813
Marketable securities	56,728,533	—
Restricted cash	100,000	100,000
Prepaid expenses and other current assets	6,364,023	697,676
Total current assets	83,408,797	83,099,489

Goodwill	14,869,399	14,869,399
Total assets	$98,278,196	$97,968,888

Liabilities, Redeemable Preferred Stock and Stockholders’ Deficit
Current liabilities
Accounts payable	$653,173	$639,707
Accrued expenses and other current liabilities	1,872,768	1,650,766
Total current liabilities	2,525,941	2,290,473
Warrant liability	121,534,829	171,464,575
Liability related to the sale of future royalties	60,000,000	60,000,000
Total liabilities	184,060,770	233,755,048
Commitments and contingencies (Note 9)
Redeemable preferred stock
Series A convertible preferred stock; $0.0001 par value; 200,000 shares authorized; liquidation preference of $0; 5,539 shares issued and outstanding as of September 30, 2026 and 3,296 shares issued and outstanding as of December 31, 2025	11,741,322	4,961,922
Stockholders’ deficit
Common stock; $0.0001 par value; 250,000,000 shares authorized; 49,835,241 shares issued and outstanding as of September 30, 2026 and 43,274,398 shares issued and outstanding as of December 31, 2025	4,984	4,327
Additional paid-in capital	598,462,398	548,047,331
Accumulated deficit	(695,991,278)	(688,799,740)
Total stockholders’ deficit	(97,523,896)	(140,748,082)
Total liabilities, redeemable preferred stock and stockholders’ deficit	$98,278,196	$97,968,888

See accompanying notes to condensed consolidated financial statements.

MINERVA NEUROSCIENCES, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Expenses
Research and development	$5,155,658	$925,377	$17,597,859	$3,585,856
General and administrative	4,278,019	1,918,971	19,149,529	6,535,525
Total expenses	9,433,677	2,844,348	36,747,388	10,121,381
Loss from operations	(9,433,677)	(2,844,348)	(36,747,388)	(10,121,381)

Foreign exchange losses	(8,630)	(6,246)	(24,785)	(35,732)
Investment income	587,041	106,640	1,786,234	401,599
Changes in fair value of the warrant liability	109,601,827	—	27,794,401	—
Net income (loss)	$100,746,561	$(2,743,954)	$(7,191,538)	$(9,755,514)

Undistributed earnings attributable to participating preferred stock	(5,084,462)	—	—	—
Net income (loss) attributable to common stockholders	$95,662,099	$(2,743,954)	$(7,191,538)	$(9,755,514)

Net income (loss) per share, basic	$1.94	$(0.36)	$(0.15)	$(1.29)
Weighted average shares outstanding, basic	49,293,243	7,568,981	46,617,325	7,568,981
Net income (loss) per share, diluted	$(0.19)	$(0.36)	$(0.45)	$(1.29)
Weighted average shares outstanding, diluted	75,251,016	7,568,981	78,223,184	7,568,981

See accompanying notes to condensed consolidated financial statements.

MINERVA NEUROSCIENCES, INC.

Condensed Consolidated Statements of Redeemable Preferred Stock and Stockholders’ Deficit

(Unaudited)

	Convertible Series A Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total
Balances at January 1, 2025	—	$—	6,993,406	$699	$369,682,764	$(395,376,563)	$(25,693,100)
Stock-based compensation	—	—	—	—	297,229	—	297,229
Net loss	—	—	—	—	—	(3,752,972)	(3,752,972)
Balances at March 31, 2025	—	$—	6,993,406	$699	$369,979,993	$(399,129,535)	$(29,148,843)
Stock-based compensation	—	—	—	—	298,218	—	298,218
Net loss	—	—	—	—	—	(3,258,588)	(3,258,588)
Balances at June 30, 2025	—	$—	6,993,406	$699	$370,278,211	$(402,388,123)	$(32,109,213)
Stock-based compensation	—	—	—	—	272,897	—	272,897
Net loss	—	—	—	—	—	(2,743,954)	(2,743,954)
Balances at September 30, 2025	—	$—	6,993,406	$699	$370,551,108	$(405,132,077)	$(34,580,270)

Balances at January 1, 2026	3,296	$4,961,922	43,274,398	$4,327	$548,047,331	$(688,799,740)	$(140,748,082)
Stock-based compensation	—	—	—	—	8,710,302	—	8,710,302
Exercise of tranche A warrants	—	—	567,600	57	3,428,247	—	3,428,304
Net loss	—	—	—	—	—	(125,404,384)	(125,404,384)
Balances at March 31, 2026	3,296	$4,961,922	43,841,998	$4,384	$560,185,880	$(814,204,124)	$(254,013,860)
Stock-based compensation	—	—	—	—	2,272,840	—	2,272,840
Issuance of Series A Preferred Stock upon exercise of tranche A warrants	9,400	27,753,512	—	—	—	—	—
Conversion of Series A Preferred Stock into common shares	(7,157)	(20,974,112)	3,385,261	339	20,973,773	—	20,974,112
Net income	—	—	—	—	—	17,466,285	17,466,285
Balances at June 30, 2026	5,539	$11,741,322	47,227,259	$4,723	$583,432,493	$(796,737,839)	$(213,300,623)
Stock-based compensation	—	—	—	—	3,208,562	—	3,208,562
Issuance of Series A Preferred Stock upon exercise of tranche A warrants	1,100	2,653,529	—	—	—	—	—
Conversion of Series A Preferred Stock into common shares	(1,100)	(2,653,529)	520,300	52	2,653,477	—	2,653,529
Issuance of common stock, net of issuance costs	—	—	2,087,682	209	9,167,866	—	9,168,075
Net income	—	—	—	—	—	100,746,561	100,746,561
Balances at September 30, 2026	5,539	$11,741,322	49,835,241	$4,984	598,462,398	$(695,991,278)	$(97,523,896)

See accompanying notes to condensed consolidated financial statements.

MINERVA NEUROSCIENCES, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(7,191,538)	$(9,755,514)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization		4,082
Accretion of marketable securities	(934,575)	—
Stock-based compensation expense	14,191,704	868,344
Changes in fair value of the warrant liability	(27,794,401)	—
Changes in operating assets and liabilities
Prepaid expenses and other current assets	(5,604,866)	173,362
Accounts payable	190,228	(783,784)
Accrued expenses and other current liabilities	222,002	463,314
Net cash used in operating activities	(26,921,446)	(9,030,196)

Cash flows from investing activities:
Purchase of marketable securities	(78,355,439)	—
Proceeds from the maturity and redemption of marketable securities	22,500,000	—
Net cash used in investing activities	(55,855,439)	—

Cash flows from financing activities:
Proceeds from sales of common stock under at-the-market offering	9,999,997	—
Fees paid in connection with at-the-market offering	(813,489)	—
Proceeds from exercise of Tranche A warrants	11,700,000	—
Costs paid in connection with private placements	(195,195)	(45,166)
Net cash provided by (used in) financing activities	20,691,313	(45,166)
Net decrease in cash, cash equivalents and restricted cash	(62,085,572)	(9,075,362)

Cash, cash equivalents and restricted cash
Beginning of period	82,401,813	21,462,008
End of period	$20,316,241	$12,386,646
Reconciliation of the Condensed Consolidated Statements of Cash Flows to the Condensed Consolidated Balance Sheets
Cash and cash equivalents	$20,216,241	$12,286,646
Restricted cash	100,000	100,000
Total cash, cash equivalents and restricted cash	$20,316,241	$12,386,646

Supplemental disclosure of non-cash financing activities
Deferred offering costs included in accounts payable or in accrued expenses and other current liabilities	$—	$155,948
Unpaid at-the-market offering costs included in accounts payable	$18,433	$—
Reduction of warrant liability upon exercise of warrants	$22,135,345	$—
Issuance of common stock upon conversion of preferred stock	$27,055,945	$—

See accompanying notes to condensed consolidated financial statements.

MINERVA NEUROSCIENCES, INC.

Notes to Condensed Consolidated Financial Statements

As of September 30, 2026 and for the Three and Nine Months Ended September 30, 2026 and 2025

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

In addition, the Company previously co-developed seltorexant with Janssen Pharmaceutica NV (“Janssen”), a subsidiary of Johnson & Johnson, for the treatment of insomnia disorder and adjunctive treatment of Major Depressive Disorder (“MDD”). As a result of the Company’s collaboration with Janssen, it was entitled to collect royalties in the mid-single digits on potential future worldwide sales of seltorexant in certain indications, with no further financial obligations to Janssen. In January 2021, the Company sold its rights to these potential royalties to Royalty Pharma plc (“Royalty Pharma”) for a $60 million cash payment and up to an additional $95 million in potential future milestone payments, subject to completion of Phase 3 trials by Janssen, and certain regulatory approvals and commercial milestones. To the Company’s knowledge, Janssen is currently conducting two Phase 3 trials with seltorexant.

Liquidity

The accompanying interim condensed consolidated financial statements have been prepared as though the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has limited capital resources and has incurred recurring operating losses and negative cash flows from operations since inception. As of September 30, 2026, the Company had an accumulated deficit of approximately $696.0 million and net cash used in operating activities was approximately $26.9 million during the nine months ended September 30, 2026.

Management expects to continue to incur operating losses and negative cash flows from operations in the future. The Company has financed its operations to date from proceeds from the sale of convertible preferred stock, common stock, warrants, loans, convertible promissory notes, collaboration agreements and royalty sales.

As of September 30, 2026, the Company had cash, cash equivalents, marketable securities and restricted cash of $77.0 million. The Company believes that this amount will be sufficient to meet the Company’s operating commitments for at least twelve months from the date that its interim condensed financial statements are issued. On October 23, 2025, the Company completed a private placement of preferred stock and warrants for up to $200 million in gross proceeds, before deducting placement agent fees and other expenses, through a private placement that included an initial upfront funding of $80 million in gross proceeds in exchange for 80,000 shares of the Company’s Series A convertible preferred stock, and up to an additional $80 million in gross proceeds if all 80,000 Tranche A warrants are exercised, subject to the terms and conditions specified therein. Additional proceeds of $40 million may be received in connection with cash exercise of all 40,000 Tranche B warrants upon the achievement of a milestone event.

During the three and nine months ended September 30, 2026, the Company issued and sold 2,087,682 shares of its common stock under the “at-the-market” offering program. The shares were sold at an average price of $4.79 per share for aggregate net proceeds to the Company of approximately $9.2 million, after deducting sales commissions and offering costs payable by the Company. See Note 6 for additional information regarding the Company’s at-the-market offering program.

The net proceeds from the private placement and the at-the-market offering are being used to finance the confirmatory Phase 3 trial of roluperidone, preparation and resubmission of its NDA, the readiness of the commercial launch of roluperidone in the U.S., if approved, and for working capital and general corporate purposes.

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

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim reporting and the requirements of the Securities and Exchange Commission (“SEC”) in accordance with Regulation S-X, Rule 8-03. Under those rules, certain notes and financial information that are normally required for annual financial statements can be condensed or omitted. In the opinion of the Company’s management, the accompanying financial statements contain all adjustments (consisting of items of a normal and recurring nature) necessary to present fairly the financial position as of September 30, 2026, the results of operations for the three and nine months ended September 30, 2026 and 2025 and cash flows for the nine months ended September 30, 2026 and 2025. The results of operations for the three and nine months ended September 30, 2026 are not necessarily indicative of the results to be expected for the full year. The consolidated balance sheet as of December 31, 2025 was derived from the audited annual financial statements. The accompanying unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2025 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 11, 2026.

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

Marketable securities

Marketable securities consists of U.S. treasury securities, commercial paper, and corporate debt securities maturing in twelve months or less. Based on the Company’s intentions regarding its marketable securities, all marketable securities are classified as held-to-maturity and are carried under the amortized cost approach. The Company’s investments in U.S. treasury securities are classified as Level 1 within the fair value hierarchy and its investments in commercial paper and corporate debt securities are classified as Level 2. As of September 30, 2026, remaining final maturities of marketable securities ranged from October 2026 to September 2027, with a weighted average remaining maturity of approximately six months. The Company did not hold any marketable securities as of December 31, 2025. The following table provides the amortized cost basis, unrealized gains/(losses) and the fair value of investments in held-to-maturity securities as of September 30, 2026:

	September 30, 2026
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Marketable securities:
U.S. Treasury securities	$9,479,607	$—	$(17,377)	$9,462,230
Commercial paper	$41,038,184	$—	$(92,104)	$40,946,080
Corporate debt securities	$6,210,742	$—	$(21,652)	$6,189,090
Marketable securities:	$56,728,533	$—	$(131,133)	$56,597,400

Restricted cash

Cash accounts with any type of restriction are classified as restricted. The Company maintained restricted cash balances as collateral for corporate credit cards in the amount of $0.1 million at each of September 30, 2026 and December 31, 2025.

Deferred offering costs

Deferred offering costs consist of legal, accounting and other direct costs incurred in connection with the Company’s registration statement on Form S-3 (File No. 333-294203), which was declared effective by the SEC on March 19, 2026, and the establishment of the Company’s at-the-market offering program and related prospectus supplement filed on May 27, 2026. These costs were capitalized and offset against the proceeds from the offering under the registration statement.

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

The following tables present the carrying amount, fair value, and the applicable level within the fair value hierarchy for the Company’s warrant liability as of September 30, 2026 and December 31, 2025, which is measured at fair value on a recurring basis:

	September 30, 2026
	Total	Level 1	Level 2	Level 3
Liabilities:
Warrant liability	$121,534,829	$—	$—	$121,534,829

	December 31, 2025
	Total	Level 1	Level 2	Level 3
Liabilities:
Warrant liability	$171,464,575	$—	$—	$171,464,575

The following tables present the carrying amounts and the applicable level within the fair value hierarchy for the Company’s cash equivalents and marketable securities as of September 30, 2026 and December 31, 2025, which are not measured at fair value on a recurring basis. Cash equivalents consist of short-term, highly liquid investments with original maturities of 90 days or less, including money market accounts. Cash and cash equivalents are primarily held with major North American financial institutions. Deposits may exceed insured limits and are redeemable on demand, which reduces counterparty credit risk. Marketable securities consist of investments classified as held-to-maturity and are recorded at amortized cost:

	September 30, 2026
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$4,469,751	$4,469,751	$—	$—
U.S. Treasury securities	$9,479,607	$9,479,607	$—	$—
Commercial paper	$41,038,184	$—	$41,038,184	$—
Corporate debt securities	$6,210,742	$—	$6,210,742	$—

	December 31, 2025
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$79,327,870	$79,327,870	$—	$—

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

The CODM does not evaluate operating segments using asset or liability information and therefore it is not disclosed. The following table summarizes the reportable segment’s financial information:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Expenses
Research and development staff related expenses (1)	$493,635	$275,886	$1,511,929	$1,189,274
External research and development costs (2)	3,330,446	570,623	12,874,056	2,114,531
Research and development stock compensation expenses (non-cash)	1,216,667	74,376	2,950,817	274,206
General and administrative staff related expenses (1)	851,893	905,684	3,430,660	2,762,841
General and administrative stock compensation expenses (non-cash)	1,991,895	198,521	11,240,887	594,139
Total	7,884,536	2,025,090	32,008,349	6,934,991
Other segment expense, net (3)	1,549,141	819,258	4,739,039	3,186,390
Total expenses	9,433,677	2,844,348	36,747,388	10,121,381
Loss from operations	(9,433,677)	(2,844,348)	(36,747,388)	(10,121,381)
Reconciling items:
Foreign exchange losses	(8,630)	(6,246)	(24,785)	(35,732)
Investment income	587,041	106,640	1,786,234	401,599
Changes in fair value of the warrant liability	109,601,827	—	27,794,401	—
Net income (loss)	$100,746,561	$(2,743,954)	$(7,191,538)	$(9,755,514)

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

NOTE 3 — ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following:

	September 30, 2026	December 31, 2025
Research and development costs and other accrued expenses	$420,647	$1,013,200
Professional fees	162,217	637,566
Accrued bonus	1,202,014	—
Vacation pay	87,890	—
Accrued expenses and other current liabilities	$1,872,768	$1,650,766

NOTE 4 — NET INCOME (LOSS) PER SHARE OF COMMON STOCK

Basic income (loss) per share is calculated by dividing net income (loss) attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. The Company’s Series A Preferred Stock is a participating security. Accordingly, for the three months ended September 30, 2026, in which the Company had net income attributable to common and participating stockholders, basic earnings per share was calculated using the two-class method. For the nine months ended September 30, 2026, the Company had net loss. Accordingly, all potential common shares were excluded from the calculation of basic earnings per share because they do not participate in losses. For the three and nine months ended September 30, 2025, the Company reported net losses and all potential common shares were anti-dilutive, and basic and diluted net loss per share were the same.

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

For the three and nine months ended September 30, 2026, diluted earnings per share was calculated using the if-converted method and treasury stock method for warrants. Incremental shares attributable to in-the-money warrants were included in diluted earnings per share. Out-of-the-money instruments and instruments for which the assumed proceeds exceeded the average market price of the Company’s common stock during the period were excluded because their effect would have been anti-dilutive. Instruments whose inclusion would have been anti-dilutive to diluted net loss per share were also excluded.

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

In June 2023, in connection with a private placement, the Company issued and sold pre-funded warrants exercisable for an aggregate of 575,575 shares of common stock. The purchase price of the pre-funded warrants was $9.99 per share, which was paid to the Company upon issuance of the pre-funded warrants. The exercise price of the pre-funded warrants is $0.01 per share. The pre-funded warrants are exercisable by the holders at any time and do not expire. As the remaining shares underlying the pre-funded warrants are issuable for nominal consideration of $0.01 per share, 575,575 shares of common stock underlying the unexercised pre-funded warrants were considered outstanding for purposes of the calculation of income (loss) per share as of September 30, 2026 and 2025.

The following table sets forth the computation of basic and diluted income (loss) per share for common stockholders:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income (loss)	$100,746,561	$(2,743,954)	$(7,191,538)	$(9,755,514)
Undistributed earnings attributable to participating preferred stock	(5,084,462)	—	—	—
Net income (loss) attributable to common stockholders - basic	$95,662,099	$(2,743,954)	$(7,191,538)	$(9,755,514)
Adjustment for the change in fair value of the warrant liability	(109,601,827)	—	(27,794,401)	—
Net income (loss) attributable to common stockholders - diluted	$(13,939,728)	$(2,743,954)	$(34,985,939)	$(9,755,514)

Weighted average shares of common stock outstanding - basic	49,293,243	7,568,981	46,617,325	7,568,981
Effect of dilutive warrants (1)	25,957,773	—	31,605,859	—
Weighted average shares of common stock outstanding - diluted	75,251,016	7,568,981	78,223,184	7,568,981

Net income (loss) per share of common stock:
Basic	$1.94	$(0.36)	$(0.15)	$(1.29)
Diluted	$(0.19)	$(0.36)	$(0.45)	$(1.29)
(1)
As of September 30, 2026, there were outstanding (i) Preferred Tranche A Warrants to purchase an aggregate of 68,300 shares of the Company’s Series A Preferred Stock, which are convertible into 32,305,900 shares of its common stock and (ii) Preferred Tranche B Warrants to purchase an aggregate of 40,000 shares of the Company’s Series A Preferred Stock, which are convertible into 18,920,000 shares of its common stock. Both the Tranche A Warrants and Tranche B Warrants are subject to the limitations on conversion set forth in the Certificate of Designation. See above in Note 4 for a description of the effect of dilutive warrants on the calculation of diluted earnings per share and Note 6 for additional information regarding the Company’s Series A Preferred Stock and warrants.

The following securities outstanding at September 30, 2026 and 2025 have been excluded from the calculation of weighted average shares outstanding because their effect on the calculation of income (loss) per share is antidilutive. The determination of whether a security is antidilutive is made separately for each reporting period. Accordingly, the Series A Preferred Stock are included only in the nine-month period ended September 30, 2026, because they do not participate in losses and were antidilutive for that period:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Common stock options	13,435,264	1,439,806	13,435,264	1,439,806
Performance-based restricted stock units (2)	—	217,495	—	217,495
Series A Preferred Stock (3)	—	—	2,619,947	—

(2)
All outstanding performance-based restricted stock units expired during August 2026.
(3)
The dilutive effect of Series A Preferred Stock for the three months ended September 30, 2026 is included by allocating the undistributed earnings attributable to participating preferred stock in the basic earnings per share numerator. An aggregate of 5,539 shares of Series A Preferred Stock remain outstanding, which are convertible into an aggregate of 2,619,947 shares of common stock, subject to the limitations on conversion set forth in the Certificate of Designation. See Note 6 for additional information regarding the Company’s Series A Preferred Stock. Shares of the Series A Preferred Stock are classified as temporary equity and excluded from the calculation of weighted average shares outstanding.

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

In September 2020, Janssen commenced two Phase 3 placebo-controlled studies, referred to as MDD3001 (NCT NCT04533529) and MDD3002 (NCT04532749), to evaluate the efficacy and safety of seltorexant as an adjunctive treatment to baseline antidepressants in adult and elderly patients with MDD with insomnia symptoms. In July 2022, Janssen announced that the MDD3002 study was stopped based on interim analysis results as recommended by the study’s independent data monitoring committee. In May 2024, Janssen announced that the MDD3001 study met all primary and secondary endpoints.

In July 2024, Janssen commenced its MDD3003 study, a Phase 3 placebo-controlled study of adjunctive treatment with seltorexant in adult and elderly participants with MDD and insomnia symptoms. According to clinicaltrials.gov, the MDD3003 study is currently recruiting and has an estimated completion for the primary outcome measure in December 2026 and overall completion in December 2027.

In September 2025, Janssen reported that its MDD3005 study, a Phase 3 study in which seltorexant was evaluated against quetiapine as adjunctive treatment in adult and elderly participants with MDD and insomnia symptoms, did not show statistical significance on the primary endpoint.

In April 2026, Janssen commenced its MDD3011 study, a Phase 3 placebo-controlled study of monotherapy treatment with seltorexant in adult and elderly participants with MDD. MDD3011 study is currently recruiting and has an estimated completion for the primary outcome measure in August 2028 and overall completion in May 2029.

The Company regularly evaluates the assumptions supporting future royalty estimates. During the third quarter of 2024, the Company revised its estimates for the timing and amount of future royalty payments to be earned over the life of the Janssen Agreement, which is less than the original carrying value of the upfront payment received. Therefore, under the retrospective interest model, during the third quarter of 2024 the Company adjusted the Royalty Obligation to the initial upfront payment received of $60 million and recognized $26.6 million as a component of Other Income, representing the amount of amortized non-cash interest expense through June 30, 2024. The Company does not expect to recognize non-cash interest expense in the future related to the Royalty Obligation, as the effective annual interest rate is negative.

NOTE 6 — REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT

At-the-Market Equity Offering Program

On May 27, 2026, the Company entered into a Sales Agreement (the “Agreement”) with Leerink Partners LLC (the “Agent”) with respect to an “at-the-market” offering program, pursuant to which the Company may issue and sell, from time to time, shares of its common stock, par value $0.0001 per share. The issuance and sale, if any, of shares of the Company’s common stock under the Agreement will be effected pursuant to the Company’s registration statement on Form S-3 (File No. 333-294203), which became effective on March 19, 2026, and the related prospectus supplement dated May 27, 2026 (the “Prospectus Supplement”), in each case filed with the U.S. Securities and Exchange Commission (the “SEC”). In accordance with the terms of the Agreement, under the Prospectus Supplement, the Company may offer and sell shares of its common stock having an aggregate offering price of up to $75.0 million from time to time through the Agent (such program, the “ATM Offering”). During the three and nine months ended September 30, 2026, the Company issued and sold 2,087,682 shares of its common stock under the Agreement. The shares were sold at an average price of $4.79 per share for aggregate net proceeds to the Company of approximately $9.2 million, after deducting sales commissions and offering costs payable by the Company.

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

On December 23, 2025, following the announcement of the stockholders’ approval of the issuance of common stock issuable upon conversion of the Series A Preferred Stock, the Company issued an aggregate of 36,280,992 shares of common stock upon the automatic conversion of an aggregate of 76,704 shares of Series A Preferred Stock in accordance with the terms set forth in the Certificate of Designation of Preferences, Rights and Limitations of the Series A Convertible Voting Preferred Stock (the “Certificate of Designation”). As of September 30, 2026, an aggregate of 3,296 shares of Series A Preferred Stock remain outstanding after the automatic conversion in December 2025, which are convertible into an aggregate of 1,559,008 shares of common stock, subject to the limitations on conversion set forth in the Certificate of Designation. Each share of Series A Preferred Stock automatically converted into the number of shares of common stock at the conversion price of $2.11 per share, rounded down to the nearest whole share, subject to the terms and limitations contained in the Certificate of Designation, including that shares of Series A Preferred Stock shall not be convertible if the conversion would result in a holder beneficially owning more than 9.99% (the “Beneficial Ownership Limitation”) of the Company’s outstanding shares of common stock as of the applicable conversion date. By written notice to the Company, the holder may from time to time increase or decrease the Beneficial Ownership Limitation to any other percentage not in excess of 19.99% specified in such notice; provided, that any increase in the Beneficial Ownership Limitation will not be effective until the 61st day after such notice is delivered to the Company.

During the nine months ended September 30, 2026, an additional 2,243 shares of Series A Preferred Stock became outstanding upon the exercise of Preferred Tranche A Warrants, which are convertible into an aggregate of 1,060,939 shares of common stock, subject to the limitations on conversion set forth in the Certificate of Designation.

Each Preferred Tranche A Warrant has an exercise price of $1,000 and may only be exercised for cash. The Preferred Tranche A Warrants are immediately exercisable upon issuance for an aggregate of 80,000 shares of Series A Preferred Stock for an aggregate cash exercise price of up to $80 million until the tenth day following the date of the Company’s public announcement that it has achieved, on a statistically significant basis, the primary endpoint of its Phase 3 confirmatory trial of roluperidone in schizophrenia at the 12-week timepoint (the “Milestone Event”). As of September 30, 2026, an aggregate of 68,300 Preferred Tranche A Warrants remained outstanding.

Each Preferred Tranche B Warrant has an exercise price of $1,000 and may be exercised by a cashless exercise. The Preferred Tranche B Warrants are exercisable for an aggregate of 40,000 shares of Series A Preferred Stock for an aggregate cash exercise price of up to $40 million commencing on the earlier of (i) the Company’s public announcement of the Milestone Event and (ii) the three year anniversary of the Closing Date. The Preferred Tranche B Warrants will expire on the four (4)-year anniversary of the Closing Date. As of September 30, 2026, an aggregate of 40,000 Preferred Tranche B Warrants remained outstanding.

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

Warrant Exercises

During the three months ended September 30, 2026, an aggregate of 1,100 Preferred Tranche A Warrants were exercised at an exercise price of $1,000 per share, resulting in total proceeds of $1,100,000 to the Company. Upon exercise, 1,100 shares of Series A Preferred Stock were issued and immediately converted into an aggregate of 520,300 shares of the Company’s common stock.

During the nine months ended September 30, 2026, an aggregate of 11,700 Preferred Tranche A Warrants were exercised at an exercise price of $1,000 per share, resulting in total proceeds of $11,700,000 to the Company. Upon exercise, 11,700 shares of Series A Preferred Stock were issued. Of these, 9,457 shares were immediately converted into an aggregate of 4,473,161 shares of the Company’s common stock, and the remaining 2,243 shares of Series A Preferred Stock remained outstanding.

No Preferred Tranche A Warrants were exercised during the three or nine months ended September 30, 2025.

Preferred Stock

The Company is authorized to issue 100,000,000 shares of preferred stock, $0.0001 par value per share, including 200,000 shares of Series A Preferred Stock, $0.0001 par value per share. No preferred shares were issued or outstanding as of September 30, 2026 and December 31, 2025, other than shares of the Series A Preferred Stock.

NOTE 7 — WARRANT LIABILITY

In conjunction with the issuance of Series A Preferred Stock and Preferred Tranche A and Tranche B Warrants (the “Warrants”) as described in Note 6, the Company established a warrant liability.

The Warrants meet the definition of freestanding instruments and are classified as liabilities in accordance with ASC 480, Distinguishing Liabilities from Equity. The Warrants were initially recognized at fair value and are subject to remeasurement at each balance sheet date after issuance. Any change in fair value is recognized as a component of other income (expense) in the statements of operations in the period of change. For the three and nine months ended September 30, 2026, the Company recognized a $109.6 million gain and a $27.8 million gain, respectively, related to changes in the fair value of the warrant liability, which were included in other income (expense) in the statements of operations. No gain or loss was recognized for the three and nine months ended September 30, 2025 related to changes in the fair value of the liability. In addition to the valuation inputs described below, there is an indirect relationship between the Company’s share price and the fair value of the warrant liability, whereby changes in the share price influence the valuation model used to determine fair value.

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

The table below summarizes the valuation inputs used in the binomial model for the liability associated with the Warrants at September 30, 2026:

	September 30, 2026
	Tranche A Warrants	Tranche B Warrants
Scenario 1: Milestone Successfully Achieved
Discount rate	4.60%	4.60%
Time period between valuation date and Milestone Event	1.25	1.25
Risk-neutral probability of Milestone Event achievement	47.00%	47.00%
Probability-weighted present value of the Series A Preferred Warrants	$1,027.50	$1,187.80
Scenario 2: Milestone Not Achieved
Discount rate	4.60%	4.60%
Time period between valuation date and Milestone Event	1.25	1.25
Risk-neutral probability of Milestone Event failure	53.00%	53.00%
Probability-weighted present value of the Series A Preferred Warrants	$35.50	$35.50
Fair Value of Series A Warrants	$1,063.00	$1,223.30

The table below summarizes the valuation inputs used in the binomial model for the liability associated with the Warrants at December 31, 2025:

	December 31, 2025
	Tranche A Warrants	Tranche B Warrants
Scenario 1: Milestone Successfully Achieved
Discount rate	3.52%	3.52%
Time period between valuation date and Milestone Event	2.00	2.00
Risk-neutral probability of Milestone Event achievement	49.00%	49.00%
Probability-weighted present value of the Series A Preferred Warrants	$1,360.60	$1,500.60
Scenario 2: Milestone Not Achieved
Discount rate	3.52%	3.52%
Time period between valuation date and Milestone Event	2.00	2.00
Risk-neutral probability of Milestone Event failure	51.00%	51.00%
Probability-weighted present value of the Series A Preferred Warrants	$21.60	$21.60
Fair Value of Series A Warrants	$1,382.20	$1,522.20

The table below summarizes the valuation inputs used in the Black-Scholes Option Pricing Model for the Warrants at September 30, 2026 and December 31, 2025.

	September 30, 2026	December 31, 2025
Term to expiration	1.81	1.81
Risk-free interest rate	4.73%	3.51%
Volatility	120.00%	117.50%
Dividend yield	0.00%	0.00%

The Company estimated the fair value of the Tranche A Warrants and Tranche B Warrants to be approximately $72.6 million and $48.9 million, respectively, as of September 30, 2026, and $110.6 million and $60.9 million, respectively, as of December 31, 2025. The Preferred Tranche A warrants were remeasured to fair value immediately prior to exercise, and the resulting difference between the carrying amount and the fair value at the date of exercise was recognized as a change in fair value of the warrant liability. The Series A Preferred Stock, and common shares that were issued upon conversion, were recorded at their fair value at the exercise date based upon the underlying price of the common stock at that date. These changes represent additional non-cash gains or expenses included in changes in fair value of the warrant liability in the Company’s consolidated statements of operations during the reporting period. Such amounts are presented in the tables below as “reduction of warrant liability upon exercise of warrants”.

The following table provides a summary of the Company’s warrant liability fair value estimates and the changes in Level 3 fair value measurements during the three months ended September 30, 2026:

Three Months Ended September 30, 2026
Fair value, June 30, 2026	$232,690,185
Reduction of warrant liability upon exercise of warrants	(1,553,529)
Changes in fair value of the warrant liability	(109,601,827)
Fair value, September 30, 2026	$121,534,829

The following table provides a summary of the Company’s warrant liability fair value estimates and the changes in Level 3 fair value measurements during the nine months ended September 30, 2026:

Nine Months Ended September 30, 2026
Fair value, January 1, 2026	$171,464,575
Reduction of warrant liability upon exercise of warrants	(22,135,345)
Changes in fair value of the warrant liability	(27,794,401)
Fair value, September 30, 2026	$121,534,829

NOTE 8 — STOCK AWARD PLAN AND STOCK-BASED COMPENSATION

In December 2013, the Company adopted the 2013 Equity Incentive Plan (as subsequently amended and restated, the “Plan”), which provides for the issuance of options, stock appreciation rights, stock awards and stock units. As of September 30, 2026, the total shares authorized for issuance under the Plan were 14,578,917.

Stock Option Awards

Stock option activity for employees and non-employees for the nine months ended September 30, 2026 is as follows:

	Shares Issuable Pursuant to Stock Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Terms (years)	Total Intrinsic Value (in thousands)
Outstanding January 1, 2026	8,173,509	$4.73	9.5	$1,270

Granted	5,300,816	$5.10
Exercised	—	$—
Cancelled/Forfeited	(34,375)	$41.24
Expired	(4,686)	$81.60
Outstanding September 30, 2026	13,435,264	$4.75	8.4	$575
Exercisable September 30, 2026	2,816,691	$5.61	4.6	$376
Available for future grant	812,540

The weighted average grant-date fair value of stock options outstanding on September 30, 2026 and 2025 was $4.17 per share and $6.20 per share, respectively. Total unrecognized compensation costs related to non-vested stock options at September 30, 2026 were approximately $35.9 million and are expected to be recognized within future operating results over a weighted-average period of 3.3 years. Generally, stock options are granted using exercise prices equal to the market price at the date of grant, vest over four years for employees and one year for directors, and are exercisable over a maximum period of 10 years from their grant dates.

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

The Company uses the Black-Scholes model to estimate the fair value of stock options granted. There were no stock options granted during the nine months ended September 30, 2025. For stock options granted during the nine months ended September 30, 2026, the Company utilized the following assumptions:

Nine Months Ended September 30, 2026
Expected term (years)	5.14 - 6.25
Risk free interest rate	3.75% - 4.47%
Volatility	117% - 133%
Dividend yield	0%
Weighted-average fair value of options granted during the period	$4.53

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

As of September 30, 2026, 228,213 PRSUs have vested, 48,646 have been cancelled, and the remaining 199,781 expired during August 2026.

The following table presents stock-based compensation expense included in the Company’s consolidated statements of operations, including $6.6 million recognized in connection with the modification of stock options granted to Mr. Race pursuant to the settlement agreement described in Note 10.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Research and development	$1,216,667	$74,376	$2,950,817	$274,205
General and administrative	1,991,895	198,521	11,240,887	594,139
Total	$3,208,562	$272,897	$14,191,704	$868,344

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

On July 31, 2026, the Company provided Mr. Race with written notice, pursuant to Section 2.2 of the Consultancy Agreement, terminating the consultancy engagement effective August 31, 2026. Following such termination, the Company has no further obligations to Mr. Race under the Consultancy Agreement other than with respect to amounts accrued prior to the termination date.

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

In addition, we previously co-developed seltorexant with Janssen Pharmaceutica NV (“Janssen”), a subsidiary of Johnson & Johnson, for the treatment of insomnia disorder and adjunctive treatment of Major Depressive Disorder (“MDD”). As a result of our collaboration with Janssen, we were entitled to collect royalties in the mid-single digits on potential future worldwide sales of seltorexant in certain indications, with no further financial obligations to Janssen. In January 2021, we sold our rights to these potential royalties to Royalty Pharma plc (“Royalty Pharma”) for a $60 million cash payment and up to an additional $95 million in potential future milestone payments, subject to completion of Phase 3 trials by Janssen, and certain regulatory approvals and commercial milestones. To our knowledge, Janssen is currently conducting two Phase 3 trials with seltorexant.

We have not received any regulatory approvals to commercialize any of our product candidates, and we have not generated any revenue from the sales or license of our product candidates. We routinely evaluate the status of our drug development programs as well as potential strategic options. We have incurred significant operating losses since inception and expect to continue to incur net losses and negative cash flows from operating activities for the foreseeable future. As of September 30, 2026 and December 31, 2025, we had an accumulated deficit of $696.0 million and $688.8 million, respectively. For the nine months ended September 30, 2026 and 2025, we recorded net loss of $7.2 million and $9.8 million, respectively. We expect our clinical and administrative costs will increase as we incur clinical trial costs related to the Phase 3 trial of roluperidone.

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

Results of Operations

Comparison of Three Months Ended September 30, 2026 versus September 30, 2025

Research and Development Expenses

Research and development expenses were $5.2 million and $0.9 million for the three months ended September 30, 2026 and 2025, respectively, an increase of approximately $4.3 million. The increase in research and development expenses was primarily due to expenses related to the C19 trial as well as higher compensation costs. Non-cash stock compensation costs included in research and development expenses were $1.2 million and $0.1 million for the three months ended September 30, 2026 and 2025, respectively.

General and Administrative Expenses

General and administrative expenses were $4.3 million and $1.9 million for the three months ended September 30, 2026 and 2025, respectively, an increase of approximately $2.4 million. The increase in general and administrative expenses was primarily due to higher professional service fees and compensation costs. Non-cash stock compensation costs included in general and administrative expenses were $2.0 million and $0.2 million for the three months ended September 30, 2026 and 2025, respectively.

Foreign Exchange Losses

Foreign exchange losses were $9 thousand and $6 thousand for the three months ended September 30, 2026 and 2025, respectively, an increase of $3 thousand, primarily due to currency movements.

Investment Income

Investment income was $0.6 million and $0.1 million for the three months ended September 30, 2026 and 2025, respectively, an increase of approximately $0.5 million, primarily due to higher cash equivalents and marketable securities balances.

Changes in fair value of the warrant liability

Changes in fair value of the warrant liability were a gain of $109.6 million and zero for the three months ended September 30, 2026 and 2025, respectively, an increase of $109.6 million. The gain on the change in fair value of the warrant liability is related to the warrants issued in conjunction with the October 2025 private placement. The fair value of the non-cash warrant liability at September 30, 2026 was $121.5 million. Accordingly, we recognized a non-cash gain of $109.6 million for the three-month period ended September 30, 2026, reflecting both the decrease in fair value of the warrant liability and losses recognized upon the exercise of warrants during 2026. This non-cash gain was recorded within other income (expense) in the statement of operations.

Comparison of Nine Months Ended September 30, 2026 versus September 30, 2025

Research and Development Expenses

Research and development expenses were $17.6 million and $3.6 million for the nine months ended September 30, 2026 and 2025, respectively, an increase of approximately $14.0 million. The increase in research and development expenses was primarily due to expenses related to the C19 trial as well as higher compensation costs. Non-cash stock compensation costs included in research and development expenses were $3.0 million and $0.3 million for the nine months ended September 30, 2026 and 2025, respectively.

General and Administrative Expenses

General and administrative expenses were $19.1 million and $6.5 million for the nine months ended September 30, 2026 and 2025, respectively, an increase of approximately $12.6 million. The increase in general and administrative expenses was primarily due to higher professional service fees and compensation costs as well as costs related to a severance agreement in the first quarter, which included a $6.6 million one-time, non-cash charge for the modification of the terms of previously granted stock options. Non-cash stock compensation costs included in general and administrative expenses were $11.2 million and $0.6 million for the nine months ended September 30, 2026 and 2025, respectively.

Foreign Exchange Losses

Foreign exchange losses were $25 thousand and $36 thousand for the nine months ended September 30, 2026 and 2025, respectively, a decrease of $11 thousand, primarily due to currency movements.

Investment Income

Investment income was $1.8 million and $0.4 million for the nine months ended September 30, 2026 and 2025, respectively, an increase of approximately $1.4 million, primarily due to higher cash equivalents and marketable securities balances.

Changes in fair value of the warrant liability

Changes in fair value of the warrant liability were a gain of $27.8 million and zero for the nine months ended September 30, 2026 and 2025, respectively, an increase of $27.8 million. The gain on the change in fair value of the warrant liability is related to the warrants issued in conjunction with the October 2025 private placement. The fair value of the non-cash warrant liability at September 30, 2026 was $121.5 million. Accordingly, we recognized a non-cash gain of $27.8 million for the nine-month period ended September 30, 2026, reflecting both the decrease in fair value of the warrant liability and losses recognized upon the exercise of warrants during 2026. This non-cash gain was recorded within other income (expense) in the statement of operations.

Non-GAAP Financial Measures

In addition to our results determined in accordance with U.S. generally accepted accounting principles (“GAAP”), we believe the following non-GAAP measures are useful in evaluating our operating performance and financial condition. Non-GAAP financial measures are included with the intent of providing investors with an understanding of our historical financial results and trends and to facilitate comparisons between periods. In addition, these non-GAAP financial measures are among the indicators our management uses for planning and forecasting purposes and measuring our performance. We believe that these non-GAAP financial measures, when considered together with U.S. GAAP measures, can enhance the understanding of our financial and operating performance. Non-GAAP financial measures have no standardized meaning and investors are cautioned that, unlike financial measures prepared in accordance with U.S. GAAP, non-GAAP measures may not be comparable with the calculation of similar measures for other companies. The limitations of using non-GAAP financial measures as performance measures are that they provide a view of our results of operations without including all events during a period and may not provide a comparable view of our performance to other companies in the biopharmaceutical industry. Investors are encouraged to review the related GAAP financial measures and the reconciliation of these non-GAAP financial measures to their most directly comparable GAAP financial measures, and not to rely on any single financial measure to evaluate our business.

Non-GAAP total liabilities is defined as GAAP total liabilities, excluding warrant liability and liability related to the sale of future royalties. Reconciliations of reported GAAP total liabilities to non-GAAP total liabilities as of September 30, 2026 and December 31, 2025 were as follows (in thousands):

	September 30, 2026	December 31, 2025
Current liabilities
Accounts payable	$653	$639
Accrued expenses and other current liabilities	1,873	1,651
Total current liabilities	2,526	2,290
Warrant liability	121,535	171,465
Liability related to the sale of future royalties	60,000	60,000
Total liabilities – GAAP	184,061	233,755
Reconciling items:
Warrant liability	(121,535)	(171,465)
Liability related to the sale of future royalties	(60,000)	(60,000)
Total liabilities – non-GAAP	$2,526	$2,290

Non-GAAP adjusted net income (loss) is defined as GAAP net income (loss), adjusted to exclude non-cash items related to: (i) stock-based compensation expense and (ii) changes in fair value of the warrant liability. Reconciliations of reported GAAP net income (loss) to non-GAAP adjusted net income (loss) for the three and nine months ended September 30, 2026 and 2025 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income (loss) – GAAP	$100,747	$(2,744)	$(7,192)	$(9,756)
Reconciling items:
Stock-based compensation expense	3,209	273	14,192	868
Changes in fair value of the warrant liability	(109,602)	—	(27,794)	—
Adjusted net income (loss) – non-GAAP	$(5,646)	$(2,471)	$(20,794)	$(8,888)

Liquidity and Capital Resources

Sources of Liquidity

As of September 30, 2026, we had an accumulated deficit of approximately $696.0 million. We anticipate that we will continue to incur net losses for the foreseeable future as we continue the development and potential commercialization of our product candidates and to support our operations as a public company. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we may never generate product revenue or achieve profitability. As of September 30, 2026, we had approximately $77.0 million in cash, cash equivalents, marketable securities and restricted cash, which we believe will be sufficient to meet our operating commitments for the next 12 months from the date our interim condensed financial statements are issued. Our cash requirements primarily relate to expenditures to support the development of roluperidone, which includes advancing the program through the regulatory process.

The process of drug development can be costly, and the timing and outcomes of clinical trials are uncertain. The assumptions upon which we have based our estimates are routinely evaluated and may be subject to change. The actual amount of our expenditures will vary depending upon many factors, including, but not limited to, the design, timing and duration of future clinical trials, the progress of our research and development programs, the infrastructure to support a commercial enterprise and the level of financial resources available. We can adjust our operating plan spending levels based on the timing of future clinical trials, which are predicated upon adequate funding to complete the trials. We routinely evaluate the status of our clinical development programs as well as potential strategic options.

At-the-Market Equity Offering Program

On May 27, 2026, we entered into a Sales Agreement (the “Agreement”) with Leerink Partners LLC (the “Agent”) with respect to an “at-the-market” offering program, pursuant to which we may issue and sell, from time to time, shares of our common stock, par value $0.0001 per share. The issuance and sale, if any, of shares of our common stock under the Agreement will be effected pursuant to our registration statement on Form S-3 (File No. 333-294203), which became effective on March 19, 2026, and the related prospectus supplement dated May 27, 2026 (the “Prospectus Supplement”), in each case filed with the U.S. Securities and Exchange Commission (the “SEC”). In accordance with the terms of the Agreement, under the Prospectus Supplement, we may offer and sell shares of our common stock having an aggregate offering price of up to $75.0 million from time to time through the Agent (such program, the “ATM Offering”). During the three and nine months ended September 30, 2026, we issued and sold 2,087,682 shares of our common stock under the Agreement. The shares were sold at an average price of $4.79 per share for aggregate net proceeds to us of approximately $9.2 million, after deducting sales commissions and offering costs payable by us.

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

On December 23, 2025, following the announcement of the stockholders’ approval of the issuance of common stock issuable upon conversion of the Series A Preferred Stock, we issued an aggregate of 36,280,992 shares of common stock upon the automatic conversion of an aggregate of 76,704 shares of Series A Preferred Stock in accordance with the terms set forth in the Certificate of Designation of Preferences, Rights and Limitations of the Series A Convertible Voting Preferred Stock (the “Certificate of Designation”). As of September 30, 2026, an aggregate of 3,296 shares of Series A Preferred Stock remain outstanding after the automatic conversion in December 2025, which are convertible into an aggregate of 1,559,008 shares of common stock, subject to the limitations on conversion set forth in the Certificate of Designation. Each share of Series A Preferred Stock automatically converted into the number of shares of common stock at the conversion price of $2.11 per share, rounded down to the nearest whole share, subject to the terms and limitations contained in the Certificate of Designation, including that shares of Series A Preferred Stock shall not be convertible if the conversion would result in a holder beneficially owning more than 9.99% (the “Beneficial Ownership Limitation”) of our outstanding shares of common stock as of the applicable conversion date. By written notice to us, the holder may from time to time increase or decrease the Beneficial Ownership Limitation to any other percentage not in excess of 19.99% specified in such notice; provided, that any increase in the Beneficial Ownership Limitation will not be effective until the 61st day after such notice is delivered to us.

During the nine months ended September 30, 2026, an additional 2,243 shares of Series A Preferred Stock became outstanding upon the exercise of Preferred Tranche A Warrants, which are convertible into an aggregate of 1,060,939 shares of common stock, subject to the limitations on conversion set forth in the Certificate of Designation.

Each Preferred Tranche A Warrant has an exercise price of $1,000 and may only be exercised for cash. The Preferred Tranche A Warrants are immediately exercisable upon issuance for an aggregate of 80,000 shares of Series A Preferred Stock for an aggregate cash exercise price of up to $80 million until the tenth day following the date of our public announcement that we have achieved, on a statistically significant basis, the primary endpoint of our Phase 3 confirmatory trial of roluperidone in schizophrenia at the 12-week timepoint (the “Milestone Event”). As of September 30, 2026, an aggregate of 68,300 Preferred Tranche A Warrants remained outstanding.

Each Preferred Tranche B Warrant has an exercise price of $1,000 and may be exercised by a cashless exercise. The Preferred Tranche B Warrants are exercisable for an aggregate of 40,000 shares of Series A Preferred Stock for an aggregate cash exercise price of up to $40 million commencing on the earlier of (i) our public announcement of the Milestone Event and (ii) the three year anniversary of the Closing Date. The Preferred Tranche B Warrants will expire on the four (4)-year anniversary of the Closing Date. As of September 30, 2026, an aggregate of 40,000 Preferred Tranche B Warrants remained outstanding.

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

Warrant Exercises

During the three months ended September 30, 2026, an aggregate of 1,100 Preferred Tranche A Warrants were exercised at an exercise price of $1,000 per share, resulting in total proceeds of $1,100,000 to us. Upon exercise, 1,100 shares of Series A Preferred Stock were issued and immediately converted into an aggregate of 520,300 shares of our common stock.

During the nine months ended September 30, 2026, an aggregate of 11,700 Preferred Tranche A Warrants were exercised at an exercise price of $1,000 per share, resulting in total proceeds of $11,700,000 to us. Upon exercise, 11,700 shares of Series A Preferred Stock were issued. Of these, 9,457 shares were immediately converted into an aggregate of 4,473,161 shares of our common stock, and the remaining 2,243 shares of Series A Preferred Stock remained outstanding.

No Preferred Tranche A Warrants were exercised during the three or nine months ended September 30, 2025.

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

On January 19, 2021, we sold our royalty interest in seltorexant to Royalty Pharma for an upfront payment of $60 million and up to an additional $95 million in potential future milestone payments, contingent upon the achievement of certain clinical, regulatory and commercial milestones for seltorexant by Janssen. No royalties or milestone payments were accrued or paid during the three and nine months ended September 30, 2026 or 2025.

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

Cash Flows

The tables below set forth our significant sources and uses of cash for the periods.

	Nine Months Ended September 30,
	2026	2025
	(dollars in millions)
Net cash (used in) provided by:
Operating activities	$(26.9)	$(9.0)
Investing activities	(55.9)	—
Financing activities	20.7	(0.1)
Net decrease in cash	$(62.1)	$(9.1)

Net Cash Used in Operating Activities

Net cash used in operating activities of approximately $26.9 million during the nine months ended September 30, 2026 was primarily due to our net loss of $7.2 million, a $27.8 million decrease in fair value of the warrant liability, a $5.6 million increase in prepaid expenses and $0.9 million in accretion of marketable securities, partially offset by a stock-based compensation expense of $14.2 million.

Net cash used in operating activities of approximately $9.0 million during the nine months ended September 30, 2025 was primarily due to our net loss of $9.8 million and a $0.8 million decrease in accounts payable, partially offset by stock-based compensation expense of $0.9 million, a $0.5 million increase in accrued expenses, and a $0.2 million decrease in prepaid expenses.

Net Cash Used in Investing Activities

Net cash used in investing activities of approximately $55.9 million during the nine months ended September 30, 2026 was primarily due to the purchase of marketable securities of $78.4 million, partially offset by the maturity and redemption of marketable securities of $22.5 million.

Net cash used in investing activities was zero during the nine months ended September 30, 2025.

Net Cash Provided by (Used in) Financing Activities

Net cash provided by financing activities of approximately $20.7 million during the nine months ended September 30, 2026 was primarily due to net proceeds of $9.2 million received from the at-the-market offering and proceeds from the exercise of Preferred Tranche A Warrants.

Net cash used in financing activities of approximately $0.1 million during the nine months ended September 30, 2025 was primarily due to fees paid in connection with the private placement.

Critical Accounting Policies and Estimates

In our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, our most critical accounting policies and estimates upon which our financial status depends were identified as those relating to research and development costs; goodwill; and the liability related to the sale of future royalties. We reviewed our policies and determined that those policies were our most critical accounting policies for the nine months ended September 30, 2026.

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

Our management, with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2026. Based on the evaluation of our disclosure controls and procedures as of September 30, 2026, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

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

We are a clinical development-stage biopharmaceutical company. In November 2013, we merged with Sonkei Pharmaceuticals, Inc. (“Sonkei”), and, in February 2014, we acquired Mind-NRG Sarl (“Mind-NRG”), which were also clinical development-stage biopharmaceutical companies. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval or become commercially viable. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we may never generate product revenue or achieve profitability. Our net loss was $7.2 million and $9.8 million for the nine months ended September 30, 2026 and 2025, respectively. As of September 30, 2026, we had an accumulated deficit of approximately $696.0 million.

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

Our operations and the historic operations of Sonkei and Mind-NRG have consumed substantial amounts of cash since inception. As of September 30, 2026, we had cash, cash equivalents, marketable securities and restricted cash of $77.0 million. We believe that this amount will be sufficient to meet our operating commitments for at least twelve months from the date that our interim condensed financial statements are issued.

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

As of September 30, 2026, there were (i) 2,619,947 shares of common stock issuable upon conversion of outstanding Series A Preferred Stock for no additional consideration, (ii) 32,305,900 shares of common stock issuable upon exercise of outstanding tranche A warrants to purchase Series A Preferred Stock and (iii) 18,920,000 shares of common stock issuable upon exercise of outstanding tranche B warrants to purchase Series A Preferred Stock. The outstanding Series A Preferred Stock is convertible any time at the option of the holder thereof subject to beneficial ownership limitations. The tranche A warrants became exercisable immediately upon issuance. The exercise of such warrants and conversion of the Series A Preferred Stock for shares of our common stock will result in further dilution of our stockholders’ investment and could negatively affect the market price of our common stock. In addition, stockholders may experience further dilution if we issue common stock, or securities convertible into common stock, in the future. As a result of this dilution, stockholders may receive significantly less than the full purchase price paid for the shares in the event of liquidation.

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

Date: November 6, 2026